Form 10-K
period 1993-12-31
BANDAG INC
filed 1994-03-30
CIK 9534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   [X]  Annual Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 (fee required)

   For the fiscal year ended December 31, 1993;

                                       OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   Commission File Number 1-7007

                              BANDAG, INCORPORATED
             (Exact name of registrant as specified in its charter)

                Iowa                             42-0802143
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

   2905 North Highway 61, Muscatine, Iowa                52761-5886
   (Address of principal executive offices)             (Zip Code)

   Registrant's telephone number, including area code:  319/262-1400

   Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
   Title of each class                     on which registered
   Common Stock - $1 Par Value             New York Stock Exchange and
   Class A Common Stock - $1 Par Value     Chicago Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:
                 Class B Common Stock - $1 Par Value
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [X]    No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1994: Common Stock, $745,467,306; Class A Common Stock (non-voting), $954,797,012; Class B Common Stock, $253,273,608.

        The number of shares outstanding of the issuer's classes of common stock as of March 21, 1994: Common Stock, 11,216,176 shares. Class A Common Stock, 13,541,971 shares. Class B Common Stock, 2,359,345 shares.

   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Corporation's Proxy Statement for the Annual Meeting of the Shareholders to be held May 5, 1994 are incorporated by reference in
   Part III.

                                     PART I

   ITEM 1.  BUSINESS

        All references herein to the "Corporation" or "Bandag" refer to Bandag, Incorporated and its subsidiaries unless the context indicates otherwise.

        Bandag is engaged in the production and sale of precured tread rubber and equipment used by its franchisees for the retreading of tires for trucks, buses, light commercial trucks, industrial equipment, off-the-road equipment and passenger cars. Bandag specializes in a patented cold-bonding retreading process which it introduced to the United States in 1957. The Bandag Method, as it is called, separates the process of vulcanizing the tread rubber from the process of bonding the tread rubber to the tire casing, allowing for optimization of temperature and pressure levels at each stage of the retreading process. Although a Bandag retread is typically sold at a higher unit price than the alternative "hot-capped" process, as well as retreads sold using competitive precured systems, the Bandag product is considered to be superior, resulting in a longer lasting retread and lower user cost per mile.

        The Corporation and its licensees have 1,325 franchisees worldwide, with 38% located in the United States and 62% internationally. The majority of Bandag's franchisees are independent operators of full service tire distributorships. Bandag's revenues primarily come from the sale of retread material and equipment to its franchisees. Bandag's products compete with new tire sales, as well as retreads produced using other retread processes. The Corporation concentrates its marketing effort on existing franchisees and on expanding their respective market penetration. Due to its strong distribution system, marketing efforts, and leading technology, Bandag, through its independent franchisee network, has been able to maintain the largest market presence in the retreading industry.

        The Company as a tread rubber supplier to its independent network of franchisees competes in the light and heavy truck tire replacement market. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has independent franchisees in over 110 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company's franchisees make up approximately 16% of the U.S. light and heavy truck tire replacement market. The Company's primary competitors are new tire manufacturers such as Goodyear Tire and Rubber Company, Bridgestone Corporation and Groupe Michelin. Goodyear Tire and Rubber Company also competes in the U.S. market as a tread rubber supplier to a combination of company owned and independent retreaders.

        As a result of a recapitalization of the Corporation approved by the Corporation's shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Corporation. As of March 21, 1994 the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 73% of the votes entitled to be cast in the election of directors and other corporate matters. The "Carver Family" is composed of (i) Lucille A. Carver, a director and widow of Roy J. Carver,
   (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entities for the benefit of the Carver Family members.

   Description of Business

        The Corporation's business consists of the franchising of patented processes for the retreading of tires for trucks, buses, light commercial trucks, industrial equipment, off-the-road equipment, and passenger cars, and the production and sale of precured tread rubber and related products used in connection with these processes.

        The Bandag retreading process can be divided into two steps: (i) manufacturing the tread rubber and (ii) bonding the tread to a tire casing. Bandag manufactures over 500 separate tread designs and sizes, treads specifically designed for various applications, allowing fleet managers to fine-tune their tire program. Bandag tread rubber is vulcanized prior to shipment to its independent franchisees. The Bandag franchisee performs the retreading process of bonding the cured tread to a prepared tire casing. This two-step process allows utilization of the optimum temperature and pressure levels at each step. Lower temperature levels during the bonding process results in a more consistent, higher quality finished retread with less damage to the casing. Bandag has developed a totally integrated retreading system with the raw materials, bonding process and manufacturing equipment specifically designed to work together as a whole.

        The Corporation also franchises the use of another cold process precured retreading system, the Vakuum Vulk Method, for which the Corporation owns worldwide rights. In connection with the Vakuum Vulk Method, the Corporation currently sells tread rubber, equipment, and supplies to franchisees located in certain European countries.

   Markets and Distribution

        The principal market categories for tire retreading are truck and bus, with more than 90% of the tread rubber sold by the Corporation used in the retreading of these tires. Additionally, the Corporation markets tread rubber for the retreading of off-the-road equipment, industrial and light commercial vehicle and passenger car tires; however, historically, sales of tread rubber for these applications have not contributed materially to the Corporation's results of operations.

        Trucks and Buses Tread rubber, equipment, and supplies for retreading and repairing truck and bus tires are sold primarily to independent franchisees by the Corporation to use the Bandag Method for that purpose. Bandag has 1,325 franchisees throughout North America, Central America, South America, Europe, Africa, Far East, Australia and New Zealand. These franchisees are owned and operated by independent franchisees and corporations, some with multiple franchises and/or locations. Of these franchisees 500 are located in the United States. Additionally, the Corporation has approximately 65 franchisees in Europe who retread tires using the Vakuum Vulk Method. One hundred twenty-three of Bandag's foreign franchisees are franchised by licensees of the Corporation in Australia and India. A limited number of franchisees are trucking companies which operate retread shops essentially for their own needs. A few franchisees also offer "hot-cap" retreading and most sell one or more lines of new tires.

        The current franchise agreement offered by the Corporation grants the franchisee the non-exclusive retread manufacturing rights to use the Bandag Method for one or more applications and the Bandag trademarks in connection therewith within a specified territory, but the franchisee is free to market Bandag products outside the territory. No initial franchise fee is paid by a franchisee for his franchise.

        Other Applications The Corporation continues to manufacture and supply to its franchisees a limited amount of tread for Off-the-Road (OTR) tires. The Corporation's program for retreading of industrial tires includes all varieties, solid and pneumatic, and its light commercial vehicle program is directed at the market of light trucks and recreational vehicles.

   Regulations

        Various federal and state authorities have adopted safety and other regulations with respect to motor vehicles and components, including tires, and various states and the Federal Trade Commission enforce statutes or regulations imposing obligations on franchisors, primarily a duty to disclose material facts concerning a franchise to prospective franchisees. Management is unaware of any present or proposed regulations or statutes which would have a material adverse effect upon the Corporation's business, but cannot predict what other regulations or statutes might be adopted or what their effect on the Corporation's business might be.

   Competition

        The Corporation faces strong competition in the market for replacement truck and bus tires, the principal retreading market which it serves. The competition comes not only from the major manufacturers of new tires, but also from manufacturers of retread- ing materials. Competitors include producers of "camelback", "strip stock", and "slab stock" for "hot-cap" retreading, as well as a number of producers of precured tread rubber. Various methods for bonding precured tread rubber to tire casings are used by competitors.

        Bandag retreads are often sold at a higher price than tires retreaded by the "hot-cap" process. The Corporation believes that the superior quality and greater mileage of Bandag retreads and expanded service programs to franchisees and end users outweigh any price differential.

        Bandag franchisees compete with many new tire dealers and retreading operators of varying sizes, which include shops operated by the major new tire manufacturers, large independent retread companies, retreading operations of large trucking companies, and smaller commercial tire dealers.

   Sources of Supply

        The Corporation manufactures the precured tread rubber, cushion gum, and related supplies in Corporation-owned manufacturing plants in the United States, Canada, Brazil, Belgium, South Africa, Mexico, Malaysia and New Zealand. The Corporation has a 40% minority interest in its licensee in India. The Corporation also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire handling systems, and other items of equipment used in the Bandag and Vakuum Vulk retreading methods. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, such as repair patches sold by the Corporation, are purchased from others.

        The Corporation purchases rubber and other materials for the production of tread rubber and other rubber products from a number of suppliers. The rubber for tread is primarily synthetic and obtained principally from sources which most conveniently serve the respective areas in which the Corporation's plants are located. Although synthetic rubber and other petrochemical products have periodically been in short supply and significant cost fluctuations have been experienced in previous years, the Corporation to date has not experienced any significant difficulty in obtaining an adequate supply of such materials. However, the effect on operations of future shortages will depend upon their duration and severity and cannot presently be forecast.

        The principal source of natural rubber, used for the Corporation's cushion gum, is the Far East. The supply of natural rubber has historically been adequate for the Corporation's purposes. Natural rubber is a commodity subject to wide price fluctuations as a result of the forces of supply and demand. Synthetic prices have historically been related to the cost of petrochemical feedstocks which are relatively stable. A relationship between natural rubber and synthetic rubber prices exists, but it is by no means exact.

   Patents

        The Corporation owns or has licenses for the use of a number of United States and foreign patents covering various elements of the Bandag and Vakuum Vulk Methods. The Corporation has patents covering improved features which began expiring in 1993, and the Corporation has applications pending for additional patents.

        The Corporation's patent counsel has advised the Corporation that the United States patents are by law presumed valid and that the Corporation does not infringe upon the patent rights of others. While the outcome of litigation can never be predicted with certainty, such counsel has advised the Corporation that, in his opinion, in the event of litigation placing the validity of such patents at issue, the Corporation's United States patent position should remain adequate.

        The protection afforded the Bandag Method by foreign patents owned by the Corporation, as well as those under which it is licensed, varies among different countries depending mainly upon the extent to which the elements of the Bandag Method are covered, the strength of the patent laws and the degree to which patent rights are upheld by the courts. Patent counsel for the Corporation is of the opinion that its patent position in the foreign countries in which its principal sales are made is adequate and does not infringe upon the rights of others. The Corporation has, however, extended its foreign market penetration to some countries where little or no patent protection exists.

        The Corporation does not consider that patent protection is the primary factor in its successful retreading operation, but rather, that its proprietary technical "know-how", product quality, franchisee support programs and effective marketing programs are more important to its success.

        The Corporation has secured registrations for its trademark and service mark BANDAG, as well as other trademarks and service marks, in the United States and most of the other important commercial countries.

   Other Information

        The Corporation conducts research and development of new products, primarily in the tire retreading field, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $14,715,000 in 1991, $12,612,000 in 1992, and $12,321,000 in 1993.

        The Company's business has seasonal characteristics which are tied not only to the overall performance of the economy, but more specifically to the level of activity in the trucking industry. Tire demand does, however, lag the seasonality of the trucking industry. The Company's third and fourth quarters have historically been the strongest in terms of sales volume and earnings.

        As stated in the Company's 13D filed pursuant to the acquisition of the HON Industries common stock, "The shares of Common Stock purchased by Bandag have been acquired for investment purposes. Bandag believes that the Common Stock represents an attractive investment opportunity at this time." The Company continues to believe that HON Industries' common stock is a good, long-term investment consistent with the Company's overall corporate strategy to maximize long term shareholder value. The Company purchased the stock in 1987 and 1988 at a cost of $25.3 million and its market value at the end of 1993 was $69.5 million.

        The Corporation has sought to comply with all statutory and administrative requirements concerning environmental quality. The Corporation has made and will continue to make necessary capital expenditures for environmental protection. It is not anticipated that such expenditures will materially affect the Corporation's earnings or competitive position.

        As of December 31, 1993, the Corporation had 2,334 employees.

   Financial Information about Industry Segments

        As stated above, the Corporation's continuing operations are conducted in one principal business and, accordingly, the Corporation's financial statements contain information concerning a single industry segment.

   Revenues of Principal Product Groups

        The following table sets forth (in millions of dollars), for each of the last three fiscal years, revenues attributable to the Corporation's principal product groups:

                                       1993       1992       1991

    Revenues:

      Tread rubber, cushion gum,
       and retreading supplies          $555.9    $544.9    $524.4
      Other products (1)                  39.8      51.6      64.9

      Corporate (2)                        5.4       5.9       4.6
                                         _____     _____     _____

                   Total                $601.1    $602.4    $593.9

        (1) Includes retreading equipment, rubber compounds, and the sale of new and retreaded tires and related services.

        (2)  Consists of interest and dividend income.

   Financial Information about Foreign and Domestic Operations

   Financial Statement "Operations in Different Geographic Areas and Sales by Principal Products" follows on page 10.

   Operations in Different Geographic Areas and Sales by Principal Products

   The Company's operations are conducted in one principal business, which includes the manufacture of precured tread rubber, equipment and supplies for retreading tires.

   Information concerning the Company's operations by geographic area and sales by principal product for the years ended December 31, 1993, 1992 and 1991 is shown below (in millions):

   Information concerning operations in different geographic areas:

                                                       United States              Western Europe                  Other
                                                     1993    1992    1991       1993    1992    1991      1993    1992    1991

   Revenues:
   Revenues from unaffiliated customers (1) (2)    $376.1  $361.0  $372.8     $104.6  $119.4  $111.0      $115.0  $116.1  $105.5
   Transfers between areas (3)                       25.5    26.3    22.9        0.2     0.5     0.6         3.5     5.9     5.2
                                                   ______  ______  ______     ______  ______  ______      ______  ______  ______
   Geographic area totals                          $401.6  $387.3  $395.7     $104.8  $119.9  $111.6      $118.5  $122.0  $110.7
      Elimination's (deduction)
      Corporate revenues

   Total Revenues

   Earnings (Expenses):
      Operations (4)                               $110.4  $110.6  $101.9       $1.9    $4.7   $15.5       $15.5   $17.7   $15.5
      Interest income
      Interest expense
      General corporate expenses

   Earnings Before Income Taxes

   Assets at December 31:

      Operations                                   $258.2  $256.0  $251.2      $71.8   $85.9   $71.2       $66.2   $63.3   $55.0
      Corporate (5)

   Total Assets

   Liabilities at December 31:
      Operations                                    $76.6   $64.5   $96.5      $19.5   $24.3   $24.8       $13.8   $16.3   $10.7
      Corporate (5)
   Total Liabilities

   Sales information by principal product group:
      Retread materials and supplies
      Other

                                                          Consolidated
                                                       1993    1992    1991

   Revenues:
   Revenues from unaffiliated customers (1) (2)       $595.7  $596.5  $589.3
   Transfers between areas (3)                          29.2    32.7    28.7
                                                      ______  ______  ______
   Geographic area totals                             $624.9  $629.2  $618.0
      Elimination's (deduction)                        (29.2)  (32.7)  (28.7)
      Corporate revenues                                 5.4     5.9     4.6
                                                      ______  ______  ______
   Total Revenues                                     $601.1  $602.4  $593.9

   Earnings (Expenses):
      Operations (4)                                  $127.8  $133.0  $132.9
      Interest income                                    5.3     5.9     4.6
      Interest expense                                  (2.2)   (2.2)   (2.9)
      General corporate expenses                        (5.9)   (6.0)   (6.2)
                                                      ______  ______  ______
   Earnings Before Income Taxes                       $125.0  $130.7  $128.4

   Assets at December 31:

      Operations                                      $396.2  $405.2  $377.4
      Corporate (5)                                    154.5    64.0    64.8
                                                      ______  ______  ______
   Total Assets                                       $550.7  $469.2  $442.2

   Liabilities at December 31:
      Operations                                      $109.9  $105.1  $132.0
      Corporate (5)                                     27.7    29.5    13.1
                                                      ______  ______  ______
   Total Liabilities                                  $137.6  $134.6  $145.1

   Sales information by principal product group:
      Retread materials and supplies                     93%     91%     89%
      Other                                               7%      9%     11%
                                                        ___     ___     ___
                                                        100%    100%    100%

   (1) No single customer accounted for 10% or more of the Company's sales to unaffiliated customers in each of the years 1993,
   1992 or 1991.

   (2) Export sales from the United States were less than 10% of sales to unaffiliated customers in each of the years 1993, 1992 or 1991.

   (3) Transfers between geographic areas are made at the transferor's selling price to unaffiliated customers less a predetermined discount to allow the transferee to recover it's costs and earn an operating profit.

   (4) Aggregate foreign exchange losses included in determining net earnings amounted to approximately $611,000, $7,723,000 and
   $1,818,000 in 1993, 1992 and 1991, respectively.

   (5) Corporate assets are principally cash, investments, Corporate office and related equipment.  Corporate liabilities are principally dividends payable, short-term notes payable and other liabilities.

        The Company does not have a formal continuous exchange risk hedging program, but selectively hedges transactions which are believed to be subject to unacceptable foreign currency exchange risk.

   Executive Officers of the Corporation

        The following table sets forth the names and ages of all executive officers of the Corporation, the period of service of each with the Corporation, positions and offices with the Corporation presently held by each, and the period during which each officer has served in his present office:

                                  Period of         Present         Period in
                                Service with      Position or        Present
             Name          Age   Corporation         Office          Office

    Martin G. Carver*      45   15 Yrs.       Chairman of the      13 Yrs.
                                              Board, Chief
                                              Executive Officer
                                              and President

    Lucille A. Carver*     76   36 Yrs.       Treasurer            35 Yrs.

    Gary L. Carlson        43   20 Yrs.       Sr. Vice President    1 Mo.
                                              and General Manager
                                              Eastern Hemisphere
                                              Retreading Division
                                              (EHRD)

    Donald F. Chester      58   11 Yrs.       Sr. Vice President,  11 Yrs.
                                              International

    Nathaniel L. Derby II  51   22 Yrs.       Vice President,       8 Yrs.
                                              Engineering

    Thomas E. Dvorchak     61   23 Yrs.       Sr. Vice President   16 Yrs.
                                              and Chief Financial
                                              Officer

    Stuart C. Green        52   2 Yrs.        Sr. Vice President,   2 Yrs.
                                7 Mos.        Manufacturing         7 Mos.

    William D. Herd        50   16 Yrs.       Sr. Vice President,   4 Yrs.
                                              Sales & Marketing

    Melvin P. Hershey      48   10 Yrs.       Vice President,       5 Yrs.
                                              Personnel
                                              Administration

    John A. Lodge          51   14 Yrs.       Vice President,       2 Yrs.
                                              Materials             8 Mos.

    Dr. Floyd S. Myers     53   12 Yrs.       Vice President,       8 Yrs.
                                              Technical

   *    Denotes that officer is also a director of the Corporation.

        Mr. Martin G. Carver was elected Chairman of the Board effective June 23, 1981, Chief Executive Officer effective May 18, 1982, and President effective May 25, 1983. Prior to his present position, Mr. Carver was also Vice Chairman of the Board from January 5, 1981 to June 23, 1981.

        Mrs. Carver, has, for more than five years, served as a Director and Treasurer of the Corporation.

        Mr. Carlson joined Bandag in 1974. In 1985 he was appointed to Vice President, Personnel Administration and in 1989 was appointed Vice President, Planning and Development. In November 1993, he was named to his current position of Sr. Vice President and General Manager EHRD.

        Mr. Chester joined Bandag in 1983 and was elected Senior Vice President, International. From 1969 to 1983, he was employed by the Singer Corporation, serving as President, Singer Mexicana S.A. de C.V. from 1981 to 1983.

        Mr. Derby joined Bandag in 1971 and was appointed to his present position in 1985 as Vice President, Engineering.

        Mr. Dvorchak joined Bandag in 1971 and has held his present office since January 1978.

        Mr. Green joined Bandag in 1991 and was elected Senior Vice President, Manufacturing. From 1981 to that date, he was employed by Nissan Motor Manufacturing Corporation in various management positions in manufacturing, the latest of which was Director, Manufacturing Vehicle Assembly, Component Assembly and Paint Plants, Manufacturing Division.

        Mr. Herd joined Bandag in 1977 as Canadian Division Manager and was appointed to Vice President, North American Sales in August 1982. He was elected to the position of Senior Vice President, North American Sales in 1983, and in 1990 he was elected to his current office of Senior Vice President, Sales and Marketing.

        Mr. Hershey joined Bandag in 1983 as Plant Manager and was appointed to Vice President, Marketing in 1986. He was appointed to his present position as Vice President, Personnel Administration in 1989.

        Mr. Lodge joined Bandag in 1979 as a Systems Analyst. He was promoted to Manager of Domestic Customer Service in 1984; in 1985 he was promoted to the position of Personnel Manager; and in 1988 he became Manager of Management Services. Mr Lodge served as Manager, Materials since 1990 before being appointed to his current position in 1991.

        Dr. Myers joined Bandag in 1982 as Vice President, Advanced Research and was appointed to his present position as Vice President, Technical in 1985.

        All of the above-named executive officers are elected annually by the Board of Directors or are appointed by the Chairman of the Board and serve at the pleasure of the Board of Directors, or the Chairman of the Board as the case may be.

   ITEM 2.  PROPERTIES

        The general offices of the Corporation are located in a seventeen-year-old, 56,000 square foot leased office building in Muscatine, Iowa.

        The tread rubber manufacturing plants of the Corporation are located to service principal markets. The Corporation operates fourteen of such plants, six of which are located in the United States, and the remainder in Canada, Belgium, South Africa, Brazil, New Zealand, Mexico, Malaysia and Venezuela. The plants vary in size from 9,600 square feet to 194,000 square feet with the first plant being placed into production during 1959. All of the plants are owned in fee or under lease purchase contracts, except for the plants located in New Zealand, Malaysia and Venezuela, which are under standard lease contracts.

        Retreading equipment is manufactured at a company-owned plant of approximately 60,000 square feet in Muscatine. In addition, the Corporation owns a research and development center in Muscatine of approximately 58,400 square feet; a 26,000 square foot facility, used primarily for training franchisees and franchisee personnel; and a 26,000 square foot office and warehouse facility.

        In addition, the Corporation mixes rubber and produces cushion gum at a company-owned 168,000 square foot plant in California. The Company owns its European headquarters office in Belgium and a 129,000 square foot warehouse in the Netherlands.

        In the opinion of the Corporation, its properties are maintained in good operating condition and the production capacity of its plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

        At December 31, 1993, the net carrying amount of property, plant, and equipment pledged as collateral on other liabilities was approximately $16,047,000.

   ITEM 3.  LEGAL PROCEEDINGS

        None

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information concerning cash dividends declared and market prices of the Company's Common Stock and Class A Common Stock for the last three fiscal years is as follows:

                                                      1993     % Change        1992      % Change        1991

   Cash Dividends Per Share-Declared (A)
     First Quarter                                  $ 0.1625                 $ 0.1500                 $ 0.1375
     Second Quarter                                   0.1625                   0.1500                   0.1375
     Third Quarter                                    0.1625                   0.1500                   0.1375
     Fourth Quarter                                   0.1750                   0.1625                   0.1500
                                                    ______________           ______________           ________
     Total Year                                       0.6625   8.2             0.6125   8.9             0.5625


   Stock Price Comparison (B)
    Common Stock
     First Quarter                           $ 51.50 - 60.25          $ 58.75 - 67.25          $ 40.75 - 50.25
     Second Quarter                            44.75 - 57.88            62.00 - 70.00            46.50 - 52.75
     Third Quarter                             45.50 - 57.00            56.00 - 73.25            49.63 - 55.44
     Fourth Quarter                            52.88 - 56.63            56.50 - 63.75            51.75 - 60.00
     Year-End Closing Price                            55.38                    58.13                    59.94
    Class A Common Stock
     First Quarter                           $ 52.25 - 58.00          $   -       -
     Second Quarter                            44.25 - 55.00            62.38 - 65.63

     Third Quarter                             44.63 - 54.00            55.75 - 71.00
     Fourth Quarter                            49.75 - 54.13            55.00 - 61.50
     Year-End Closing Price                            51.75                    56.25


   (A)  Adjusted to give retroactive effect to the Company's June 10, 1992 stock dividend of Class A Common Stock.
   (B)  High and low composite prices in trading on the New York and Chicago Stock Exchanges (ticker symbol BDG for Common Stock and BDGA for Class A Common Stock) as reported in The Wall Street Journal.  Adjusted to give retroactive effect to the
   Company's June 10, 1992 stock dividend of Class A Common Stock.

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Cont.)

        The approximate number of record holders of the Corporation's Common Stock as of March 21, 1994, was 2,029, the number of holders of Class A Common Stock was 1,990 and the number of holders of Class B Common Stock was 351. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

   ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth certain Consolidated Selected Financial Data for the periods and as of the dates indicated:

                                                                        (In thousands, except per share data)
                                                                   1993      1992       1991       1990        1989
                                                                   ________________________________________________

     Net Sales                                                   $590,199   $591,374   $582,913   $586,223   $525,330

     Earnings Before Cumulative Effect of Changes in
       Accounting Methods                                         $78,734    $83,023    $79,599    $78,783    $75,927
     Cumulative Effect of Changes in Accounting
       Methods, Net of Related Tax Effect                             -         (220)       -          -           -
                                                                _________    _______    _______    _______    _______
     Net Earnings                                                  78,734     82,803     79,599     78,783     75,927
                                                                _________     ______    _______    _______    _______

     Total Assets (B)                                            $550,731   $469,239   $442,157   $392,166   $347,247

     Other Liabilities                                             11,039      7,366      5,586      6,497      7,923

     Earnings Per Share Before Cumulative Effect of
       Changes in Accounting Methods (A)                            $2.88      $2.99     $2.86       $2.75      $2.61
     Cumulative Effect of Changes in Accounting
       Methods, Net of Related Tax Effect                             -        (0.01)      -          -          -
                                                                    _____      _____     _____     _______      _____
     Earnings Per Share (A)                                          2.88       2.98      2.86        2.75       2.61
                                                                    _____      _____     _____     _______      _____

     Dividends Per Share (A)                                      $0.6625    $0.6125   $0.5625     $0.5125    $0.4625

   (A)  Adjusted to give retroactive effect to the Company's June 10, 1992 stock dividend of Class A Common Stock.
   (B)  As described in Note B to the consolidated financial statements, the effect of the change in accounting for certain investments increased stockholders' equity $27,693,000 (net of $16,500,000 of deferred tax) to reflect the unrealized holding gain on securities classified as available-for-sale.  Prior period financial data has not been restated.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

   1993-1992

        Consolidated net sales were approximately equal with 1992, whereas unit volume increased by 4%. Selling prices were generally stable, except in some European markets, but the U.S. dollar strengthened during 1993 and this had an unfavorable impact on the translated value of the Company's foreign-currency-denominated sales. The Company's seasonal sales pattern, which is closely related to trucking industry activity and shows the highest activity during the third and fourth quarters, was similar to previous years.

        Because of stable selling prices, domestic unit volume and sales showed 5% and 4% improvements, respectively, over the prior year. Western Europe, while experiencing a relatively small 1% decrease in unit volume, showed a 13% decrease in sales revenue. Contributing factors were the unfavorable impact of currency rates and lower selling prices in some European markets, with the currency rate having the greater impact. Unit volume for the Company's other combined foreign operations improved 7% over the previous year, but sales did not increase accordingly. This again was due to the stronger U.S. dollar and the resulting unfavorable impact when translating foreign-currency-denominated sales at lower rates and, to a lesser extent, due to the discontinuance of sales in certain of the Company's markets.

        Consolidated net earnings decreased by 5% compared to 1992. The Company's consolidated gross profit margin declined by 2.4 percentage points, but this was partially offset by a 1.5 percentage point decline in total operating expenses as a percent of sales because of generally lower spending in many categories. The Company's decrease in gross margin was primarily due to higher depreciation expense attributable to higher capital spending in recent years and higher overall manufacturing costs in line with generally higher cost levels.

        Although total domestic revenues increased by 4%, domestic earnings before income taxes was the same as the previous year, with higher product costs only partially offset by decreased operating expenses.

        The Company's foreign operations comprised 37% and 14% of this year's revenues and earnings before income taxes, respectively. This represented a two percentage point decline as a percent of total revenues and a three percentage point decline as a percent of total earnings before income taxes compared to the previous year.

        The Western European operation's earnings before income taxes were adversely impacted again this year, decreasing by 60% from the previous year. The earnings decrease was due primarily to the lower translation rate, combined with a five percentage point drop in gross profit margin. The lower gross profit margin was due to higher raw material and manufacturing costs, which the Company absorbed because of strong competitive pressures, and non-recurring inventory valuation adjustments.

        Earnings before income taxes for the combined other foreign operations decreased 12% from last year primarily due to lower gross margins in Brazil and Canada. Brazil's lower margin was primarily due to a refinement in the methodology used to determine certain manufacturing costs. Canada's lower gross margin was the result of a higher-than-usual amount of finished goods imported from the U.S. this year and the plant being shut down for an extended period in December in order to relocate its finished goods inventory to a distribution center closer to major markets in Southeastern Canada.

        The Company's effective income tax rate increased from 36.5% in 1992 to 37% in 1993, reflecting the higher federal income tax rates enacted for 1993. This increase in tax rate reduced net earnings by $625,000 and earnings per share by $.02 compared to the prior year.

        Earnings per share were $.10 lower in 1993, which represents a 3% decrease from the previous year. During the third quarter of 1993, the Company acquired 144,200 shares of its outstanding Common Stock and Class A Common Stock for $6,797,000 at prevailing market prices. There were fewer shares outstanding in 1993 as a result of these purchases. The cumulative current year impact of these purchases and those made in the previous year had a $.02 favorable impact on earnings per share.

   1992-1991

        Consolidated net sales increased 1% from 1991, which was 4 percentage points less than the unit volume increase due mainly to the impact of discontinuing the sale of custom compounding services to outside customers. Partially offsetting this decrease was the favorable impact of the higher translated value of foreign-currency-denominated sales. Domestic unit volume showed nominal improvement despite the soft North American economy, with foreign markets, in total, showing a slightly better performance than the domestic markets.

        Consolidated net earnings increased 4% from 1991. The Company's selling price increases were not sufficient to offset the increases in raw material and plant costs during the year, which resulted in a slight drop in gross profit margin. This was offset by a decrease in operating expenses and higher interest income. The decrease in operating expenses resulted primarily from reduced spending for R&D and marketing programs, especially in the United States. R&D spending was lower in 1992 than the previous year because the previous year included heavy spending on the development of the Eclipse System, which is now substantially complete.

        Earnings from foreign operations represented 17% and 24% of total earnings before taxes in 1992 and 1991, respectively. Net earnings from operations in Western Europe declined by 70% from 1991, even though net sales were 7% higher on a 4% increase in unit volume. The percentage differential between the net sales and volume increases was due primarily to favorable foreign translation rates into U. S. dollars. Net earnings for the year were adversely impacted by a substantial increase in operating expenses and unusually high foreign exchange losses due to devaluations of several European countries' currencies in which sales are denominated. The Company has undertaken a concerted effort to increase market share in Western Europe, and spending related to this effort is primarily responsible for the substantial increase in operating expenses.


        Net sales for the other combined foreign operations increased 10% over last year, with the operations in Mexico and Brazil accounting for the majority of the increase. Net earnings were 14% higher than last year primarily due to improved gross margins in Brazil and slightly lower operating expenses, as a percentage of net sales.

        The Company's effective income tax rate decreased from 38% in 1991 to 36.5% in 1992, having a positive impact on net income. Earnings per share before the cumulative effect of changes in accounting methods increased $.13, a 5% increase from 1991. During the year, the Company acquired 451,300 shares of its outstanding Common Stock and Class A Common Stock. These purchases took place during the latter half of the year and, therefore, did not significantly affect the average shares outstanding.

        The Company adopted, effective January 1, 1992, Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106) and No. 109 "Accounting for Income Taxes" (FAS
   109). The cumulative effect of adopting FAS 106 reduced net earnings by $.09 per share. The cumulative effect of adopting FAS 109 increased net earnings by $.08 per share. Adoption of FAS 106 and 109 did not significantly impact operating results for 1992. See Notes D and G for further details.

   1991-1990

        Consolidated net sales decreased 1% from 1990 due to a combination of lower effective selling prices and flat unit volume. Volume in the United States market was impacted by the depressed economy and the work-off of dealer inventories accumulated late in 1990 during the uncertainty surrounding the Gulf War. The effective selling price was also impacted by the Gulf War as raw material costs rose sharply in late 1990, but dropped back again to previous levels in 1991. Volume in foreign markets, in total, showed a slight increase compared to the previous year.

        Consolidated net earnings increased 1% from 1990. Lower effective selling prices were offset by lower raw material costs, keeping gross profit margin stable. Operating and other expenses increased only slightly from 1990 as reduced spending on marketing programs offset higher expenses in other categories. The Company's effective income tax rate decreased from 38.5% in 1990 to 38% in 1991, having a positive impact on net income.

        Earnings per share increased $.11, a 4% increase from 1990. The percentage increase in earnings per share was higher than the increase in net earnings due to fewer average shares outstanding during 1991, as a result of the full year impact of shares acquired in 1990.

   Impact of Inflation and Changing Prices

        Although the Company has generally been able to adjust its effective selling prices in response to changes in product costs, during the past two fiscal years the Company's gross profit margin has declined because the Company, due to competitive conditions, has elected not to increase its selling prices in response to increased product costs.

        Replacement of fixed assets requires a greater investment than the original asset cost due to the impact of increases in the general price level over the useful lives of plant and equipment. This increased capital investment would result in higher depreciation charges affecting both inventories and cost of products sold.

        However, for new assets, the replacement cost depreciation, calculated on a straight-line basis, is not significantly greater than historical depreciation that has principally been calculated by accelerated methods resulting in higher depreciation charges in the early years of an asset's life.

   Capital Resources and Liquidity

        Current assets exceeded current liabilities by $213,599,000 at the end of 1993, while cash and cash equivalents increased by $24,187,000 from December 31, 1992, and totaled $58,004,000 at year-end. The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments. The increase in cash flow from operating activities was primarily from higher income taxes payable and reduced inventories.

        No major changes in working capital requirements are foreseen, except for those normally faced in the growth of the business.

        The Company funds its capital expenditures from the cash flow generated from operations. During 1993 the Company spent $40,472,000 for capital additions, including a major expansion at its Oxford, North Carolina plant.

        As of December 31, 1993, the Company had available uncommitted lines of credit totaling $86,000,000 in the United States for working capital purposes. Also, the Company's foreign subsidiaries have approximately $31,000,000 credit and overdraft facilities available to them. From time to time during 1993, the Company's Western Europe subsidiary borrowed funds to supplement its operational cash flow needs or to repay intercompany transactions. The Company's other liabilities totaled $11,039,000, which are 2.6% of the sum of other liabilities and stockholders' equity. The Company has no plans at this time to undertake additional other liabilities of any material amount.

        During the year, the Company acquired 144,200 shares of its outstanding Common Stock and Class A Common Stock for $6,797,000 at prevailing market prices and paid cash dividends amounting to $18,033,000. The Company generally funds its dividends and stock repurchases from the cash flow generated from its operations, and the Company has historically utilized excess funds to purchase its own shares, believing the acquisition of the Company's stock to be a good investment.

        In 1993, the Company adopted FAS 115 and recorded the related non-cash effect to the Company's balance sheet. See Note B for further details.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               Index to Consolidated Financial Statements

                                                             Page

    Report of Independent Auditors                               22
    Consolidated Balance Sheets as of December 31, 1993,
    1992 and 1991                                           23 - 24

    Consolidated Statements of Earnings for the Years
    Ended December 31, 1993, 1992 and 1991                       25

    Consolidated Statements of Changes in Stockholders'
    Equity for the Years Ended December 31, 1993, 1992
    and 1991                                                     26

    Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1993, 1992 and 1991                       27
    Notes to Consolidated Financial Statements
                                                            28 - 36

   Report of Independent Auditors


   Stockholders and Board of Directors
   Bandag, Incorporated

   We have audited the accompanying consolidated balance sheets of Bandag, Incorporated and subsidiaries as of December 31, 1993, 1992 and 1991, and the related consolidated statements of changes of stockholders' equity, earnings and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform and audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated and subsidiaries at December 31, 1993, 1992 and 1991, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Note B to the consolidated financial statements, as of December 31, 1993, the Company changed its method of accounting for certain investments in debt and equity securities.

   As discussed in Notes D and G to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes and postretirement employee benefits other than pensions.



                                 ERNST & YOUNG

   February 4, 1994

   Consolidated Balance Sheets                                                       (In thousands)
                                                                                      December 31
   Assets                                                                     1993        1992        1991

   Current Assets
     Cash and cash equivalents                                               $58,004     $33,817     $37,183
     Investments - Note B                                                     25,043       2,950         -
     Accounts receivable, less allowance
     (1993 - $11,217; 1992 - $10,415; 1991 - $9,176)                         161,506     166,225     172,815
     Inventories:
       Finished products                                                      34,947      43,453      38,618
       Material and work in process                                            8,186      10,018      12,842
                                                                              ______      ______      ______
                                                                              43,133      53,471      51,460
     Deferred income tax assets                                               20,210      21,061      26,848
     Prepaid expenses and other current assets                                 8,245       7,069       5,440
                                                                             _______     _______     _______
         Total Current Assets                                                316,141     284,593     293,746
   Property, Plant, and Equipment, on the basis of cost:
     Land                                                                      3,332       3,421       3,400
     Buildings and improvements                                               73,016      68,697      60,101
     Machinery and equipment                                                 233,143     191,727     153,406
     Construction and equipment installation in progress                      10,651      28,072      20,603
                                                                            ________    ________    ________
                                                                             320,142     291,917     237,510
     Less allowances for depreciation and amortization                      (173,521)   (149,622)   (126,410)
                                                                            ________    ________    ________
                                                                             146,621     142,295     111,100

   Marketable Equity Securities - Note B                                      69,496      25,303      25,303
   Other Assets                                                               18,473      17,048      12,008
                                                                            ________    ________    ________
       Total Assets                                                         $550,731    $469,239    $442,157
                                                                            ________    ________    ________

   Liabilities and Stockholders' Equity
   Current Liabilities
     Accounts payable                                                        $15,757     $15,702     $19,981
     Accrued employee compensation and benefits                               15,391      16,846      17,434
     Accrued marketing expenses                                               26,163      30,456      29,296
     Other accrued expenses                                                   16,833      20,187      25,999
     Dividends payable                                                         4,752       4,435       4,161
     Income taxes payable                                                     11,429      10,248      17,352
     Short-term notes payable and other liabilities                           12,217      17,759       3,394
                                                                             _______     _______     _______
       Total Current Liabilities                                             102,542     115,633     117,617
   Other Liabilities                                                          11,039       7,366       5,586
   Deferred Income Tax Liabilities                                            24,058      11,630      21,902

   Stockholders' Equity - Note E
     Common Stock; $1.00 par value; authorized - 21,500,000 shares;
       issued and outstanding - 11,215,008 shares in 1993; 11,233,382 shares
       in 1992; 11,154,664 shares in 1991                                     11,215      11,233      11,155
     Class A Common Stock; $1.00 par value; authorized - 50,000,000 shares;
       issued and outstanding - 13,576,971 shares in 1993; 13,646,971 shares
       in 1992; none in 1991                                                  13,577      13,647         -
     Class B Common Stock; $1.00 par value; authorized - 8,500,000 shares;
       issued and outstanding - 2,360,513 shares in 1993; 2,411,189 shares
       in 1992; 2,714,007 shares in 1991                                       2,361       2,411       2,714
     Additional paid-in capital                                                2,859       2,631       2,535
     Retained earnings                                                       362,040     307,939     281,479
     Unrealized gain on securities available-for-sale,
       net of related tax effect                                              27,693         -           -
     Equity adjustment from foreign currency translation                      (6,653)     (3,251)       (831)
                                                                            ________    ________    ________
       Total Stockholders' Equity                                            413,092     334,610     297,052
                                                                            ________    ________    ________
         Total Liabilities and Stockholders' Equity                         $550,731    $469,239    $442,157
                                                                            ________    ________    ________

     See notes to consolidated financial statements.

   Consolidated Statements of Earnings

                                                                      (In thousands, except per share data)
                                                                             Year Ended December 31
                                                                       1993           1992           1991

   Income:
     Net sales                                                     $590,199       $591,374       $582,913
     Other income                                                    10,860         11,014         11,004
                                                                   ________       ________       ________
                                                                    601,059        602,388        593,917
   Costs and expenses:
     Cost of products sold                                          352,095        338,610        325,547
     Engineering, selling, administrative and other expenses        121,823        130,834        137,073
     Interest                                                         2,166          2,198          2,912
                                                                    _______        _______        _______
                                                                    476,084        471,642        465,532
                                                                    _______        _______        _______

       Earnings Before Income Taxes                                 124,975        130,746        128,385
     Income Taxes - Note D                                           46,241         47,723         48,786
                                                                    _______        _______        _______
     Earnings before cumulative effect of
       changes in accounting methods                                 78,734         83,023         79,599
     Cumulative effect of changes in accounting methods,
       net of related tax effect of $1,400 - Notes D and G              -             (220)           -
                                                                    _______        _______        _______
         Net Earnings                                               $78,734        $82,803        $79,599
                                                                    _______        _______        _______

     Earnings per share before cumulative effect of
       changes in accounting methods                                  $2.88          $2.99          $2.86
     Cumulative effect of changes in accounting methods,
       net of related tax effect of $.05 - Notes D and G                -            (0.01)           -
                                                                      _____          _____          _____
     Net earnings per share - Note E                                  $2.88          $2.98          $2.86
                                                                      _____          _____          _____


            See notes to consolidated financial statements.

   Consolidated Statements of Changes in Stockholders' Equity
   (In thousands, except per share data)

                                                                    Class A               Class B
                                             Common Stock           Common Stock          Common Stock
                                             Issued and             Issued and            Issued and         Additional
                                             Outstanding            Outstanding           Outstanding        Paid-In
                                             Shares   Amount        Shares   Amount       Shares  Amount     Capital
   _________________________________________________________________________________________________________________

   Balance at January 1, 1991             11,148,549 $11,148                            2,717,572 $2,718     $2,232
     Net earnings for the year
     Cash Dividends - $.5625 per share
     Conversion of Class B Common Stock
       to Common Stock - Note E                3,565       4                               (3,565)    (4)
     Common Stock issued under Restricted
       Stock Grant Plan - Note E               2,550       3                                                    303
     Adjustment from foreign currency
       translation

   ________________________________________________________________________________________________________________
   Balance at December 31, 1991           11,154,664  11,155                            2,714,007  2,714      2,535
     Net earnings for the year
     Cash Dividends - $.6125 per share
     Class A Common Stock
       Dividend - Note E                                         13,868,671  $13,869
     Conversion of Class B Common Stock
       to Common Stock - Note E              302,818     303                             (302,818)  (303)
     Common Stock issued under Restricted
       Stock Grant Plan - Note E               5,500       5                                                    328
     Purchases of Common Stock and
       Class A Common Stock                 (229,600)   (230)      (221,700)    (222)                          (232)
     Adjustment from foreign currency
       translation
   _________________________________________________________________________________________________________________
    Balance at December 31, 1992           11,233,382  11,233     13,646,971   13,647    2,411,189  2,411      2,631
     Net earnings for the year
     Cash Dividends - $.6625 per share
     Conversion of Class B Common Stock
       to Common Stock - Note E               50,676      51                              (50,676)   (50)
     Common Stock issued under Restricted
       Stock Grant Plan - Note E               5,150       5                                                    281
     Purchases of Common Stock and
       Class A Common Stock                  (74,200)    (74)       (70,000)     (70)                           (53)
     Unrealized gain on securities
       available-for-sale, net of deferred
       income taxes of $16,500,000
     Adjustment from foreign currency
       translation
   _________________________________________________________________________________________________________________
   Balance at December 31, 1993           11,215,008  $11,215     13,576,971 $13,577    2,360,513 $2,361     $2,859
   _________________________________________________________________________________________________________________

                                                          Unrealized     Equity
                                                          Gain on        Adjustment
                                                          Available-     From Foreign
                                             Retained     for-Sale       Currency
                                             Earnings     Securities     Translation
   __________________________________________________________________________________

   Balance at January 1, 1991             $217,480                       $2,375
     Net earnings for the year              79,599
     Cash Dividends - $.5625 per share     (15,600)

     Conversion of Class B Common Stock
       to Common Stock - Note E
     Common Stock issued under Restricted
       Stock Grant Plan - Note E
     Adjustment from foreign currency
       translation                                                       (3,206)
   _____________________________________________________________________________
   Balance at December 31, 1991            281,479                         (831)
     Net earnings for the year              82,803
     Cash Dividends - $.6125 per share     (16,917)
     Class A Common Stock
       Dividend - Note E                   (13,869)
     Conversion of Class B Common Stock
       to Common Stock - Note E
     Common Stock issued under Restricted
       Stock Grant Plan - Note E
     Purchases of Common Stock and
       Class A Common Stock                (25,557)
     Adjustment from foreign currency
       translation                                                       (2,420)
   _____________________________________________________________________________
    Balance at December 31, 1992           307,939                       (3,251)
     Net earnings for the year              78,734
     Cash Dividends - $.6625 per share     (18,033)
     Conversion of Class B Common Stock
       to Common Stock - Note E
     Common Stock issued under Restricted
       Stock Grant Plan - Note E
     Purchases of Common Stock and
       Class A Common Stock                 (6,600)
     Unrealized gain on securities
       available-for-sale, net of deferred
       income taxes of $16,500,000                          $27,693
     Adjustment from foreign currency
       translation                                                       (3,402)
   _____________________________________________________________________________
   Balance at December 31, 1993           $362,040         $27,693      $(6,653)
   _____________________________________________________________________________

       See notes to consolidated financial statements

   Consolidated Statements of Cash Flows

                                                                                                    (In thousands)
                                                                                                Year Ended December 31
                                                                                              1993       1992       1991

   Operating activities
     Net earnings                                                                          $78,734    $82,803    $79,599
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provisions for depreciation and amortization of property, plant and equipment        32,939     27,550     21,813
       Amortization of intangible assets                                                       383        -          -
       Change in deferred income taxes                                                      (3,129)    (2,342)   (10,767)
       Cumulative effect of change in accounting methods                                       -          220        -
       Change in operating assets and liabilities:
         Accounts receivable                                                                   567      5,470     (7,309)
         Inventories                                                                         8,573     (2,820)     4,725
         Prepaid expenses and other current assets                                          (1,686)    (1,624)    (1,019)
         Accounts payable and other accrued expenses                                        (6,019)    (8,648)    15,365
         Income taxes payable                                                                1,472     (7,058)     1,796
         Other assets                                                                       (1,978)    (8,529)    (3,328)
       Net cash provided by operating activities                                           109,856     85,022    100,875
                                                                                           _______     ______    _______

   Investing activities
     Additions to property, plant and equipment                                            (40,472)   (60,591)   (39,224)
     Net disposition of property, plant and equipment                                        3,207      1,846      4,306
     Purchase of investments                                                               (37,868)    (2,950)       -
     Maturities of investments                                                              15,775        -          -
                                                                                           _______    _______    _______
       Net cash used in investing activities                                               (59,358)   (61,695)   (34,918)

   Financing activities
     Proceeds from short-term and long-term notes payable                                   75,094    100,023     49,960
     Principal payments on short-term notes payable and other liabilities                  (75,623)   (83,218)   (73,953)
     Cash dividends                                                                        (18,033)   (16,917)   (15,600)
     Purchases of Common Stock and Class A Common Stock                                     (6,797)   (26,241)       -
                                                                                           _______    _______    _______
       Net cash used in financing activities                                               (25,359)   (26,353)   (39,593)

   Effect of exchange rate changes on cash and cash equivalents                               (952)      (340)      (502)
                                                                                            ______     ______     ______
       Increase (decrease) in cash and cash equivalents                                     24,187     (3,366)    25,862
   Cash and cash equivalents at beginning of year                                           33,817     37,183     11,321
                                                                                           _______    _______    _______
       Cash and cash equivalents at end of year                                            $58,004    $33,817    $37,183
                                                                                           _______    _______    _______

   See notes to consolidated financial statements.

   Notes to Consolidated Financial Statements

   A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation:

        The consolidated financial statements include the accounts and transactions of all subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash Equivalents:

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

   Accounts Receivable and Concentrations of Credit Risk:

        Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers the Company has and their geographic dispersion. The Company maintains close working relationships with these customers and performs ongoing credit evaluations of their financial condition. No one customer is large enough to pose a significant financial risk to the Company. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable. Credit losses have been within management's expectations.

   Inventories:

        Inventories are valued at the lower of cost, determined by the last in, first out (LIFO) method, or market.

        The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $20,189,000, $18,145,000, and $16,111,000 at December 31, 1993, 1992, and 1991,
   respectively.

   Property, Plant, and Equipment:

        Provisions for depreciation and amortization of plant and equipment are principally computed using declining-balance methods, based upon the estimated useful lives of the various classes of depreciable assets.

   Foreign Currency Translation:

        Assets and liabilities of foreign subsidiaries are translated at the current exchange rate and items of income and expense are translated at the average exchange rate for the year. The effects of these translation adjustments as well as gains and losses from certain hedges are reported in a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary and translation adjustments in countries with highly inflationary economies or in which operations are directly and integrally linked to the Company's U.S. operations are included in income.

   Research and Development:

        Expenditures for research and development are expensed as incurred.

   Revenue Recognition:

        Sales are recognized when products are shipped to dealers at which time costs associated with the sale are recognized.

   B. INVESTMENTS

        In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities." As permitted under the Statement, the Company elected to adopt the provisions of the new standard as of December 31, 1993. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect of adopting the Statement increased stockholders' equity $27,693,000 (net of $16,500,000 of deferred tax) to reflect the net unrealized holding gain on securities classified as available-for-sale.

        Under Statement 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity based upon the positive intent and ability of the Company to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

        Marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Dividends on securities classified as available-for-sale are included in investment income.

        The following is a summary of securities held-to-maturity and available-for-sale:

                                                                (In thousands)
                                                              December 31, 1993
                                                             Gross      Gross    Estimated
                                                           Unrealized Unrealized    Fair
                                                   Cost       Gains     Losses      Value

   Securities Held-to-Maturity:
    Obligations of states and political
     subdivisions                                 $27,343        $28       ($14)   $27,357
    Short-term corporate debt                      16,500         -          -      16,500
    Investment in Eurodollar time deposits         33,050         -          -      33,050
                                                  _______        ___       ____    _______
                                                  $76,893        $28       ($14)   $76,907
                                                  _______        ___       ____    _______
   Securities Available-for-Sale:
    Marketable equity securities                  $25,303    $44,193          -    $69,496

        At December 31, 1993, securities held-to-maturity are due in one year or less and include $51,850,000 reported as cash equivalents.

        Prior to the adoption of Statement 115, investments other than marketable equity securities were carried at cost and include short-term investments with maturities greater than three months when purchased. The carrying amount of such investments approximates its fair value. Marketable equity securities, prior to the adoption of Statement 115, were carried at lower of cost or market value. At December 31, 1992, and 1991, the market value of the investment in marketable equity securities, based on quoted market prices, ($58,327,000, and $47,779,000, respectively) exceeded cost by $33,024,000, and $22,476,000, respectively.

   C. SHORT-TERM NOTES PAYABLE

        The carrying amount reported in the consolidated balance sheet of the Company's short- term notes payable approximates its fair value.

        Total available funds under unused lines of credit and foreign credit and overdraft facilities at December 31, 1993 amounted to $117 million.

        Interest paid on short-term notes payable and other obligations amounted to $1,529,000, $1,598,000 and $2,421,000 in 1993, 1992, and 1991,
   respectively.

   D. INCOME TAXES

        In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Effective January 1, 1992, the Company adopted the provisions of Statement 109 and changed its method of accounting for income taxes. As permitted by Statement 109, prior-year consolidated financial statements have not been restated to reflect the change in accounting method. The cumulative effect of adopting Statement 109 as of January 1, 1992, was to increase net earnings by $2,215,000 or $.08 per share. Other than the cumulative effect of adoption, Statement 109 did not have a material effect on the remaining quarterly operating results for 1992.

        Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

        Significant components of the Company's deferred tax assets (liabilities) reflecting the net tax effects of temporary differences are summarized as follows:

                                                                 (In thousands)

                                                                  December 31
                                                                1993       1992

  Obligation to provide postretirement benefits               $1,728     $2,242
  Marketing programs                                           8,515      9,994
  Accounts receivable valuation allowances                     2,690      2,445
  Unremitted earnings of foreign subsidiaries                 (3,886)    (4,760)
  Excess pension funding                                      (2,761)    (2,512)
  Purchased tax benefits
  Unrealized holding gain on marketable equity securities    (16,500)       -
  Other, net                                                   8,724      4,644
                                                             _______     ______
  Net deferred tax assets (liabilities)                      ($3,848)    $9,431
                                                             _______     ______

     The components of earnings before income taxes are summarized as follows:

                                                              (In thousands)
                                                           Year Ended December 31
                                                         1993       1992       1991

   Domestic                                           $107,450   $107,094    $96,855
   Foreign                                              17,525     23,652     31,530
                                                      ________   ________   ________
                                                      $124,975   $130,746   $128,385
                                                      ________   ________   ________

        Significant components of the provision for income tax expense (credit) attributable to continuing operations under the liability method in 1993 and 1992 and the deferred method in 1991 are summarized as follows:

                                                                   (In thousands)
                                                               Year Ended December 31
                                                             1993       1992       1991

   Current:
     Federal                                              $35,200    $32,048    $42,642
     State                                                  3,665      3,939      4,473
     Foreign                                                6,260     13,444     10,009
   Deferred                                                 1,441      1,061     (6,259)

   Equivalent credit relating to purchased income
     tax benefits                                            (325)    (2,769)    (2,079)
                                                          _______    _______    _______
                                                          $46,241    $47,723    $48,786
                                                          _______    _______    _______

        The components of the provision (credit) for deferred income taxes for the year ended December 31, 1991, principally relate to undistributed earnings of certain subsidiaries, provisions for depreciation, and accrued marketing expenses. No timing difference had a tax effect in excess of 5% of the income tax expense computed at the statutory rate.

        No item, other than state income taxes in 1993, 1992 and 1991, affects the Company's effective income tax rate by an amount which exceeds 5% of the income tax expense computed at the statutory rate.

        Undistributed earnings of subsidiaries on which deferred income taxes have not been provided are not significant.

        Income taxes paid amounted to $42,840,000, $56,319,000, and $56,417,000 in 1993, 1992, and 1991, respectively.

   E. STOCKHOLDERS' EQUITY

        On May 6, 1992, the Company's stockholders adopted an amendment to the Company's articles of incorporation establishing a new class of common stock, Class A Common Stock, and the Board of Directors authorized a stock dividend whereby one share of Class A Common Stock was distributed for each share of Common Stock and Class B Common Stock outstanding at the close of business on May 27,1992.

        Class A Common Stock and Class B Common Stock have the same rights regarding dividends and distributions upon liquidation as Common Stock. However, Class A Common Stockholders are not entitled to vote, Class B Common Stockholders are entitled to ten votes for each share held and Common Stockholders are entitled to one vote for each share held. Transfer of shares of Class B Common Stock is substantially restricted and must be converted to Common Stock prior to sale. In certain instances, outstanding shares of Class B Common Stock will be automatically converted to shares of Common Stock. Unless extended for an additional period of five years by the Board of Directors, all then-outstanding shares of Class B Common Stock will be converted to shares of Common Stock on January 16, 2002.

        Under the terms of the Bandag, Incorporated Restricted Stock Grant Plan, the Company is authorized to grant up to an aggregate of 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock to certain key employees. The Shares granted under the plan will entitle the grantee to all dividends and voting rights; however, such shares will not vest until seven years after the date of grant. If a grantee's employment is terminated prior to the end of the seven-year period for any reason other than death, disability or termination of employment after age 60, the shares will be forfeited and made available for future grants. A grantee who has attained age 60 and employment is then terminated prior to the end of the seven-year vesting period does not forfeit the nonvested shares. During the years ended December 31, 1993, 1992, and 1991, 5,150 shares, 5,500 shares and 2,550 shares of Common Stock, respectively, were granted under the Plan. The resulting charge to net earnings amounted to $495,000, $532,000, and $493,000, in 1993, 1992, and 1991, respectively.
   At December 31, 1993, 54,325 shares of Common Stock and 64,975 shares of Class A Common Stock are available for grant under the Plan.

        Under the terms of the Bandag, Incorporated Nonqualified Stock Option Plan, the Company is authorized to grant options to purchase up to 500,000 shares of Common Stock and 500,000 shares of Class A Common Stock to certain key employees. The option price is equal to the market value of the shares on the date of grant. At December 31, 1993, options to purchase 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock are outstanding and exercisable at $23.458 per share for Common Stock options and $22.792 per share for Class A Common Stock options. Options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock expire on November 13, 1997, and each of the four anniversaries thereafter. At December 31, 1993, no options granted under this Plan have been exercised and options to purchase 400,000 shares of Common Stock and 400,000 shares of Class A Common Stock are available for grant. No options may be granted after November 13, 1997.

        Earnings per share amounts are based upon the weighted average number of shares of Common Stock, Class A Common Stock, Class B Common Stock, and common stock equivalents (dilutive stock options) outstanding during each year. The weighted average number of shares assumed outstanding was 27,337,000 in 1993, 27,743,000 in 1992, and 27,842,000 in 1991. These
   amounts and the related earnings and cash dividend per share information have been adjusted to reflect the 1992 stock dividend on a retroactive basis.

   F. EMPLOYEE PENSION PLANS

        The Company sponsors defined-benefit pension plans covering substantially all of its full-time employees in North America. Benefits are based on years of service and, for salaried employees, the employee's average annual compensation for the last five years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes. Contributions are intended to provide for benefits attributed to service to date and those expected to be earned in the future.

        Aggregate accumulated benefit obligations and projected benefit obligations, as estimated by consulting actuaries, and plan net assets and funded status are as follows:

                                                                   (In thousands)
                                                                     December 31
                                                             1993       1992       1991

   Actuarial present value of accumulated
    benefit obligations:
     Vested                                               $29,463    $25,211    $18,212
     Nonvested                                              2,932      3,017      2,660
                                                          _______    _______    _______
                                                          $32,395    $28,228    $20,872
                                                          _______    _______    _______

   Plan net assets at fair value                          $60,723    $57,180    $53,942
   Projected benefit obligations                           50,947     42,711     32,732
                                                          _______    _______    _______
   Plan net assets in excess of projected
    benefit obligations                                     9,776     14,469     21,210
   Unrecognized prior service cost                          1,653      1,764      1,461
   Unamortized actuarial net loss (gain)                      481     (4,011)    (8,985)
   Unamortized net transition gain                         (7,939)    (8,614)    (9,454)
                                                           ______     ______     ______
   Prepaid pension cost included in the consolidated
     balance sheet                                         $3,971     $3,608     $4,232
                                                           ______     ______     ______

        Assumptions used in the determination of the actuarial present value of the projected benefit obligation and net pension cost are as follows:

   Weighted average discount rate                           6.50%      6.50%      7.25%

   Rate of increase in future compensation                  5.25%      5.25%      6.00%
   Expected long-term rate of return on assets              8.00%      8.00%      8.00%

        Assets of the plans are principally invested in guaranteed interest contracts and common stock.

        The pension expense is composed of the following:

                                                                   (In thousands)
                                                               Year Ended December 31
                                                             1993       1992       1991

   Service cost for benefits earned during the year        $2,957     $2,302     $2,047
   Interest cost on projected benefit obligations           3,079      2,556      2,134
   Investment return on plan assets                        (3,958)    (4,500)   (13,697)
   Net amortization and deferral                           (1,269)     1,060      9,812
                                                           ______     ______     ______
                                                             $809     $1,418       $296
                                                           ______     ______     ______

        The Company also sponsors defined-contribution plans, covering substantially all salaried employees in the United States. The annual contributions are made in such amounts as determined by the Company's Board of Directors. Although employees may contribute up to 12% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company recorded aggregate expense in connection with employee pension plans in the amount of $2,921,000, $2,685,000, and $2,432,000 in 1993, 1992, and
   1991, respectively.

   G. OTHER POSTRETIREMENT EMPLOYEE BENEFITS

        The Company provides certain medical benefits under its self-insured health benefit plan to certain individuals who retired from employment before January 1, 1993. The program is contributory, with retiree contributions adjusted periodically. The program also contains co-insurance provisions, which result in shared costs between the Company and the retiree. In addition, the company provides post-termination benefit continuation in accordance with the requirements of the Omnibus Budget Reconciliation Act of 1989 ("OBRA"). The Company does not maintain any separate fund to provide postretirement medical obligations.

        Substantially all employees with the Company on and after January 1, 1993 are covered by the Bandag Security Program, which provides fully vested benefits with only 5 years of service. Benefits under this program are available upon retirement or separation for any other reason and may be used in connection with medical expense or for any other purpose. The periodic cost and benefit obligation information for the Bandag Security Program is reflected in Note F.

        In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Effective January 1, 1992, the Company adopted the provisions of Statement 106 and, as permitted by the Statement, elected to immediately recognize the transition obligation. The cumulative effect of adopting Statement 106 was to decrease net earnings by approximately $2,435,000 or $.09 per share (net of the related tax effect of approximately $1,400,000 or $.05 per share). Postretirement benefit costs for prior periods have not been restated.

        Other than the cumulative effect of adoption, Statement 106 did not have a material effect on the remaining quarterly operating results for 1992.

     The following table sets forth amounts recognized in the Company's consolidated balance sheet:

                                                                 (In thousands)
                                                                   December 31
                                                                 1993       1992

   Accumulated postretirement benefit obligation:
     Retirees                                                 ($1,998)   ($2,080)
     Fully eligible active plan participants                     (114)      (120)
     Other active plan participants                            (1,958)    (2,470)
                                                               ______     ______
   Accumulated postretirement benefit obligation               (4,070)    (4,670)
     Unrecognized net (gain) loss                                (443)       559
                                                               ______     ______
   Accrued postretirement benefit cost                        ($4,513)   ($4,111)
                                                               ______     ______

     Net periodic postretirement benefit cost includes the following components:

   Service cost                                                  $195       $185
   Interest cost on accumulated postretirement benefit
     obligation                                                   293        267
   Net amortization and deferral                                    4         -
                                                                 ____       ____
   Net periodic postretirement benefit cost                      $492       $452
                                                                 ____       ____

        The weighted-average annual assumed rate of increase in the per capita cost of covered benefits is 13% for 1994 and is assumed to decrease gradually to 7% for 2001 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993, by $569,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by $114,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.5% at December 31, 1993 and 1992.

        Employees in most foreign countries are covered by various postretirement benefit arrangements generally sponsored by the foreign governments. The Company's contributions to foreign plans were not significant in 1993, 1992 and 1991.

   H. BUSINESS INFORMATION BY GEOGRAPHIC AREA

        The information regarding operations in different geographic areas is presented on page 10 of this report and is included herein by reference.

   I. SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

        Unaudited quarterly results of operations for the years ended December 31, 1993 and 1992 are summarized as follows:

                                             (In thousands, except per share data)
                                                         Quarter Ended
                                            Mar. 31    Jun. 30    Sep. 30    Dec. 31


    1993:
     Net sales                             $126,592   $148,950   $154,300   $160,357
     Gross profit                            49,727     60,212     64,307     63,858
     Net earnings                            13,898     19,266     22,547     23,023

     Net earnings per share                   $0.51      $0.70      $0.83      $0.84

    1992:
      Net sales                            $129,481   $146,724   $154,314   $160,855
      Gross profit                           55,981     64,277     65,180     67,326
      Net earnings                           16,369     21,597     22,401     22,436
      Net earnings per share                  $0.59      $0.77      $0.81      $0.81

        Results for the quarter ended March 31, 1992, have been restated to retroactively reflect the changes in accounting methods described in Notes D and G, which resulted in a decrease in previously reported net earnings of $220,000 or $.01 per share. These changes in accounting methods did not have a material effect on the remaining quarterly operating results for 1992.

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by Item 10 (with respect to the directors of the registrant) is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1993. In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Corporation required by Item 10 has been included in Part I hereof.

   ITEM 11.  EXECUTIVE COMPENSATION

        The information called for by Item 11 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1993.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

        The information called for by Item 12 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1993.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by Item 13 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1993.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) (1)   Financial Statements

             The following consolidated financial statements are included in
        Part II, Item 8:

                                                                           Page

                Consolidated Balance Sheets as of December 31,
                1993, 1992 and 1991                                     23 - 24

                Consolidated Statements of Income for the Years
                Ended December 31, 1993, 1992 and 1991                       25
                Consolidated Statements of Stockholders' Equity
                for the Years Ended December 31, 1993, 1992 and
                1991                                                         26

                Consolidated Statements of Cash Flows for the
                Years Ended December 31, 1993, 1992 and 1991                 27

                Notes to Consolidated Financial Statements              28 - 36


             (2)  Financial Statements Schedules

                                                               Page

    Schedule      I  Marketable securities - other
                     investments.                                39

    Schedule      V  Property, plant and equipment.              40

    Schedule     VI  Accumulated depreciation, depletion
                     and amortization of property, plant
                     and equipment.                              41

    Schedule   VIII  Valuation and qualifying accounts
                     and reserves.                               42

    Schedule     IX  Short-term borrowings.                      43
    Schedule      X  Supplementary income statement
                     information.
                                                                 44

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                     SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                               BANDAG, INCORPORATED AND SUBSIDIARIES
                                                          December 31, 1993

            COL. A                      COL. B                    COL. C              COL. D                 COL. E
                                                                                                      Amount at Which Each
                                                                                                      Portfolio of Equity
                                     Number of Shares                                                 Security Issues and
                                     or Units-Principal                          Market Value of      Each Other Security
      Name of Issuer and             Amount of Bonds                             Each Issue at        Issue Carried in the
      Title of Each Issue            and Notes              Cost of Each Issue   Balance Sheet Date   Balance Sheet

   Marketable Security Investments:
       Obligations of States and
       Political Subdivisions         $24,945,000              $25,168,000          $25,057,000          $25,043,000



   Marketable Equity Securities:
       HON INDUSTRIES INC.
         Common Stock                  2,482,000 shares        $25,303,000          $69,496,000          $69,496,000

                                          SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                            BANDAG, INCORPORATED AND SUBSIDIARIES

                    COL. A                    COL. B          COL. C         COL. D            COL. E            COL. F
   For the Year                               Balance                        Retirements                         Balance
      Ended                                   Beginning       Additions      and               Other             at End of
   December 31      Classification            of Period       at Cost (A)    Disposals         Changes (B)       Period

      1993       Land                        $3,421,000                                         ($89,000)       $3,332,000
                 Building & Improvements     68,697,000       6,069,000        (645,000)      (1,105,000)       73,016,000
                 Machinery & Equipment      191,727,000      51,728,000      (7,299,000)      (3,013,000)      233,143,000
                 Construction in Process     28,072,000     (17,325,000)                         (96,000)       10,651,000
                                            ___________     ___________      __________       __________       ___________
                    Total                  $291,917,000     $40,472,000     ($7,944,000)     ($4,303,000)     $320,142,000
                                           ============     ===========     ===========      ===========      ============


      1992       Land                        $3,400,000                                           $21,000       $3,421,000
                 Building & Improvements     60,101,000       8,934,000        (221,000)         (117,000)      68,697,000
                 Machinery & Equipment      153,406,000      43,064,000      (4,785,000)           42,000      191,727,000
                 Construction in Process     20,603,000       8,593,000        (287,000)         (837,000)      28,072,000
                                            ___________     ___________      __________       __________       ___________
                    Total                  $237,510,000     $60,591,000     ($5,293,000)        ($891,000)    $291,917,000
                                           ============     ===========     ===========      ===========      ============

      1991       Land                        $2,846,000        $919,000       ($268,000)         ($97,000)      $3,400,000
                 Building & Improvements     59,681,000       3,329,000      (1,908,000)       (1,001,000)      60,101,000
                 Machinery & Equipment      140,937,000      22,052,000      (6,035,000)       (3,548,000)     153,406,000
                 Construction in Process      7,699,000      12,924,000         (15,000)           (5,000)      20,603,000
                                            ___________     ___________      __________       __________       ___________
                    Total                  $211,163,000     $39,224,000     ($8,226,000)      ($4,651,000)    $237,510,000
                                           ============     ===========     ===========      ===========      ============

   (A) Additions principally represent expenditures to expand existing manufacturing facilities and the acquisition of additional manufacturing equipment.
   (B) Other changes represent fluctuations in foreign exchange rates.
   (C) The annual provisions for depreciation have been computed principally using the following estimated useful lives:
                      Buildings & Improvements  5-50 YEARS
                      Machinery & Equipment     2-11 YEARS

              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                     BANDAG, INCORPORATED AND SUBSIDIARIES

                     COL. A                 COL. B          COL. C            COL. D           COL. E          COL. F

   For the Year                            Balance         Additions        Retirements                       Balance
      Ended                                Beginning       Charged to       and               Other           at End of
   December 31     Classification          of Period       Cost & Expense   Disposals         Changes (A)     Period

      1993     Building & Improvements     $25,125,000      $3,423,000        ($340,000)       ($634,000)     $27,574,000
               Machinery & Equipment       124,497,000      29,516,000       (5,460,000)      (2,606,000)     145,947,000
                                          ____________     ___________      ___________      ___________     ____________
                  Total                   $149,622,000     $32,939,000      ($5,800,000)     ($3,240,000)    $173,521,000
                                          ============     ===========      ===========      ===========     ============



      1992     Building & Improvements    $22,384,000       $3,006,000        ($162,000)       ($103,000)     $25,125,000
               Machinery & Equipment      104,026,000       24,544,000       (3,358,000)        (715,000)     124,497,000
                                          ____________     ___________      ___________      ___________     ____________
                  Total                  $126,410,000      $27,550,000      ($3,520,000)       ($818,000)    $149,622,000
                                         ============      ===========      ===========      ===========     ============

      1991     Building & Improvements    $21,240,000       $3,041,000      ($1,469,000)       ($428,000)     $22,384,000
               Machinery & Equipment       91,928,000       18,772,000       (4,754,000)      (1,920,000)     104,026,000
                                          ____________     ___________      ___________      ___________     ____________
                  Total                  $113,168,000      $21,813,000      ($6,223,000)     ($2,348,000)    $126,410,000
                                         ============      ===========      ===========      ===========     ============

       (A) Other changes represent fluctuations in foreign exchange rates.

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                             BANDAG, INCORPORATED AND SUBSIDIARIES

               COL. A                      COL. B                COL. C                       COL. D              COL. E
                                                                ADDITIONS
                                                            1             2
                                         Balance at     Charged to     Charged to                                Balance
                                         Beginning      Cost and       Other Accounts       Deductions -         at end of
             DESCRIPTION                 of Period      Expenses       -Describe            Describe             Period

   Year ended December 31, 1993:
      Allowance for doubtful accounts   $10,415,000     $2,816,000                         $2,014,000  (A)     $11,217,000

   Year ended December 31, 1992:
      Allowance for doubtful accounts    $9,176,000     $3,207,000                         $1,968,000  (A)     $10,415,000

   Year ended December 31, 1991:
      Allowance for doubtful accounts    $8,572,000     $4,747,000                         $4,143,000  (A)      $9,176,000

   (A) - Uncollectible accounts written off, net of recoveries and foreign exchange fluctuations.

                                             SCHEDULE IX - SHORT-TERM BORROWINGS
                                            BANDAG, INCORPORATED AND SUBSIDIARIES


            COL. A               COL. B           COL. C              COL. D            COL. E              COL. F
                                                                        Maximum Amount    Average Amount      Weighted Average
                                                                        Outstanding       Outstanding         Interest Rate
      Category of Aggregate        Balance at       Weighted Average    During the        During the          During the
      Short-term Borrowings        End of Period    Interest Rate       Period            Period (A)          Period (B)
   Year ended December 31, 1993:
     Payable to banks (C)          $10,756,000          6.5%            $18,002,000       $13,449,000            8.3%

   Year ended December 31, 1992:
     Payable to banks (C)          $17,023,000         10.3%            $19,115,000       $11,541,000            8.1%
     Commercial Paper (C)                                                 9,000,000           750,000            3.6%

   Year ended December 31, 1991:
     Payable to banks (C)           $2,445,000         11.3%            $23,860,000       $12,335,000           12.6%

   (A) Total of month-end short-term principal balances outstanding divided by 12.

   (B) Actual interest expense on short-term borrowings divided by the average short-term debt outstanding during the period.
   The weighted average interest rates include borrowings of the Corporation's foreign subsidiaries and, therefore, are at higher rates than for comparable borrowings in the U.S.

   (C) Borrowings outstanding in 1993 include short-term borrowings from banks for the Company's foreign subsidiaries, primarily
   Western Europe, to provide working capital funds.  Borrowings outstanding in 1992 and 1991 include commercial paper obligations and notes payable to banks to fund purchases of the Corporation's common stock during 1992 and to provide working capital and funds for expansions in the U.S. and in Europe and Brazil in 1991 and 1992.

                    SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                              BANDAG, INCORPORATED AND SUBSIDIARIES

                    COL. A                                  COL. B
                     ITEM                        Charged to Costs and Expenses
                                                     Year Ended December 31
                                             1993             1992            1991
           Maintenance and repairs       $14,361,000      $16,223,000      $9,519,000

           Advertising                    $9,483,000      $12,748,000     $11,361,000

           Amounts for other items have been omitted as such amounts are less than 1% of total sales and revenues in the respective year.

        (3)  Exhibits

          Exhibit No.                   Description

              3.1 Bylaws: As amended November 13, 1987. (Incorporated by reference to Exhibit No. 3.1 to the Corporation's Form 10-K for the year ended December 31, 1987.)

              3.2           Restated Articles of
                            Incorporation, effective December
                            30, 1986.  (Incorporated by
                            reference to Exhibit No. 3.2 to
                            the Corporation's Form 10-K for
                            the year ended December 31, 1992.)

              3.3           Articles of Amendment to Bandag,
                            Incorporated's Articles of
                            Incorporation, effective May 6,
                            1992.  (Incorporated by reference
                            to Exhibit No. 3.3 to the
                            Corporation's Form 10-K for the
                            year ended December 31, 1992.)

               4 Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Corporation's Form 10-K for the year ended December 31, 1992.)

                            The Corporation agrees to furnish
                            copies of its long-term debt
                            agreements to the Commission on
                            request.

             10.1           *1984 Bandag, Incorporated
                            Restricted Stock Grant Plan, as
                            amended May 6, 1992.
                            (Incorporated by reference to
                            Exhibit No. 10.1 to the
                            Corporation's Form 10-K for the
                            year ended December 31, 1992.)

             10.2           U. S. Bandag System Franchise
                            Agreement Truck and Bus Tires.

             10.3 Agreement of Lease dated June 27, 1975 and Amendment dated November 14, 1982 by and between Bandag, Incorporated and Macomb Motel, Inc. (Incorporated by reference as Exhibit No. 10.5 to the
                            Corporation's Form 10-K for the
                            year ended December 31, 1985.)

             10.4           *Miscellaneous Fringe Benefits for
                            Executives.

             10.5           *Nonqualified Stock Option Plan,
                            as amended May 6, 1992.
                            (Incorporated by reference as
                            Exhibit No. 10.6 to the
                            Corporation's Form 10-K for the
                            year ended December 31, 1992.)

             10.6           *Nonqualified Stock Option
                            Agreement of Martin G. Carver
                            dated November 13, 1987, as
                            amended by an Addendum dated June
                            12, 1992. (Incorporated by
                            reference as Exhibit No. 10.7 to
                            the Corporation's Form 10-K for
                            the year ended December 31, 1992.)

             10.7           *Form of Participation Agreement
                            under the 1984 Bandag,
                            Incorporated Restricted Stock
                            Grant Plan.  (Incorporated by
                            reference as Exhibit No. 10.8 to
                            the Corporation's Form 10-K for
                            the year ended December 31, 1992.)

             10.8           *Employment Agreement with Michel
                            Petiot effective January 1, 1994,
                            dated December 20, 1993.

              11            Computation of earnings per share.

              21            Subsidiaries of Registrant.

   *Represents a management compensatory plan or arrangement.

   (b) Reports on Form 8-K: No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BANDAG, INCORPORATED

                                      By /s/  Martin G. Carver
                                         Martin G. Carver
                                         Chairman of the Board,
                                         Chief Executive Officer,
                                         President and Director
                                         (Principal Executive Officer)
   Date:   March 29, 1994

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   By /s/  Stephen A. Keller          By /s/  Stanley E. G. Hillman
      Stephen A. Keller                  Stanley E. G. Hillman
      Director                           Director

   By ______________________          By /s/  R. Stephen Newman
      Edgar D. Jannotta                  R. Stephen Newman
      Director                           Director

   By /s/  James R. Everline          By /s/  Martin G. Carver
      James R. Everline                  Martin G. Carver
      Director                           Chairman of the Board,
                                         Chief Executive Officer,
                                         President and Director
                                         (Principal Executive Officer)
   By /s/  Thomas E. Dvorchak
      Thomas E. Dvorchak
      Senior Vice President and
      Chief Financial Officer
      (Chief Accounting Officer)

   Date:  March 29, 1994

                                  EXHIBIT INDEX

       Exhibit No.       Page No.                Description

           3.1 Bylaws: As amended November 13, 1987. (Incorporated by reference to Exhibit No. 3.1 to the Corporation's Form 10-K for the year ended December 31, 1987.)

           3.2                        Restated Articles of
                                      Incorporation, effective December
                                      30, 1986. (Incorporated by
                                      reference to Exhibit No. 3.2 to
                                      the Corporation's Form 10-K for
                                      the year ended December 31,
                                      1992.)

           3.3                        Articles of Amendment to Bandag,
                                      Incorporated's Articles of
                                      Incorporation, effective May 6,
                                      1992.  (Incorporated by reference
                                      to Exhibit No. 3.3 to the
                                      Corporation's Form 10-K for the
                                      year ended December 31, 1992.)

            4                         Instruments defining the rights
                                      of Security Holders.
                                      (Incorporated by reference to
                                      Exhibit Nos. 3.2 and 3.3 to the
                                      Corporation's Form 10-K for the
                                      year ended December 31, 1992.)
                                      The Corporation agrees to furnish
                                      copies of its long-term debt
                                      agreements to the Commission on
                                      request.

          10.1 *1984 Bandag, Incorporated Restricted Stock Grant Plan, as amended May 6, 1992.
                                      (Incorporated by reference to
                                      Exhibit No. 10.1 to the
                                      Corporation's Form 10-K for the
                                      year ended December 31, 1992.)

          10.2              50        U. S. Bandag System Franchise
                                      Agreement Truck and Bus Tires.

          10.3 Agreement of Lease dated June 27, 1975 and Amendment dated November 14, 1982 by and between Bandag, Incorporated and Macomb Motel, Inc. (Incorporated by reference as Exhibit No. 10.5 to the Corporation's Form 10-K for the year ended December 31, 1985.)

          10.4                        *Miscellaneous Fringe Benefits
                                      for Executives.

          10.5                        *Nonqualified Stock Option Plan,
                                      as amended May 6, 1992.
                                      (Incorporated by reference as
                                      Exhibit No. 10.6 to the
                                      Corporation's Form 10-K for the
                                      year ended December 31, 1992.)

          10.6 *Nonqualified Stock Option Agreement of Martin G. Carver dated November 13, 1987, as amended by an Addendum dated June 12, 1992. (Incorporated by reference as Exhibit No. 10.7 to the Corporation's Form 10-K for the year ended December 31,
                                      1992.)

          10.7                        *Form of Participation Agreement
                                      under the 1984 Bandag,
                                      Incorporated Restricted Stock
                                      Grant Plan.  (Incorporated by
                                      reference as Exhibit No. 10.8 to
                                      the Corporation's Form 10-K for
                                      the year ended December 31,
                                      1992.)

          10.8              68        *Employment Agreement with Michel
                                      Petiot effective January 1, 1994,
                                      dated December 20, 1993.

           11               69        Computation of earnings per
                                      share.

           21               71        Subsidiaries of Registrant.

   * Represents a management compensatory plan or arrangement.