Form 10-Q
period 1994-03-31
BANDAG INC
filed 1994-05-12
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1994

             OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period________ to ________

   Commission file number 1-7007

                              BANDAG, INCORPORATED
             (Exact name of registrant as specified in its charter)

             Iowa                          42-0802143
   (State of incorporation) (I.R.S Employer Identification No.)

        2905 N HWY 61, Muscatine, Iowa               52761-5886
   (Address of principal executive offices)          (Zip Code)

   Registrant's Telephone Number, including area code:  319/262-1400

                                 Not Applicable
                     (Former name, address, or fiscal year,
                          if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $1 par value -- 11,130,276 shares as of April 30, 1994. Class A Common Stock, $1 par value -- 13,348,571 shares as of April 30, 1994.

   Class B Common Stock, $1 par value -- 2,359,245 shares as of April 30,
   1994.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

   Part I : FINANCIAL INFORMATION                                    Page No.

     Item 1 - Financial Statements (Unaudited)
                Consolidated Condensed Statement of Earnings                3
                Consolidated Condensed Statement of Cash Flows              4
                Consolidated Condensed Balance Sheets                       5
                Notes to Consolidated Condensed Financial
                   Statements                                               7

     Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8


   PART II : OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                             11


     Signatures                                                            12


   EXHIBITS :

     Exhibit 11 - Computation of Earnings Per Share                        14

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item l - Financial Statements:

   Unaudited Consolidated Condensed Statements of Earnings

                                         (In thousands except
                                            per share data)
                                          Three Months Ended

                                       3/31/94          3/31/93

    Net sales                           $131,649        $126,592
    Other income                           4,481           2,905
                                        --------        --------

                                         136,130         129,497
                                        --------        --------

    Cost of products sold                 80,031          76,865

    Engineering, selling,
     administrative and other
     expenses                             31,151          30,333

    Interest expense                         454             583
                                        --------        --------

                                         111,636         107,781
                                        --------        --------

    Earnings before income taxes          24,494          21,716

    Income taxes                           9,063           7,818
                                        --------        --------

    Net earnings                        $ 15,431        $ 13,898
                                        ========        ========

    Net earnings per share              $   0.57       $    0.51

    Cash dividends per share            $ 0.1750       $  0.1625

    Depreciation included in
     expenses                           $  8,382       $   7,331

    Average shares outstanding            27,212          27,409


   NOTE: Net earnings increased approximately $983,000 and net earnings per share increased approximately $.04 as a result of the sale of a portion of the Company's investment in marketable equity securities during the quarter.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Statements of Cash Flows

                                                          (In thousands)
                                                        Three Months Ended

                                                        3/31/94     3/31/93
    Operating Activities

      Net earnings                                     $15,431     $13,898

      Depreciation and amortization                      8,526       7,331
      Increase in operating assets and
       liabilities - net                                17,415      23,575
                                                       -------     -------

         Net cash provided by operating activities      41,372      44,804
                                                       -------     -------

    Investing Activities
      Additions to property, plant and equipment        (7,960)     (9,559)

      Purchases of investments                         (24,958)     (7,125)

      Maturities of investments                         14,513         ---
                                                       -------     -------

         Net cash used in investing activities         (18,405)    (16,684)
                                                       -------     -------

    Financing Activities
      Sale of marketable equity securities               2,447         ---

      Principal payments on short-term notes payable
       and other liabilities                            (1,864)     (3,164)

      Cash dividends                                    (4,746)     (4,435)

      Purchases of Common Stock                         (7,973)        ---
                                                       -------      -------

         Net cash used in financing activities         (12,136)     (7,599)
                                                       -------     -------

    Effect of exchange rate changes on cash and cash
     equivalents                                           (68)       (303)
                                                       -------     -------

         Increase in cash and cash equivalents          10,763      20,218

    Cash and cash equivalents at beginning of year      58,004      33,817
                                                       -------     -------

         Cash and cash equivalents at end of period    $68,767     $54,035
                                                       =======     =======

                      BANDAG, INCORPORATED AND SUBSIDIARIES
   Unaudited Consolidated Condensed Balance Sheets


                                                         (In thousands)
                                                     March 31,   December 31,
                                                       1994          1993

    ASSETS:

    Cash and cash equivalents                        $ 68,767     $ 58,004

    Investments                                        35,489       25,043

    Accounts receivable - net                         148,968      161,506

    Inventories:
      Finished products                                38,929       34,947

      Materials & work-in-process                      10,047        8,186
                                                     --------     --------
                                                       48,976       43,133

    Other current assets                               32,152       28,455
                                                     --------     --------

      Total current assets                            334,352      316,141
                                                     --------     --------

    Property, plant, and equipment                    328,222      320,142

      Less accumulated depreciation & amortization   (182,023)    (173,521)
                                                    --------     --------

                                                      146,199      146,621
                                                     --------     --------

    Marketable equity securities, at market value      79,634       69,496
    Other assets                                       11,244       18,473
                                                     --------     --------

      Total assets                                   $571,429     $550,731
                                                     ========     ========

    LIABILITIES & STOCKHOLDERS' EQUITY:

    Accounts payable                                 $ 15,478     $ 15,757

    Income taxes payable                               17,124       11,429

    Accrued employee compensation and benefits         11,551       15,391

    Accrued marketing expenses                         24,907       26,163

    Other accrued expenses                             29,619       21,585

    Short-term notes payable and other liabilities     10,243       12,217
                                                     --------     --------
      Total current liabilities                       108,922      102,542
                                                     --------     --------

    Deferred income tax and other liabilities          39,983       35,097
    Stockholders' equity:

      Common stock; $1 par value;
       Authorized - 21,500,000 shares;
       Issued and outstanding - 11,154,676 shares
        in 1994; 11,215,008 in 1993                    11,155       11,215

      Class A Common stock; $1 par value;
       Authorized - 50,000,000 shares;
       Issued and outstanding - 13,480,471 shares
        in 1994; 13,576,971 in 1993                    13,480       13,577

      Class B Common stock; $1 par value;
       Authorized - 8,500,000 shares;
       Issued and outstanding - 2,359,345 shares
        in 1994; 2,360,513 in 1993                      2,359        2,361

      Additional paid-in capital                        2,796        2,859

      Retained earnings                               364,972      362,040

      Unrealized gain on securities                    34,118       27,693
      Equity adjustment from foreign currency
       translation                                     (6,356)      (6,653)
                                                     --------     --------

        Total equity                                  422,524      413,092
                                                     --------     --------

        Total liabilities & stockholders' equity     $571,429     $550,731
                                                     ========     ========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Notes to Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the three months ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Item 2 -Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

   Consolidated sales increased 4% compared to the same quarter a year ago, which was not as favorable as the unit volume increase of 6% because of the stronger U.S. dollar having a negative impact on the translated value of foreign currency denominated sales. Sales and unit volume for the Company's domestic operation, which includes export, were 5% higher than the same period last year. Unit volume for the Company's Western European operations ended the quarter approximately equal to last year, which followed the recent trend. Western European sales increased 6% over last year, in local currency, but were approximately 2% lower when translated to U.S. dollars. Western Europe's sales increase was due to a more favorable sales mix among various countries and higher equipment sales. Unit volume for the other combined geographic areas increased 15% over last year, but sales increased only 6%, again due to the lower translated value of foreign currency denominated sales.

   Consolidated gross margin for the first quarter was even with the same period last year, but one percentage point below the fourth quarter of last year. This is in line with the Company's normal business cycle, with the first quarter usually being the slowest quarter of the year with its lower production resulting in less favorable overhead absorption. Since mid-year 1992 the Company has experienced higher raw material costs, which the Company has absorbed rather than passing on to its dealers. Since raw material costs continue to increase, and further increases are likely, the Company announced selling price increases effective April 15, 1994 in the U.S., Canadian and certain export markets. Despite the mid-April announcement, the impact of these increases will not be evident in the Company's financial results until the latter part of the second quarter because the Company gives dealers a special allowance to offset the higher material prices until such time as their end-user price increases can be implemented.

   Net earnings for the first quarter increased 11% over the same period last year and earnings per share increased 12%, despite a one percentage point increase in the Company's effective income tax rate. Other income included a non-recurring after-tax capital gain of $983,000, $.04 per share, from the sale of a portion of the Company's long-term marketable equity securities for the purpose of offsetting expiring prior period capital losses. Although consolidated operating expenses were 2.7% higher than last year in absolute terms, they were approximately even with last year as a percentage of sales.

   Except for the gain from the sale of equity securities, the Company's domestic earnings before income taxes increased at approximately the same rate as sales because of a proportional increase in operating expenses.

   Earnings before income taxes for the Company's Western European operations improved this year to 4% of sales, versus break-even in the previous year, due to lower spending for marketing programs.

   Earnings before income taxes for the combined other foreign operations decreased approximately 31% from last year primarily due to lower earnings by the Company's Canadian operations. These lower earnings were primarily due to significantly lower production, resulting in unfavorable overhead absorption, and a higher proportion of product being sourced from the U.S. at intercompany prices which exceeded local manufacturing costs. Both were attributable to a shutdown of the Company's Canadian plant for the purposes of completing the relocation of finished goods inventory to an off-site distribution center begun in 1993 and repairing a major piece of manufacturing equipment. This shutdown did not impact delivery of product to the Company's Canadian dealers as needed product was supplemented from the U.S.

   Financial Condition:

   Operating Activities.

   The Company's net cash provided by operating activities for the three months ended March 31, 1994 was $3.4 million less than in the same period last year. The increase in cash flow from higher earnings and non-cash charges for depreciation was more than offset by this year's smaller seasonal decrease in accounts receivables because of the relatively stronger sales in this year's quarter.

   Investing Activities.

   During the quarter the Company spent about $8 million on capital expenditures, which compares to $9.6 million for the same period in the previous year. The Company funded these capital expenditures from its operational cash flow. During the quarter the Company increased its investments by $10.4 million, net of maturities. Excess funds are invested over various terms, but only instruments with maturities greater than 3 months when purchased are classified as investments.

   Financing Activities.

   Cash dividends amounted to $4.7 million for the quarter as dividends increased from $.1625 per share to $.175 per share, a 7.7% increase on a per share basis. The Company purchased 158,000 shares of its outstanding Common and Class A Common stock during the quarter, at prevailing market prices, for $7.8 million. The cash dividends and stock purchases were funded from operational cash flows. The Company sold a portion of its long-term marketable equity securities for $2.4 million in the quarter, for reasons cited in the net earnings comments above. The Company continues to have $117 million in funds available under unused lines of credit and foreign credit and overdraft facilities.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART II

   OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

             11 - Computation of Earnings Per Share

        (b) Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended March 31, 1994.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   BANDAG, INCORPORATED
       (Registrant)



   Date    May 11, 1994               \S\  Martin G. Carver
                                           Martin G. Carver
                                           Chairman and Chief
                                              Executive Officer

   Date     May 11, 1994              \S\  Thomas E. Dvorchak
                                           Thomas E. Dvorchak
                                           Sr. Vice President and
                                              Chief Financial
                                               Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


       Exhibit
        Number                   Exhibit                   Page

          11        Computation of Earnings Per Share       12