Form 10-Q
period 1994-06-30
BANDAG INC
filed 1994-08-11
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1994

             OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period ________ to ________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $1 par value - 10,848,141 shares as of July 31, 1994.
   Class A Common Stock, $1 par value - 13,348,571 shares as of July 31,
   1994.
   Class B Common Stock, $1 par value - 2,358,980 shares as of July 31, 1994.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

   Part I : FINANCIAL INFORMATION                                    Page No.

     Item 1 - Financial Statements (Unaudited)
                Consolidated Condensed Statement of Earnings                3
                Consolidated Condensed Statement of Cash Flows              4
                Consolidated Condensed Balance Sheets                       5
                Notes to Consolidated Condensed Financial
                   Statements                                               6

     Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        7



   PART II : OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders          10

     Item 6 - Exhibits and Reports on Form 8-K                             10

     Signatures                                                            11


   EXHIBITS :

     Exhibit 11 - Computation of Earnings Per Share                        13

                                     PART I
                              FINANCIAL INFORMATION

   Item 1 - Financial Statements:

   Unaudited Consolidated Condensed Statements of Earnings

                                     (In thousands except per share data)
                                   Three Months Ended     Six Months Ended
                                      6/30/94  6/30/93    6/30/94   6/30/93

    Net sales                        $158,045 $148,950   $289,694  $275,542
    Other income                        3,284    2,453      7,765     5,358
                                      -------  -------    -------   -------
                                      161,329  151,403    297,459   280,900
    Cost of products sold              92,318   88,738    172,349   165,603
    Engineering, selling,
     administrative and other
     expenses                          34,154   32,042     65,305    62,375
    Interest expense                      439      520        893     1,103
                                      -------  -------    -------   -------
                                      126,911  121,300    238,547   229,081
                                      -------  -------    -------   -------
    Earnings before income taxes       34,418   30,103     58,912    51,819
    Income taxes                       12,773   10,837     21,836    18,655
                                      -------  -------    -------   -------
    Net earnings                     $ 21,645 $ 19,266   $ 37,076  $ 33,164
                                      =======  =======    =======   =======
    Net earnings per share           $   0.79  $  0.70    $  1.36  $   1.21
    Cash dividends per share         $ 0.1750  $0.1625    $0.3500  $ 0.3250
    Depreciation included in
     expense                         $  9,386  $ 7,438    $17,768  $ 14,769
    Average shares outstanding                             27,164    27,406


   NOTE: Year-to-date net earnings increased approximately $983,000 and net earnings per share increased approximately $.04 as a result of the sale of a portion of the Company's investment in marketable equity securities in the first quarter.

   Unaudited Consolidated Condensed Statements of Cash Flows

                                                          (In thousands)
                                                         Six Months Ended
                                                        6/30/94     6/30/93
    Operating Activities
      Net earnings                                     $37,076     $33,164
      Depreciation and amortization                     18,115      14,769
      Operating assets and liabilities - net            (8,757)      7,292
                                                        ------      ------
         Net cash provided by operating activities      46,434      55,225
    Investing Activities
      Additions to property, plant and equipment       (23,963)    (20,810)
      Purchases of investments                         (29,496)    (15,805)
      Maturities of investments                         21,923       8,000
                                                       -------     -------
     Net cash used in investing activities             (31,536)    (28,615)
    Financing Activities
      Sale of marketable equity securities               2,447         ---
      Proceeds from short-term notes payable            32,111       9,271
      Principal payments on short-term notes payable
       and other liabilities                           (30,800)     (9,570)
      Cash dividends                                    (9,393)     (8,870)
      Purchases of Common Stock                        (29,693)        ---
                                                       -------      ------
         Net cash used in financing activities         (35,328)     (9,169)
                                                       -------      ------
    Effect of exchange rate changes on cash and cash
     equivalents                                            35        (164)
                                                       -------      ------
      Increase (decrease) in cash and cash
       equivalents                                     (20,395)    (17,277)
    Cash and cash equivalents at beginning of year      58,004      33,817
                                                       -------      ------
         Cash and cash equivalents at end of period    $37,609     $51,094
                                                       =======     =======

   Unaudited Consolidated Condensed Balance Sheets

                                                          (In thousands)
                                                      June 30,   December 31,
                                                       1994          1993
    ASSETS:
    Cash and cash equivalents                        $ 37,609     $ 58,004
    Investments                                        32,616       25,043
    Accounts receivable - net                         167,662      161,506
    Inventories:
      Finished products                                42,774       34,947
      Materials & work-in-process                      11,794        8,186
                                                      -------       ------
                                                       54,568       43,133
    Other current assets                               32,651       28,455
                                                      -------       ------
      Total current assets                            325,106      316,141
    Property, plant, and equipment                    345,245      320,142
      Less accumulated depreciation & amortization   (192,429)    (173,521)
                                                      -------      -------
                                                      152,816      146,621
    Marketable equity securities, at fair value        65,862       69,496
    Other assets                                       12,852       18,473
                                                      -------      -------
      Total assets                                   $556,636     $550,731
                                                      =======      =======
    LIABILITIES & STOCKHOLDERS' EQUITY:
    Accounts payable                                 $ 18,157     $ 15,757
    Income taxes payable                               11,382       11,429
    Accrued employee compensation and benefits         18,893       15,391
    Accrued marketing expenses                         24,327       26,163
    Other accrued expenses                             23,156       21,585
    Short-term notes payable and other liabilities     12,296       12,217
                                                      -------      -------
      Total current liabilities                       108,211      102,542
    Deferred income tax and other liabilities          37,868       35,097
    Stockholders' equity:
      Common stock; $1 par value;
       authorized - 21,500,000 shares;
       Issued and outstanding - 10,848,116 shares
        in 1994; 11,215,008 in 1993                    10,848       11,215
      Class A Common stock; $1 par value;
       authorized - 50,000,000 shares;
       Issued and outstanding - 13,348,571 shares
        in 1994; 13,576,971 in 1993                    13,349       13,577
      Class B Common stock; $1 par value;
       authorized - 8,500,000 shares;
       Issued and outstanding - 2,359,005 shares
        in 1994; 2,360,513 in 1993                      2,359        2,361
      Additional paid-in capital                        2,626        2,859
      Retained earnings                               360,859      362,040
      Unrealized gain on securities                    25,610       27,693
      Equity adjustment from foreign currency
       translation                                     (5,094)      (6,653)
                                                       ------       ------
        Total equity                                  410,557      413,092
                                                      -------      -------
        Total liabilities & stockholders' equity     $556,636     $550,731
                                                      =======      =======

   Notes to Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the six months ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Consolidated net sales and unit volume both increased 6% for the second quarter ended June 30, 1994, compared to the same period a year ago, while net sales for the six months increased 5% on a 6% increase in unit volume. The net sales increase for both periods would have been aprpoximately two percentage points higher except for the negative impact of exchange rates on the translated value of foreign currency denominated sales.

   Net sales and unit volume for the Company's domestic operation, which includes sales to export markets, were 11% and 7% higher for the quarter, and 8% and 6% higher for the first six months, respectively, compared to the same periods last year. The percentage differential between the sales and unit volume (retread materials) increases was primarily due to higher-than-usual equipment sales.

   Second quarter unit volume for the Company's European operations was 3% higher than the same period last year but the Company does not yet view this improvement as significant because of the continuing overall weak economic conditions in the European markets. Western European sales increased 2% and 4% for the quarter and six months, respectively, in local currency, but were approximately 2% lower for both periods when translated to U.S. dollars.

   Unit volume for the other foreign geographic areas in the aggregate increased approximately 6% for the quarter, with South Africa and Brazil posting strong results, but sales were 2% lower due to the lower translated value of foreign currency denominated sales. For the six months, unit volume was 11% higher than last year, but sales were only 1% higher after translation.

   Price increases for most retread material products are announced during the second quarter for the U.S. and Canadian markets in response to continued higher material costs, but this increase had a minimal impact on second quarter net sales and net earnings due to the timing of the effective date of the increases.

   Consolidated gross margin for the second quarter ended June 30, 1994, improved 1.2 percentage points compared to the same quarter last year. The improvement in gross margin was due primarily to higher production levels during the quarter accomplished without significant increases in manufacturing costs. Gross margin for the first six months of the year was 0.6 percentage points higher than the same period last year for the same reason.

   Consolidated net earnings for the second quarter increased 12% over the same period last year and earnings per share increased 13%, both net of the impact of a one percentage point increase in the Company's effective income tax rate. For the six months, both consolidated net earnings and earnings per share increased 12%. The increase in net earnings was primarily due to the increase in unit volume and improved gross margins. Consolidated operating and other expenses for the quarter increased 6.6% compared to the same period last year, but the majority of this increase was due to unfavorable foreign exchange adjustments as a result of lower currency values in certain countries in the Western European business area. Excluding the unfavorable foreign exchange adjustments, consolidated operating expenses would have been only slightly higher than last year in absolute terms and, even with last year as a percentage of sales. Year-to-date other income inclued a non-recurring after-tax capital gain of $983,000, $.04 per share, from the sale of a portion of the Company's long-term marketable equity securities for the purpose of offsetting expiring prior period capital losses. Earnings per share for the quarter was one percentage point higher than the increase in net earnings because of fewer shares outstanding due to purchases of the Company's shares.

   The Company's domestic earnings before income taxes for both the second quarter and six months increased approximately 4% over the same periods last year, excluding the gain from the sale of equity securities booked in the first quarter, which was proportional to the increase in net sales. Although operating expenses increased 10% and 8% for the second quarter and six months compared to last year, they were both even with the prior periods as a percentage of sales.

   The Company's Western European operations recorded a loss equal to 1.7% of sales in the second quarter due to the unfavorable foreign exchange adjustments mentioned above, but this was 1.6 percentage points better than the same period last year. Excluding the unfavorable foreign exchange adjustments, second quarter earnings before income taxes would have been equal to 2.5% of sales compared to a negative 2.4% for last year. For the six month period, earnings before income taxes were 0.6% of sales, which was a 1.4 percentage point improvement over the same period last year.

   Earnings before income taxes for the other foreign operations in the aggregate decreased approximately 18% and 22%, respectively, for the quarter and six months compared to the same periods last year. This too was primarily due to the negative impact of the lower translated value of the foreign currency denominated operations. The Canadian subsidiary's move to a new distribution center and the repair to a major piece of manufacturing equipment as discussed in the firt quarter Form 10-Q also negatively impacted the six month results.

   Financial Condition:

   Operating Activities.

   Net cash provided by operating activities for the six months ended June 30, 1994 was $8.8 million less than in the same period last year. The increase in cash flow from higher earnings and increased non-cash charges for depreciation and amortization was more than offset by this year's net change in operating assets (higher accounts receivable and inventory in line with higher volume) and liabilities (higher deferred income taxes).

   Investing Activities.

   During the quarter the Company spent approximately $16 million on capital expenditures, bringing the total to $24 million for the six months to-date. This compares to $11.3 and $20.8 million, respectively, for the same periods in the previous year. The Company funded these capital expenditures from its operational cash flow. The Company's excess funds are invested over various terms, but only instruments with an original maturity date of over 90 days are classified as investments.

   Financing Activities.

   Cash dividends totaled $4.6 million for the quarter and $9.4 million for the six months to-date. The Company purchased 438,800 shares of its outstanding Common and Class A Common stock during the quarter, at prevailing market prices, for $21.7 million, bringing the total for the six months to-date to 596,800 shares purchased for $29.7 million. Cash dividends and stock purchases were both funded from operational cash flows. The short-term borrowing activity during the quarter was primarily by the Company's Western European operation to fund its current cash flow needs. The Company continues to have $117 million in funds available under unused lines of credit and foreign credit and overdraft facilities.

                                     PART II
                                OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of the shareholders of the Company was held on May 5, 1994.

     (c) Two matters were voted upon at the annual meeting. First, the following three nominees, all of whom were incumbent directors, were elected as directors for a three-year term ending in 1997 by the following vote:

                                            Votes                    Broker
    Name                      Votes for    Against   Abstentions   Non-votes
    Stanley E. G. Hillman    32,081,745    20,724       35,770        -0-
    Stephen A. Keller        32,096,023    18,171       24,045        -0-
    R. Stephen Newman        32,089,114    12,992       36,134        -0-

         The other matter voted upon was a proposal to ratify the selection of Ernst & Young as independent auditors of the Company for the year ending December 31, 1994. The shareholders ratified the selection by the following vote:

        Votes for        Votes Against      Abstentions      Broker Non-Votes
       32,116,610            9,390             12,239              -0-


   Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

             11 - Computation of Earnings Per Share

     (b) Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended June 30, 1994.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   BANDAG, INCORPORATED
       (Registrant)



   Date    August 10, 1994            \S\  Martin G. Carver
                                      Martin G. Carver
                                      Chairman and Chief
                                         Executive Officer



   Date    August 10, 1994            \S\  Thomas E. Dvorchak
                                      Thomas E. Dvorchak
                                      Sr. Vice President and
                                         Chief Financial
                                          Officer

                                  EXHIBIT INDEX


       Exhibit
        Number                   Exhibit                   Page

          11        Computation of Earnings Per Share       13