Form 10-Q
period 1994-09-30
BANDAG INC
filed 1994-11-14
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1994

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period ________ to ________


   Commission file number 1-7007


                              BANDAG, INCORPORATED
             (Exact name of registrant as specified in its charter)


                 Iowa                          42-0802143
       (State of incorporation)      (I.R.S Employer Identification
                                                  No.)

    2905 N HWY 61, Muscatine, Iowa             52761-5886
         (Address of principal                 (Zip Code)
          executive offices)

    Registrant's Telephone Number, including area code:319/262-1400


                                 Not Applicable
                     (Former name, address, or fiscal year,
                          if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $1 par value - 10,781,841 shares as of October 31, 1994. Class A Common Stock, $1 par value - 13,346,571 shares as of October 31, 1994. Class B Common Stock, $1 par value - 2,358,280 shares as of October 31, 1994.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

   Part I : FINANCIAL INFORMATION                                    Page No.

        Item 1 - Financial Statements (Unaudited)
              Consolidated Condensed Statements of Earnings              3
              Consolidated Condensed Statements of Cash Flows            4
              Consolidated Condensed Balance Sheets                      5
              Notes to Consolidated Condensed Financial
                Statements                                               6

        Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7


   PART II : OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                       11

        Signatures                                                      12


   EXHIBITS :

        Exhibit 11 - Computation of Earnings Per Share                  14

        Exhibit 27 - Financial Data Schedule                            15

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item 1 - Financial Statements:

   Unaudited Consolidated Condensed Statements of Earnings

                              (In thousands except per share data)

                             Three Months Ended  Nine Months Ended
                             9/30/94    9/30/93  9/30/94   9/30/93

    Net sales               $177,231  $154,300  $466,925  $429,842

    Other income               2,684     2,311    10,449     7,669
                             _______   _______   _______   _______
                             179,915   156,611   477,374   437,511

    Cost of products sold     99,162    89,993   271,511   255,596

    Engineering, selling,
    administrative and
    other expenses            33,554    29,608    98,859    91,983

    Interest expense             541       399     1,434     1,502
                             _______   _______   _______   _______
                             133,257   120,000   371,804   349,081
                             _______   _______   _______   _______

    Earnings before income
    taxes                     46,658    36,611   105,570    88,430

   Income taxes              17,306    14,064    39,142    32,719
                             _______   _______   _______   _______

    Net Earnings            $ 29,352  $ 22,547  $ 66,428   $55,711
                             =======   =======   =======   =======

    Net earnings per share    $  1.11  $   0.83  $   2.47   $  2.04

    Cash dividends per
    share                     $0.1750  $ 0.1625  $ 0.5250   $0.4875

    Depreciation included
    in expense                $ 8,008  $  8,041  $ 25,776   $22,810

    Average shares
    outstanding                                    26,910    27,359

   NOTE: Year-to-date net earnings increased approximately $983,000 and net earnings per share increased approximately $.03 as a result of the sale of a portion of the Company's investment in marketable equity securities in the first quarter.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Statements of Cash Flows


                                                 (In thousands)

                                                Nine Months Ended
                                              9/30/94    9/30/93

    Operating Activities

      Net earnings                           $66,428    $55,711

      Depreciation and amortization           26,358     22,855

      Operating assets and liabilities-net   (19,794)   (12,836)
                                              ______     ______

        Net cash provided by operating
         activities                           72,992     65,730

    Investing Activities
      Additions to property, plant and
       equipment                             (31,816)   (28,495)

      Purchases of investments               (46,138)   (33,100)

      Maturities of investments               38,635     13,825
                                              ______     ______

        Net cash used in investing
         activities                          (39,319)   (47,770)

    Financing Activities
      Sale of marketable equity securities     2,447        ---

      Proceeds from short-term notes
       payable                                73,320     14,271

      Principal payments on short-term
       notes payable and other liabilities   (72,261)   (10,431)

      Cash dividends                         (14,040)   (13,281)

      Purchases of Common Stock              (29,693)    (6,797)
                                              ______     ______
        Net cash used in financing
         activities                          (40,227)   (16,238)

    Effect of exchange rate changes on cash
      and cash equivalents                        25       (853)
                                              ______     ______
      Increase (decrease) in cash and cash
        equivalents                           (6,529)       869

    Cash and cash equivalents at beginning
      of year                                 58,004     33,817
                                               _____     ______
        Cash and cash equivalents at end of
         period                              $51,475    $34,686
                                              ======     ======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Balance Sheets


                                               (In thousands)

                                           September     December
                                            30, 1994     31, 1993

    ASSETS:
    Cash and cash equivalents              $ 51,475     $ 58,004

    Investments                              32,547       25,043

    Accounts receivable - net               184,182      161,506

    Inventories:

      Finished products                      41,583       34,947

      Materials & work-in-process            14,401        8,186
                                            _______       ______

                                             55,984       43,133
    Other current assets                     31,417       28,455
                                             ______       ______

      Total current assets                  355,605      316,141

      Property, plant, and equipment        355,333      320,142

        Less accumulated depreciation &
         amortization                      (202,672)    (173,521)
                                             ______       ______
                                            152,661      146,621

    Marketable equity securities, at
     fair value                              60,474       69,496

    Other assets                             12,702       18,473
                                             ______       ______
        Total assets                       $581,442     $550,731
                                             ======       ======

    LIABILITIES & STOCKHOLDERS' EQUITY:
    Accounts payable                       $ 18,822     $ 15,757

    Income taxes payable                      8,933       11,429

    Accrued employee compensation and
     benefits                                13,606       15,391

    Accrued marketing expenses               27,827       26,163

    Other accrued expenses                   28,549       21,585

    Short-term notes payable and other
     liabilities                             12,344       12,217
                                            _______       ______

        Total current liabilities           110,081      102,542

    Deferred income tax and other
     liabilities                             36,931       35,097

    Stockholders' equity:

      Common stock; $1 par value;
       authorized - 21,500,000 shares;

       Issued and outstanding -
        10,848,116 shares in 1994;
        11,215,008 in 1993                   10,849       11,215

      Class A Common stock; $1 par
       value; authorized - 50,000,000
       shares;

       Issued and outstanding -
        13,348,571 shares in 1994;
        13,576,971 in 1993                   13,349       13,577

      Class B Common stock; $1 par
       value; authorized - 8,500,000
       shares;

       Issued and outstanding -
        2,359,005 shares in 1994;
        2,360,513 in 1993                     2,358        2,361

      Additional paid-in capital              2,626        2,859

      Retained earnings                     385,564      362,040

      Unrealized gain on securities          22,421       27,693

      Equity adjustment from foreign
       currency translation                  (2,737)      (6,653)
                                             ______       ______

         Total equity                       434,430      413,092
                                             ______       ______
         Total liabilities &
          stockholders' equity             $581,442     $550,731
                                             ======       ======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Notes to Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the nine months ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

   Consolidated net sales for the third quarter ended September 30, 1994 were 15% higher than the same period last year, on a 9% increase in unit volume, with most of the Company's major markets experiencing strong sales demand. The sales increase was higher than the unit volume increase due to higher domestic selling prices and the favorable impact of relatively higher average exchange rates on the translated value of foreign currency denominated sales.

   Consolidated net sales for the nine months were 9% higher than the same period last year on a 7% increase in unit volume. This is a five percentage-point improvement over the six month to-date comparison,
   reflecting the impact of the strong third quarter results.   Higher
   domestic selling prices were mostly offset by the unfavorable impact of relatively lower year-to-date average exchange rates on the translated value of foreign currency denominated sales.

   Consolidated gross margin for the third quarter ended September 30, 1994, improved 2.3 percentage points compared to the same quarter last year. The higher gross margin was due primarily to improved manufacturing efficiencies and the strong worldwide sales volume.

   Gross margin for the nine months to-date was 1.4 percentage points higher than the same period last year as a result of the strong third quarter results.

   As discussed in the previous quarter's Form 10-Q report, the Company increased selling prices to U.S. and Canadian dealers for most retread material on April 15, 1994, with those increases taking effect in the latter part of the second quarter. Since then, the prices of synthetic rubber, the Company's major raw material, have increased approximately 6% and natural rubber approximately 5%, and further increases of 9% and 27%, respectively, are expected during the fourth quarter. Because of these cost increases, the Company announced further selling price increases in these markets effective October 1, 1994. As is the practice, special allowances to the Company's dealers will delay the effective date by approximately one month to allow time for them to implement these increases with their customers.

   Consolidated operating and other expenses for the quarter increased 13% from the same period last year, with the majority of this increase due to the timing of domestic expenditures for marketing programs and research and development projects. Consolidated foreign exchange adjustments were nil for the quarter, as unfavorable foreign exchange adjustments in Western Europe were offset by favorable adjustments in the Company's other operations.

   Consolidated net earnings and earnings per share for the third quarter increased 30% and 34%, respectively, from the same period last year.

   Income tax expense for third quarter 1993 included a retroactive rate adjustment from 36% to 37%, which accounts for the three-percentage point difference between the increase in third quarter 1994 pretax earnings and net earnings when compared to the previous year.

   For the nine months, consolidated net earnings and earnings per share increased 19% and 21%, respectively, from the same period last year. Operating and other expenses for the nine months increased 7% from last year, which basically follows trend, and were equal to last year as a percent of sales. Unfavorable foreign exchange adjustments in the period were higher than those recorded last year because of lower currency values in Europe relative to the Belgian franc, but the impact was partially offset by the lower translated value of expenses denominated in foreign currencies. Earnings per share were two percentage points higher than the increase in net earnings because of fewer shares outstanding due to purchases of the Company's shares.

   Domestic Operations:

   Net sales and unit volume for the Company's domestic operations, which include sales to a number of export markets, were 14% and 7% higher, respectively, during the third quarter in comparison to the prior year, while the nine months were 11% and 6% higher, respectively. The net sales increases exceeded the unit volume increases as a result of stronger equipment sales in combination with higher retread material selling prices.

   Operating expenses for the third quarter increased 20% over the same period last year but were only one percentage point higher as a percent of sales. The increase in expenses was primarily due to the timing of domestic expenditures related to marketing programs and research and development projects. Operating expenses for the nine months increased 11% over the same period last year but were even with last year as a percent of sales.

   Earnings before income taxes for the third quarter and nine months were 18% and 16% higher, respectively, than the same periods last year. The two percentage-point improvement between the third quarter and nine month comparisons to last year was basically due to higher gross margin from improved manufacturing efficiencies during the third quarter.

   Western European Operations:

   Results for the Company's Western European operations were very strong in the third quarter, with net sales 16% higher than the same period last year on a 9% increase in unit volume. The net sales increase was higher than the volume increase in the third quarter due to higher average exchange rates relative to the U.S. dollar, though the translation rates for the nine month comparison still fell below last year's levels. For the nine months, both net sales and unit volume increased 4% over the same period last year.

   Earnings before income taxes improved to 9.5% of net sales from a negative 2.8% for the same period last year. In addition to the strong increase in unit volume, earnings before income taxes also benefited from a 1.3% decrease in operating expenses. Unfavorable foreign exchange adjustments continued during the quarter but they were well below what was experienced during the first half of the year. For the nine months, earnings before income taxes were 4.1% of net sales compared to break even last year.

   Other Foreign Operations:

   Combined third quarter net sales and unit volume for the Company's other foreign geographic areas increased approximately 15% in comparison to the same period last year. Brazil once again posted strong results for sales and unit volume with increases of 42% and 25%, respectively, during this period. All of the Company's other foreign operations, except Canada, also had strong increases in unit volume, but their combined sales increases were not as high as their combined unit volume increases due to lower translation rates.

   Net sales and unit volume for the nine months were 6% and 12% higher than last year, respectively. Results basically mirror the quarter, except the foreign translation rates were less favorable than last year.

   Combined earnings before income taxes for the other foreign operations for the third quarter were 27% higher than the same period last year.
   Brazil's results were very strong compared to the other operations due to its 42% increase in sales volume, coupled with a seven percentage-point improvement in gross margin and a minimal increase in operating expenses.

   For the nine months, combined earnings before income taxes were approximately 2% lower than the same period last year. This shortfall was basically due to the negative impact of the lower translated value of the foreign currency denominated operations, primarily Canada and South Africa. The Canadian subsidiary has not fully recouped the cost associated with the move to a new distribution center and the repair to a major piece of manufacturing equipment during the first part of the year, as noted in the first quarter Form 10-Q report, which negatively impacts year-to-date results.

   Financial Condition:

   Operating Activities.
   Net cash provided by operating activities for the nine months ended September 30, 1994 was $7.3 million higher than the same period last year, even though net operating assets and liabilities increased $7.0 million compared to the same period last year. The major changes were from increases in accounts receivable and inventory, as a result of increased sales levels and higher finished goods inventory to meet anticipated sales demand with some offset coming from higher deferred income taxes.

   Investing Activities.
   The Company spent approximately $7.8 million on capital expenditures during the third quarter, bringing the total to $31.8 million for the nine months to-date. This compares to $7.7 and $28.5 million, respectively, for the same periods in the previous year. Funding for these capital expenditures came from operational cash flows.

   While the Company's excess funds are invested over various terms, only instruments with an original maturity date of over 90 days are classified as investments; the total of which was $32.6 million at September 30, 1994.

   Financing Activities.
   Cash dividends totaled $4.6 million for the quarter and $14.0 million for the nine months to-date. Since the beginning of the year the Company has purchased 596,800 shares of its outstanding Common and Class A Common stock at prevailing market prices, for a total outlay of $29.7 million. Funding for these cash dividends and stock purchases was provided from operational cash flows. Short-term borrowing during the quarter was primarily by the Company's Western European operation to fund its current cash flow needs. The Company continues to have $117 million in funds available under unused lines of credit and foreign credit and overdraft facilities.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

             11 - Computation of Earnings Per Share

             27 - Financial Data Schedule

        (b) Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended September 30, 1994.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BANDAG, INCORPORATED
           (Registrant)



   Date: November  8, 1994       \S\  Martin G. Carver
                                      Martin G. Carver
                                      Chairman and Chief Executive
                                         Officer



   Date: November  8, 1994       \S\  Thomas E. Dvorchak
                                      Thomas E. Dvorchak
                                      Sr. Vice President and Chief
                                         Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


      Exhibit
      Number                    Exhibit                     Page

        11      Computation of Earnings Per Share            14

        27      Financial Data Schedule                      15