Form 10-K405
BANDAG INC
filed 1995-03-29
CIK 9534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

   For the fiscal year ended December 31, 1994;

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1995: Common Stock, $779,258,091; Class A Common Stock (non-voting), $940,927,607; Class B Common Stock, $273,050,872.

        The number of shares outstanding of the issuer's classes of common stock as of March 24, 1995: Common Stock, 10,789,434 shares; Class A Common Stock, 12,871,138 shares; Class B Common Stock, 2,357,456 shares.


   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Corporation's Proxy Statement for the Annual Meeting of the Shareholders to be held May 9, 1995 are incorporated by reference in
   Part III.

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

        The Corporation and its licensees have 1,363 franchisees worldwide, with 37% located in the United States and 63% internationally. The majority of Bandag's franchisees are independent operators of full service tire distributorships. Bandag's revenues primarily come from the sale of retread material and equipment to its franchisees. Bandag's products compete with new tire sales, as well as retreads produced using other retread processes. The Corporation concentrates its marketing effort on existing franchisees and on expanding their respective market penetration. Due to its strong distribution system, marketing efforts, and leading technology, Bandag, through its independent franchisee network, has been able to maintain the largest market presence in the retreading industry.

        The Company as a tread rubber supplier to its independent network of franchisees competes in the light and heavy truck tire replacement market. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has independent franchisees in over 116 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company's franchisees make up approximately 15% of the U.S. light and heavy truck tire replacement market. The Company's primary competitors are new tire manufacturers such as Goodyear Tire and Rubber Company, Bridgestone Corporation and Groupe Michelin. Goodyear Tire and Rubber Company also competes in the U.S. market as a tread rubber supplier to a combination of company owned and independent retreaders.

        As a result of a recapitalization of the Corporation approved by the Corporation's shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Corporation. As of March 24, 1995 the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 74% of the votes entitled to be cast in the election of directors and other corporate matters. The "Carver Family" is composed of (i) Lucille A. Carver, a director and widow of Roy J. Carver,
   (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entities for the benefit of the Carver Family members.

   Description of Business

        The Corporation's business consists of the franchising of patented processes for the retreading of tires for trucks, buses, light commercial trucks, industrial equipment, off-the-road equipment, and passenger cars, and the production and sale of precured tread rubber and related products used in connection with these processes.

        The Bandag process can be divided into two steps: (i) manufacturing the tread rubber and (ii) bonding the tread to a tire casing. Bandag manufactures over 500 separate tread designs and sizes, treads specifically designed for various applications, allowing fleet managers to fine-tune their tire programs. Bandag tread rubber is vulcanized prior to shipment to its independent franchisees. The Bandag franchisee performs the retreading process of bonding the cured tread to a prepared tire casing. This two-step process allows utilization of the optimum temperature and pressure levels at each step. Lower temperature levels during the bonding process result in a more consistent, higher quality finished retread with less damage to the casing. Bandag has developed a totally integrated retreading system with the materials, bonding process and manufacturing equipment specifically designed to work together as a whole.

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

        Trucks and Buses Tread rubber, equipment, and supplies for retreading and repairing truck and bus tires are sold primarily to independent franchisees by the Corporation to use the Bandag Method for that purpose. Bandag has 1,302 franchisees throughout North America, Central America, South America, Europe, Africa, Far East, Australia and New Zealand. These franchisees are owned and operated by independent franchisees, some with multiple franchises and/or locations. Of these franchisees 504 are located in the United States. Additionally, the Corporation has approximately 61 franchisees in Europe who retread tires using the Vakuum Vulk Method. One hundred twenty-six of Bandag's foreign franchisees are franchised by licensees of the Corporation in Australia, and joint ventures in India, Sri Lanka and Indonesia. A limited number of franchisees are trucking companies which operate retread shops essentially for their own needs. A few franchisees also offer "hot-cap" retreading and most sell one or more lines of new tires.

        The current franchise agreement offered by the Corporation grants the franchisee the non-exclusive retread manufacturing rights to use the Bandag Method for one or more applications and the Bandag trademarks in connection therewith within a specified territory, but the franchisee is free to market Bandag retreads outside the territory. No initial franchise fee is paid by a franchisee for its franchise.

        Other Applications The Corporation continues to manufacture and supply to its franchisees a limited amount of tread for Off-the-Road (OTR) tires, industrial tires, including solid and pneumatic, passenger car tires and light commercial tires for light trucks and recreational vehicles.

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

   Competition

        The Corporation faces strong competition in the market for replacement truck and bus tires, the principal retreading market which it serves. The competition comes not only from the major manufacturers of new tires, but also from manufacturers of retread-ing materials. Competitors include producers of "camelback," "strip stock," and "slab stock" for "hot-cap" retreading, as well as a number of producers of precured tread rubber. Various methods for bonding precured tread rubber to tire casings are used by competitors.

        Bandag retreads are often sold at a higher price than tires retreaded by the "hot-cap" process as well as retreads sold using competitive precured systems. The Corporation believes that the superior quality and greater mileage of Bandag retreads and expanded service programs to franchisees and end-users outweigh any price differential.

        Bandag franchisees compete with many new-tire dealers and retreading operators of varying sizes, which include shops operated by the major new-tire manufacturers, large independent retread companies, retreading operations of large trucking companies, and smaller commercial tire dealers.

   Sources of Supply

        The Corporation manufactures the precured tread rubber, cushion gum, and related supplies in Corporation-owned manufacturing plants in the United States, Canada, Brazil, Belgium, South Africa, Mexico, Malaysia and New Zealand. The Corporation has entered into joint venture agreements in India, Sri Lanka and Indonesia. The Corporation also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire handling systems, and other items of equipment used in the Bandag and Vakuum Vulk retreading methods. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, such as repair patches sold by the Corporation, are purchased from others.

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

        The principal source of natural rubber, used for the Corporation's cushion gum, is the Far East. The supply of natural rubber has historically been adequate for the Corporation's purposes. Natural rubber is a commodity subject to wide price fluctuations as a result of the forces of supply and demand. Synthetic prices historically have been related to the cost of petrochemical feedstocks which were relatively stable prior to 1994. A relationship between natural rubber and synthetic rubber prices exists, but it is by no means exact.

   Patents

        The Corporation owns or has licenses for the use of a number of United States and foreign patents covering various elements of the Bandag and Vakuum Vulk Methods. The Corporation has patents covering improved features, some of which start expiring in 1995 and others that will continue to expire through the year 2011, and the Corporation has applications pending for additional patents.

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

        The Corporation does not consider that patent protection is the primary factor in its successful retreading operation, but rather, that its proprietary technical "know-how," product quality, franchisee support programs and effective marketing programs are more important to its success.

        The Corporation has secured registrations for its trademark and service mark BANDAG, as well as other trademarks and service marks, in the United States and most of the other important commercial countries.

   Other Information

        The Corporation conducts research and development of new products, primarily in the tire retreading field, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $12,612,000 in 1992, $12,321,000 in 1993, and $12,056,000 in 1994.

        The Company's business has seasonal characteristics which are tied not only to the overall performance of the economy, but more specifically to the level of activity in the trucking industry. Tire demand does, however, lag the seasonality of the trucking industry. The Company's third and fourth quarters have histor-ically been the strongest in terms of sales volume and earnings.

        As stated in the Company's 13D filed pursuant to the acquisition of the HON Industries common stock, "The shares of Common Stock purchased by Bandag have been acquired for investment purposes. Bandag believes that the Common Stock represents an attractive investment opportunity at this time." The Company continues to believe that HON Industries' common stock is a good, long-term investment consistent with the Company's overall corporate strategy to maximize long term shareholder value. The Company purchased the stock in 1987 and 1988 at a cost of $25.3 million and the market value of the shares currently held at the end of 1994 was $64.1 million.

        The Corporation has sought to comply with all statutory and administrative requirements concerning environmental quality. The Corporation has made and will continue to make necessary capital expenditures for environmental protection. It is not anticipated that such expenditures will materially affect the Corporation's earnings or competitive position.

        As of December 31, 1994, the Corporation had 2,502 employees.

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

   Revenues of Principal Product Groups

        The following table sets forth (in millions of dollars), for each of the last three fiscal years, revenues attributable to the Corporation's principal product groups:

                                      1994            1993         1992
    Revenues:

      Tread rubber, cushion gum,
       and retreading supplies       $613.1          $555.9       $544.9

      Other products (1)               45.9            39.8         51.6

      Corporate (2)                     6.7             5.4          5.9
                                     ------          ------       ------
                   Total             $665.7          $601.1       $602.4

   (1) Includes retreading equipment, rubber compounds, and the sale of new and retreaded tires and related services.

   (2)  Consists of interest and dividend income.

   Financial Information about Foreign and Domestic Operations

   Financial Statement "Operations in Different Geographic Areas and Sales by Principal Products" follows on page 10.

   BANDAG, INCORPORATED AND SUBSIDIARIES

   Operations in Different Geographic Areas and Sales by Principal Products

   The Company's operations are conducted in one principal business, which includes the manufacture of precured tread rubber, equipment and supplies for retreading tires.

   Information concerning the Company's operations by geographic area and sales by principal product for the years ended December 31, 1994, 1993 and 1992 is shown below (in millions):

   Information concerning operations in different geographic areas:

                               United States             Western Europe              Other                   Consolidated
                           1994    1993    1992       1994    1993    1992      1994   1993    1992       1994     1993    1992
   Revenues
   Revenues from
    unaffiliated
    customers<F1><F2>     $421.5  $376.1  $361.0     $111.8  $104.6  $119.4   $125.7  $115.0  $116.1     $659.0   $595.7  $596.5
   Transfers between
    areas<F3>               31.2    25.5    26.3        0.6     0.2     0.5      3.5     3.5     5.9       35.3     29.2    32.7
                          ------   -----   -----     ------   -----   -----    -----   -----   -----      -----    -----   -----
   Geographic area
    totals                $452.7  $401.6  $387.3     $112.4  $104.8  $119.9   $129.2  $118.5  $122.0     $694.3   $624.9  $629.2

      Eliminations
       (deduction)                                                                                        (35.3)   (29.2)  (32.7)
      Corporate revenues                                                                                    6.7      5.4     5.9
                                                                                                          -----    -----   -----
   Total Revenues                                                                                        $665.7   $601.1  $602.4

   Earnings (Expenses)
      Operations<F4>      $126.7  $110.4  $110.6       $6.8    $1.9    $4.7    $19.1   $15.5   $17.7     $152.6   $127.8  $133.0
      Interest
       income                                                                                               6.6      5.3     5.9
      Interest
       expense                                                                                             (2.1)    (2.2)   (2.2)
      General corporate
       expenses                                                                                            (7.3)    (5.9)   (6.0)
                                                                                                          -----    -----   -----
   Earnings Before
    Income Taxes                                                                                         $149.8   $125.0  $130.7

   Assets at
    December 31
      Operations          $282.4  $258.2  $256.0      $79.6   $71.8   $85.9    $67.4   $66.2   $63.3     $429.4   $396.2  $405.2
      Corporate<F5>                                                                                       152.7    154.5    64.0
                                                                                                          -----    -----   -----
   Total Assets                                                                                          $582.1   $550.7  $469.2

   Liabilities at
    December 31
      Operations           $77.9   $76.6   $64.5      $29.5   $19.5   $24.3    $16.6   $13.8   $16.3     $124.0   $109.9  $105.1
      Corporate<F5>                                                                                        24.1     27.7    29.5
                                                                                                          -----    -----   -----
   Total Liabilities                                                                                     $148.1   $137.6  $134.6

   Sales information
    by principal
    product group:
      Retread materials
       and supplies                                                                                         93%      93%     91%
      Other                                                                                                  7%       7%      9%
                                                                                                           ---      ---     ---
                                                                                                           100%     100%    100%

   <F1> No single customer accounted for 10% or more of the Company's sales to unaffiliated customers in each of the years 1994,
        1993 or 1992.

   <F2> Export sales from the United States were less than 10% of sales to unaffiliated customers in each of the years 1994, 1993 or 1992.

   <F3> Transfers between geographic areas are made at the transferor's selling price to unaffiliated customers less a predetermined discount to allow the transferee to recover its costs and earn an operating profit.

   <F4> Aggregate foreign exchange losses included in determining net earnings amounted to approximately $3,294,000, $611,000 and
        $7,723,000 in 1994, 1993 and 1992, respectively.

   <F5> Corporate assets are principally cash, investments, corporate office and related equipment.  Corporate liabilities are principally dividends payable, short-term notes payable and other liabilities.

   Executive Officers of the Corporation

        The following table sets forth the names and ages of all executive officers of the Corporation, the period of service of each with the Corporation, positions and offices with the Corporation presently held by each, and the period during which each officer has served in his present office:

                              Period of
                               Service          Present         Period in
                                 with         Position or        Present
    Name                Age  Corporation         Office          Office

    Martin G. Carver*   46     16 Yrs.    Chairman of the        14 Yrs.
                                          Board, Chief
                                          Executive Officer
                                          and President

    Lucille A. Carver*  77     37 Yrs.    Treasurer              36 Yrs.

    Gary L. Carlson     44     21 Yrs.    Sr. Vice President      1 Yr.
                                          and General Manager
                                          Eastern Hemisphere
                                          Retreading Division
                                          (EHRD)

    Donald F. Chester   59     12 Yrs.    Sr. Vice President,    12 Yrs.
                                          International

    Nathaniel L.        52     23 Yrs.    Vice President,         9 Yrs.
     Derby II                             Engineering

    Thomas E. Dvorchak  62     24 Yrs.    Sr. Vice President     17 Yrs.
                                          and Chief Financial
                                          Officer

    Stuart C. Green     53      4 Yrs.    Sr. Vice President,     4 Yrs.
                                          Manufacturing

    William D. Herd     51     17 Yrs.    Sr. Vice President,     5 Yrs.
                                          Sales & Marketing

    Dr. Floyd S. Myers  54     13 Yrs.    Vice President,         9 Yrs.
                                          Research and
                                          Development

   *  Denotes that officer is also a director of the Corporation.

        Mr. Martin G. Carver was elected Chairman of the Board effective June 23, 1981, Chief Executive Officer effective May 18, 1982, and President effective May 25, 1983. Prior to his present position, Mr. Carver was also Vice Chairman of the Board from January 5, 1981 to June 23, 1981.

        Mrs. Carver has served as a Director and Treasurer of the Corporation for more than five years.

        Mr. Carlson joined Bandag in 1974. In 1985 he was appointed to Vice President, Personnel Administration and in 1989 was appointed Vice President, Planning and Development. In November 1993, he was elected to his current position of Sr. Vice President and General Manager EHRD.

        Mr. Chester joined Bandag in 1983 and was elected Senior Vice President, International.

        Mr. Derby joined Bandag in 1971 and was appointed to his present position in 1985 as Vice President, Engineering.

        Mr. Dvorchak joined Bandag in 1971 and was elected to his present office as Senior Vice President and Chief Financial Officer in 1978.

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

        Dr. Myers joined Bandag in 1982 as Vice President, Advanced Research and was appointed to his present position as Vice President, Research and Development in 1985.

        All of the above-named executive officers are elected annually by the Board of Directors, or are appointed by the Chairman of the Board and serve at the pleasure of the Board of Directors or the Chairman of the Board, as the case may be.

   ITEM 2.  PROPERTIES

        The general offices of the Corporation are located in a 56,000 square foot leased office building in Muscatine, Iowa.

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

        Retreading equipment is manufactured at company-owned plants located in Muscatine, Iowa and Campinas, S.P., Brazil, of approximately 60,000 square feet and 10,000 square feet, respectively. In addition, the Corporation owns a research and development center in Muscatine of approximately 58,400 square feet and a 26,000 square foot facility used primarily for training franchisees and franchisee personnel. Similar training facilities are located in Brazil, South Africa and Western Europe. The Corporation also owns a 26,000 square foot office and warehouse facility in Muscatine.

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

        At December 31, 1994, the net carrying amount of property, plant, and equipment pledged as collateral on other liabilities was approximately $14,023,000.

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

        None

                                     PART II


   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information concerning cash dividends declared and market prices of the Company's Common Stock and Class A Common Stock for the last three fiscal years is as follows:

                                            %                 %                %
                                  1994    Change    1993   Change    1992   Change
    Cash Dividends Per Share-
     Declared(A)
      First Quarter             $ 0.1750          $ 0.1625        $ 0.1500
      Second Quarter              0.1750            0.1625          0.1500
      Third Quarter               0.1750            0.1625          0.1500
      Fourth Quarter              0.2000            0.1750          0.1625
                                --------   ----   --------  ----  --------   ----
      Total Year                $ 0.7250   9.4    $ 0.6625   8.2  $ 0.6125   8.9
                                --------   ----   --------  ----  --------   ----
    Stock Price Comparison(B)
       Common Stock
      First Quarter             $50.75 - 63.50    $51.50 - 60.25  $58.75 - 67.25
      Second Quarter             49.13 - 55.13     44.75 - 57.88   62.00 - 70.00
      Third Quarter              51.00 - 57.00     45.50 - 57.00   56.00 - 73.25
      Fourth Quarter             52.00 - 61.88     52.88 - 56.63   56.50 - 63.75
      Year-End Closing Price             60.50             55.38           58.13
       Class A Common Stock
      First Quarter             $48.25 - 59.50    $52.25 - 58.00  $  -   -     -
      Second Quarter             44.50 - 52.50     44.25 - 55.00   62.38 - 65.63
      Third Quarter              46.00 - 50.25     44.63 - 54.00   55.75 - 71.00
      Fourth Quarter             46.25 - 54.63     49.75 - 54.13   55.00 - 61.50
      Year-End Closing Price             53.50             51.75           56.25

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

       The approximate number of record holders of the Corporation's Common Stock as of March 24, 1995, was 2,274, the number of holders of Class A Common Stock was 1,846 and the number of holders of Class B Common Stock was 334. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

   ITEM 6.        SELECTED FINANCIAL DATA

       The following table sets forth certain Consolidated Selected Financial Data for the periods and as of the dates indicated:


                                                        (In thousands, except per share data)
                                                 1994        1993       1992        1991         1990
    Net Sales                                  $650,567    $590,199   $591,374    $582,913     $586,223
    Earnings Before Cumulative Effect of
     Changes in Accounting Methods              $93,994     $78,734    $83,023     $79,599      $78,783
    Cumulative Effect of Changes in
     Accounting Methods, Net of Related
     Tax Effect                                    ---         ---       (220)        ---          ---
                                                -------     -------    -------     -------      -------
    Net Earnings                                $93,994     $78,734    $82,803     $79,599      $78,783
                                               --------     -------    -------     -------      -------
    Total Assets (A)                           $582,146    $550,731   $469,239    $442,157     $392,166
    Noncurrent Liabilities                       12,252      11,039      7,366       5,586        6,497

    Earnings Per Share Before Cumulative
     Effect of Changes in Accounting Methods
     (B)                                          $3.51       $2.88      $2.99       $2.86        $2.75
    Cumulative Effect of Changes in
     Accounting Methods, Net of Related
     Tax Effect                                    ---         ---       (0.01)         --          ---
                                                  -----      ------      ------      -----        -----
    Earnings Per Share (B)                        $3.51       $2.88      $2.98       $2.86        $2.75
                                                  -----      ------       -----      -----        -----
    Cash Dividends Per Share-Declared (B)       $0.7250     $0.6625    $0.6125     $0.5625      $0.5125

   (A) The effect of the change in accounting for certain investments in 1993 resulted in an additional component of stockholders' equity in the amount of $24,491,000 (net of $15,159,000 of deferred tax) for 1994 and $27,693,000 (net of
       $16,500,000 of deferred tax) for 1993 to reflect the unrealized holding gain on securities classified as available-for-sale.  Prior period financial data has not been restated.  See Note B to the consolidated financial statements.

   (B) Adjusted to give retroactive effect to the Company's June 10, 1992 stock dividend of Class A Common Stock.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   1994-1993

   Consolidated 1994 net sales increased 10% from 1993, of which six percentage points were due to unit volume increases and four percentage points were due to increases in selling prices in response to higher costs for the Company's major raw materials. The Company's seasonal sales pattern, which is tied to trucking industry activity, was similar to previous years. As is normally the case, the third and fourth quarters were the strongest in terms of both sales volume and earnings.

   The Company's consolidated 1994 net earnings increased 19% from 1993 due to the combined impact of higher unit volume and improved manufacturing efficiencies. The Company's consolidated gross profit margin improved by
   1.7 percentage points due to relatively flat manufacturing expenses but higher unit volume. This, while an improvement, still leaves the Company's consolidated gross margin below its 1992 level, which was itself below historic levels. The higher gross profit was partially offset by increased operating expenses related principally to increased spending for marketing programs. The Company's effective income tax rate of 37% was equal to the previous year's rate.

   The Company's earnings per share for 1994 of $3.51, were $.63 higher, a 22% increase from 1993. During the year, the Company acquired 1,043,000 shares of its outstanding Common Stock and Class A Common Stock for $53,580,000, at prevailing market prices. This, in combination with prior year purchases, resulted in fewer shares outstanding in 1994 which had a favorable impact of $.06 on earnings per share.

   Domestic sales in 1994 were 11% higher than a year ago due to increased unit volume (up 5%), increased selling prices and higher equipment sales. Average raw material costs for the year were approximately 4% higher than the previous year and selling prices were increased a proportional amount to maintain gross margin. Domestic 1994 earnings before income taxes increased 15% over the prior year due to higher sales volume and relatively flat manufacturing costs, the benefit of which was partially offset by an increase in spending for marketing programs.

   The Company's foreign operations comprised 36% and 17% of 1994's sales revenue and earnings before income taxes, respectively. This represents a one percentage-point decline as a percent of total revenues and a three percentage-point increase as a percent of total earnings before income taxes in comparison to the previous year.

   Unit volume in Western Europe increased 6% over 1993, while sales improved by 8%. Gross profit margin increased 2.7 percentage points in 1994 compared to 1993 due to higher production volume but relatively flat manufacturing costs. Selling price increases during 1994 were not as significant as in the Company's domestic markets because the strong Belgian franc offset most of Western Europe's raw material cost increases, which are based on world prices. Overall, earnings before income taxes improved by 250% over the previous year.

   Unit volume for the Company's other combined foreign operations improved by 11% in 1994 over 1993, with sales increasing by a lesser 9%. The sales increase was lower than the volume increase due to the unfavorable impact of the lower translated value of foreign-currency-denominated sales. The lower translated values more than offset selling price increases initiated during the year in response to higher raw material costs. Gross profit margins remained flat, but operating expenses, as a percent of sales, decreased by approximately one percentage point from the prior year. Earnings before income taxes increased by 23% from the previous year due to the unit volume and sales increases combined with flat operating expenses.

   1993-1992

   Consolidated net sales were approximately equal with 1992, whereas unit volume increased by 4%. Selling prices were generally stable, except in some European markets, but the U.S. dollar strengthened during 1993 and this had an unfavorable impact on the translated value of the Company's foreign-currency-denominated sales. The Company's seasonal sales pattern was comparable to previous years.

   Consolidated net earnings decreased by 5% compared to 1992. The Company's consolidated gross profit margin declined by 2.4 percentage points, but this was partially offset by a 1.5 percentage-point decline in total operating expenses as a percent of sales because of generally lower spending in many categories. The Company's decrease in gross margin was primarily due to higher depreciation expense, attributable to higher capital spending in recent years, and higher overall manufacturing costs in line with generally higher cost levels.

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

   Because of stable selling prices, domestic unit volume and sales showed 5% and 4% improvements, respectively, over the previous year. Although total domestic revenues increased by 4%, domestic earnings before income taxes were relatively unchanged from the previous year, with higher product costs only partially offset by decreased operating expenses.

   The Company's foreign operations for 1993 comprised 37% and 14% of the consolidated revenues and earnings before income taxes, respectively. This represented a two percentage-point decline as a percent of total revenues and a three percentage-point decline as a percent of total earnings before income taxes compared to the previous year.

   The Company's Western European operations, while experiencing a relatively small 1% decrease in unit volume, showed a 13% decrease in sales revenue. The relative lower increase in revenues was due to the unfavorable impact of currency rates and lower selling prices in some European markets, with the currency rates having the greater impact. Earnings before income taxes were adversely impacted in 1993, decreasing by 60% from the previous year. The earnings decrease was due to the lower translation rate, combined with a five percentage point drop in gross profit margin. The lower gross profit margin was due to higher raw material and manufacturing costs, which the Company absorbed because of strong competitive pressures, and non-recurring inventory valuation adjustments.

   Unit volume for the Company's other combined foreign operations improved 7% over the previous year, but sales did not increase proportionately. This again was due to the stronger U.S. dollar and the resulting unfavorable impact when translating foreign-currency-denominated sales at lower rates and, to a lesser extent, due to the discontinuance of sales in certain of the Company's markets. Earnings before income taxes for the combined other foreign operations decreased 12% from last year primarily due to lower gross margins in Brazil and Canada. Brazil's lower margin was primarily due to a refinement in the methodology used to determine certain manufacturing costs. Canada's lower gross margin was the result of a higher than usual amount of finished goods imported from the U.S. in 1993 and the plant being shut down for an extended period in December 1993 in order to relocate its finished goods inventory to a distribution center closer to major markets in Southeastern Canada.

   1992-1991

   Consolidated net sales increased 1% from 1991, which was four percentage points less than the unit volume increase due mainly to the impact of discontinuing the sale of custom compounding services to outside customers. Partially offsetting this decrease was the favorable impact of the higher translated value of foreign- currency-denominated sales.

   Consolidated net earnings increased 4% from 1991. The Company's selling price increases were not sufficient to offset the increases in raw material and plant costs during the year, which resulted in a slight drop in gross profit margin. This was offset by a decrease in operating expenses and higher interest income. The decrease in operating expenses resulted primarily from reduced spending for R&D and marketing programs, especially in the United States. R&D spending was lower in 1992 than the previous year because the previous year included heavy spending on the development of the Eclipse System, which was completed in 1992.

   The Company's effective income tax rate decreased from 38% in 1991 to 36.5% in 1992, having a positive impact on net income. Earnings per share before the cumulative effect of changes in accounting methods increased $.13, a 5% increase from 1991. During the year, the Company acquired 451,300 shares of its outstanding Common Stock and Class A Common Stock. These purchases took place during the latter half of the year and therefore did not significantly affect the average shares outstanding.

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

   Net earnings from operations in Western Europe declined by 70% from 1991, even though net sales were 7% higher on a 4% increase in unit volume. The percentage differential between the net sales and volume increases was due primarily to favorable foreign translation rates in U.S. dollars. Net earnings for the year were adversely impacted by a substantial increase in operating expenses and unusually high foreign exchange losses due to devaluations of several European countries' currencies in which sales are denominated. The Company has undertaken a concerted effort to increase market share in Western Europe, and spending related to this effort is primarily responsible for the substantial increase in operating expenses.

   Net sales for the other combined foreign operations increased 10% over last year, with the operations in Mexico and Brazil accounting for the majority of the increase. Net earnings were 14% higher than last year primarily due to improved gross margins in Brazil and slightly lower operating expenses, as a percentage of net sales.

   Impact of Inflation and Changing Prices

   During 1994, the Company was again able to adjust its effective selling prices in response to higher raw material costs, after having elected not to increase selling prices for more than a year due to competitive conditions in the new tire industry. Before this, it had been the Company's long-standing practice to adjust its effective selling prices on a routine basis to recover increased production costs and maintain its gross profit margin.

   Replacement of fixed assets requires a greater investment than the original asset cost due to the impact of the general price level increases over the useful lives of plant and equipment. This increased capital investment would result in higher depreciation charges affecting both inventories and cost of products sold.

   However, the replacement cost depreciation for new assets, calculated on a straight-line basis, is not significantly greater than historical depreciation using accelerated methods which result in higher depreciation charges in the early years of an asset's life.

   Capital Resources and Liquidity

   Current assets exceeded current liabilities by $231,579,000 at the end of 1994. Cash and cash equivalents, which are included therein, totaled $46,519,000 at year-end after decreasing $11,485,000 during the year. The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments. These investments increased $11,821,000 from the prior year, which was proportional to the decrease in cash and cash equivalents.

   No major changes in working capital requirements are foreseen, except those normally faced in the growth of the business. The Company funds its capital expenditures from the cash flow it generates from operations. During 1994 the Company spent $40,799,000 for this purpose.

   As of December 31, 1994, the Company had available uncommitted lines of credit totaling $83,000,000 in the United States for working capital purposes. Also, the Company's foreign subsidiaries have approximately $49,000,000 in credit and overdraft facilities available to them. From time to time during 1994 the Company's Western European operation borrowed funds to supplement its operational cash flow needs or to settle intercompany transactions. The Company's long-term liabilities totaled $12,252,000 at year end, which are approximately 3% of long-term liabilities and stockholders' equity combined. The Company has no plans at this time to undertake additional liabilities of any material amount.

   During the year, the Company acquired a total of 1,043,000 shares of its outstanding Common Stock and Class A Common Stock for $53,580,000 at prevailing market prices and paid cash dividends amounting to $19,310,000. The Company generally funds its dividends and stock repurchases from the cash flow generated from its operations. The Company has historically utilized excess funds to purchase its own shares, believing the acquisition of the Company's stock to be a good investment.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               Index to Consolidated Financial Statements

                                                              Page

    Report of Independent Auditors                               23

    Consolidated Balance Sheets as of December 31, 1994,
    1993 and 1992                                           24 - 25

    Consolidated Statements of Earnings for the Years
    Ended December 31, 1994, 1993 and 1992                       26

    Consolidated Statements of Changes in Stockholders'
    Equity for the Years Ended December 31, 1994, 1993
    and 1992                                                     27

    Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1994, 1993 and 1992                       28

    Notes to Consolidated Financial Statements
                                                            29 - 41

   Report of Independent Auditors


   Stockholders and Board of Directors
   Bandag, Incorporated

   We have audited the accompanying consolidated balance sheets of Bandag, Incorporated and subsidiaries as of December 31, 1994, 1993 and 1992, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated and subsidiaries at December 31, 1994, 1993 and 1992, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

   As discussed in Note B to the consolidated financial statements, as of December 31, 1993, the Company changed its method of accounting for certain investments in debt and equity securities.

   /s/ Ernst & Young LLP

   Chicago, Illinois
   February 2, 1995

   Consolidated Balance Sheets                                                       (In thousands)
                                                                                      December 31
   Assets                                                                        1994       1993        1992
   Current Assets
     Cash and cash equivalents                                               $ 46,519    $58,004     $33,817
     Investments - Note B                                                      36,864     25,043       2,950
     Accounts receivable, less allowance
     (1994 - $11,883; 1993 - $11,217; 1992 - $10,415)                         178,057    161,506     166,225
     Inventories:
       Finished products                                                       37,022     34,947      43,453
       Material and work in process                                            14,132      8,186      10,018
                                                                             --------     ------      ------
                                                                               51,154     43,133      53,471

     Deferred income tax assets                                                21,230     20,210      21,061
     Prepaid expenses and other current assets                                 11,055      8,245       7,069
                                                                             --------    -------     -------
         Total Current Assets                                                 344,879    316,141     284,593

   Property, Plant, and Equipment, on the basis of cost:
     Land                                                                       3,587      3,332       3,421
     Buildings and improvements                                                79,981     73,016      68,697
     Machinery and equipment                                                  267,986    233,143     191,727
     Construction and equipment installation in progress                        8,177     10,651      28,072
                                                                              -------    -------     -------
                                                                              359,731    320,142     291,917
     Less allowances for depreciation and amortization                       (207,973)  (173,521)   (149,622)
                                                                              -------    -------     -------
                                                                              151,758    146,621     142,295

   Marketable Equity Securities - Note B                                       64,066     69,496      25,303
   Other Assets                                                                21,443     18,473      17,048
                                                                             --------   --------    --------
         Total Assets                                                        $582,146   $550,731    $469,239
                                                                             --------   --------    --------

   Liabilities and Stockholders' Equity
   Current Liabilities
     Accounts payable                                                        $ 20,014    $15,757     $15,702
     Accrued employee compensation and benefits                                17,695     15,391      16,846
     Accrued marketing expenses                                                28,609     26,163      30,456
     Other accrued expenses                                                    23,433     16,833      20,187
     Dividends payable                                                          5,270      4,752       4,435
     Income taxes payable                                                       9,999     11,429      10,248
     Short-term notes payable and other liabilities                             8,280     12,217      17,759
                                                                              -------    -------     -------
       Total Current Liabilities                                              113,300    102,542     115,633

   Other Liabilities                                                           12,252     11,039       7,366
   Deferred Income Tax Liabilities                                             22,545     24,058      11,630

   Stockholders' Equity - Note E
     Common Stock; $1.00 par value; authorized - 21,500,000 shares;
       issued and outstanding - 10,788,985 shares in 1994; 11,215,008
       shares in 1993; 11,233,382 shares in 1992                               10,789     11,215      11,233
     Class A Common Stock; $1.00 par value; authorized - 50,000,000 shares;
       issued and outstanding - 12,976,211 shares in 1994; 13,576,971
       shares in 1993; 13,646,971 shares in 1992                               12,976     13,577      13,647
     Class B Common Stock; $1.00 par value; authorized - 8,500,000 shares;
       issued and outstanding - 2,357,976 shares in 1994; 2,360,513 shares
       in 1993; 2,411,189 shares in 1992                                        2,358      2,361       2,411
     Additional paid-in capital                                                 3,192      2,859       2,631
     Retained earnings                                                        384,607    362,040     307,939
     Unrealized gain on securities available-for-sale,
       net of related tax effect (1994-$15,159; 1993-$16,500)                  24,491     27,693         -
     Equity adjustment from foreign currency translation                       (4,364)    (6,653)     (3,251)
                                                                             --------   --------    --------
       Total Stockholders' Equity                                             434,049    413,092     334,610
                                                                             --------   --------    --------
         Total Liabilities and Stockholders' Equity                          $582,146   $550,731    $469,239
                                                                             --------   --------    --------

   See notes to consolidated financial statements.

   Consolidated Statements of Earnings
                                                                      (In thousands, except per share data)
                                                                              Year Ended December 31
                                                                         1994           1993           1992
   Income:
     Net sales                                                        $650,567       $590,199       $591,374
     Other income                                                       15,125         10,860         11,014
                                                                      --------       --------        -------
                                                                       665,692        601,059        602,388
   Costs and expenses:
     Cost of products sold                                             377,385        352,095        338,610
     Engineering, selling, administrative and other expenses           136,346        121,823        130,834
     Interest                                                            2,126          2,166          2,198
                                                                      --------        -------        -------
                                                                       515,857        476,084        471,642
                                                                      --------        -------        -------
         Earnings Before Income Taxes                                  149,835        124,975        130,746
     Income Taxes - Note D                                              55,841         46,241         47,723
                                                                      --------       --------       --------
     Earnings before cumulative effect of
       changes in accounting methods                                    93,994         78,734         83,023
     Cumulative effect of changes in accounting methods,
       net of related tax effect - Notes D and G                           -              -             (220)
                                                                      --------       --------       --------
         Net Earnings                                                 $ 93,994        $78,734        $82,803
                                                                      --------       --------       --------
     Earnings per share before cumulative effect of
       changes in accounting methods                                     $3.51          $2.88          $2.99
     Cumulative effect of changes in accounting methods,
       net of related tax effect - Notes D and G                           -              -            (0.01)
                                                                         -----          -----          -----
         Net earnings per share - Note E                                 $3.51          $2.88          $2.98
                                                                         -----          -----          -----

   See notes to consolidated financial statements.

   Consolidated Statements of Changes in Stockholders' Equity

    (In thousands, except share            Common Stock Issued and       Class A Common Stock Issued     Class B Common Stock
     data)                                       Outstanding                   and Outstanding          Issued and Outstanding
                                            Shares          Amount          Shares         Amount         Shares       Amount
    Balance at January 1, 1992            11,154,664        $11,155                                    2,714,007       $2,714
     Net earnings for the year
     Cash Dividends - $.6125 per share
     Class A Common Stock Dividend -
         Note E                                                           13,868,671      $ 13,869
     Conversion of Class B Common
         Stock to Common Stock - Note E      302,818            303                                     (302,818)        (303)
     Common Stock issued under
         Restricted Stock Grant Plan -
         Note E                                5,500              5
     Purchases of Common Stock and
         Class A Common Stock               (229,600)          (230)        (221,700)         (222)
     Adjustment from foreign currency
         translation
                                          ----------        -------      -----------      --------    ----------      -------
    Balance at December 31, 1992          11,233,382         11,233       13,646,971        13,647     2,411,189        2,411
     Net earnings for the year
     Cash Dividends - $.6625 per share
     Conversion of Class B Common
         Stock to Common Stock - Note E       50,676             51                                      (50,676)         (50)
     Common Stock issued under
         Restricted Stock Grant Plan -
         Note E                                5,150              5
     Purchases of Common Stock and
         Class A Common Stock                (74,200)           (74)         (70,000)          (70)
     Unrealized gain on securities
         available-for-sale, net of
         deferred income taxes of
         $16,500
     Adjustment from foreign currency
         translation
                                          ----------        -------      -----------       -------    ----------      -------
    Balance at December 31, 1993          11,215,008         11,215       13,576,971        13,577     2,360,513        2,361
     Net earnings for the year
     Cash Dividends - $.7250 per share
     Conversion of Class B Common
         Stock to Common Stock - Note E        2,537              2                                       (2,537)          (3)
     Common Stock and Class A Common
         Stock issued under Restricted
         Stock Grant Plan - Note E             4,030              4            4,030             4
     Common Stock and Class A Common
         Stock issued as stock award -
         Note E                                2,810              3            2,810             3
     Purchases of Common Stock and
         Class A Common Stock               (435,400)          (435)        (607,600)         (608)
     Unrealized loss on securities
         available-for-sale, net of
         deferred income taxes of
         $1,341
     Adjustment from foreign currency
         translation
                                          ----------       --------      -----------      --------    ----------     --------
    Balance at December 31, 1994          10,788,985        $10,789       12,976,211       $12,976     2,357,976       $2,358

    (In thousands, except share                                                  Unrealized Gain     Equity Adjustment
     data)                                                                          (Loss) on          from Foreign
                                        Additional Paid-In                          Securities           Currency
                                              Capital         Retained Earnings  Available-for-Sale     Translation
    Balance at January 1, 1992                    $2,535           $281,479                             $    (831)
     Net earnings for the year                                       82,803
     Cash Dividends - $.6125 per share                              (16,917)
     Class A Common Stock Dividend -
         Note E                                                     (13,869)
     Conversion of Class B Common
         Stock to Common Stock - Note E
     Common Stock issued under
         Restricted Stock Grant Plan -
         Note E                                      328
     Purchases of Common Stock and
         Class A Common Stock                       (232)           (25,557)
     Adjustment from foreign currency
         translation                                                                                       (2,420)
                                                --------          ---------           ----------         --------
    Balance at December 31, 1992                   2,631            307,939                                (3,251)
     Net earnings for the year                                       78,734
     Cash Dividends - $.6625 per share                              (18,033)
     Conversion of Class B Common
         Stock to Common Stock - Note E
     Common Stock issued under
         Restricted Stock Grant Plan -
         Note E                                      281
     Purchases of Common Stock and
         Class A Common Stock                        (53)            (6,600)
     Unrealized gain on securities
         available-for-sale, net of
         deferred income taxes of
         $16,500                                                                        $27,693
     Adjustment from foreign currency
         translation                                                                                       (3,402)
                                                --------          ---------           ---------          --------
    Balance at December 31, 1993                   2,859            362,040              27,693            (6,653)
     Net earnings for the year                                       93,994
     Cash Dividends - $.7250 per share                              (19,310)
     Conversion of Class B Common
         Stock to Common Stock - Note E
     Common Stock and Class A Common
         Stock issued under Restricted
         Stock Grant Plan - Note E                   440
     Common Stock and Class A Common
         Stock issued as stock award -
         Note E                                      313
     Purchases of Common Stock and
         Class A Common Stock                       (420)           (52,117)
     Unrealized loss on securities
         available-for-sale, net of
         deferred income taxes of
         $1,341                                                                          (3,202)
     Adjustment from foreign currency
         translation                                                                                        2,289
                                                --------          ---------           ---------          --------
    Balance at December 31, 1994                  $3,192           $384,607             $24,491           $(4,364)

   See notes to consolidated financial statements

   Consolidated Statements of Cash Flows
                                                                                                    (In thousands)
                                                                                                Year Ended December 31
                                                                                                1994       1993       1992
   Operating activities
     Net earnings                                                                            $93,994    $78,734    $82,803
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provisions for depreciation and amortization                                           35,328     33,322     27,550
       Change in deferred income taxes                                                        (2,590)    (3,129)    (2,342)
       Cumulative effect of change in accounting methods                                        -           -          220
       Change in operating assets and liabilities:
         Accounts receivable                                                                 (14,211)       567      5,470
         Inventories                                                                          (6,872)     8,573     (2,820)
         Prepaid expenses and other current assets                                            (2,019)    (1,686)    (1,624)
         Accounts payable and other accrued expenses                                          13,219     (6,019)    (8,648)
         Income taxes payable                                                                 (1,357)     1,472     (7,058)
         Other assets                                                                          1,131     (1,978)    (8,529)
                                                                                             -------    -------    -------
       Net cash provided by operating activities                                             116,623    109,856     85,022

   Investing activities
     Additions to property, plant and equipment                                              (40,799)   (40,472)   (60,591)
     Net disposition of property, plant and equipment                                          1,151      3,207      1,846
     Purchases of investments                                                                (61,775)   (37,868)    (2,950)
     Maturities of investments                                                                49,954     15,775        -
     Sale of marketable equity securities                                                      2,447       -           -
                                                                                             -------    -------    -------
       Net cash used in investing activities                                                 (49,022)   (59,358)   (61,695)

   Financing activities
     Proceeds from short-term notes payable                                                   80,425     75,094    100,023
     Principal payments on short-term notes payable and other liabilities                    (86,442)   (75,623)   (83,218)
     Cash dividends                                                                          (19,310)   (18,033)   (16,917)
     Purchases of Common Stock and Class A Common Stock                                      (53,580)    (6,797)   (26,241)
                                                                                             -------    -------    -------
       Net cash used in financing activities                                                 (78,907)   (25,359)   (26,353)

   Effect of exchange rate changes on cash and cash equivalents                                 (179)      (952)      (340)
                                                                                             -------    -------    -------
       Increase (decrease) in cash and cash equivalents                                      (11,485)    24,187     (3,366)
   Cash and cash equivalents at beginning of year                                             58,004     33,817     37,183
                                                                                             -------    -------    -------
       Cash and cash equivalents at end of year                                             $ 46,519    $58,004    $33,817
                                                                                             -------    -------    -------

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

   Inventories:
   Inventories are valued at the lower of cost, determined by the last in, first out (LIFO) method, or market. The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $19,143,000, $20,189,000 and $18,145,000 at December 31,
   1994, 1993, and 1992, respectively.

   Property, Plant and Equipment:
   Provisions for depreciation and amortization of plant and equipment are principally computed using declining-balance methods, based upon the estimated useful lives of the various classes of depreciable assets.

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

   Revenue Recognition:
   Sales and associated costs are recognized when products are shipped to dealers.

   B.  INVESTMENTS

   The Company elected to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of December 31, 1993. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect of adopting the Statement increased stockholders' equity at December 31, 1993, by $27,693,000 (net of related deferred income taxes of $16,500,000) to reflect the net unrealized holding gain on marketable equity securities classified as available-for-sale.

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

   Marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Dividends on securities classified as available-for-sale are included in investment income.

   The following is a summary of securities held-to-maturity and available-for-sale:

                                                 Gross     Gross     Esti-
                                                Unreal-   Unreal-    mated
                                                 ized      ized       Fair
                                     Cost        Gains    Losses     Value

    December 31, 1994                           (In thousands)

    Securities Held-to-Maturity

    Obligations of states and
      political subdivisions       $44,779   $    23      $ (66)     $44,736

    Short-term corporate debt        8,450         -          -        8,450

    Investment in Eurodollar
      time deposits                 22,450         -          -       22,450
                                   -------    ------      -----      -------
                                   $75,679   $    23      $ (66)     $75,636
                                    ======    ======       ====      =======

    Securities Available-for-
      Sale

    Marketable equity
      securities                   $24,416   $39,650          -      $64,066
                                    ======   =======      =====      =======


                                                 Gross     Gross     Esti-
                                                Unreal-   Unreal-    mated
                                                 ized      ized       Fair
                                     Cost        Gains    Losses     Value

    December 31, 1993                           (In thousands)

    Securities Held-to-Maturity

    Obligations of states and
      political subdivisions       $27,343    $   28      $ (14)     $27,357

    Short-term corporate debt       16,500         -          -       16,500

    Investment in Eurodollar
      time deposits                 33,050         -          -       33,050
                                    ------    ------     ------       ------
                                   $76,893   $    28      $ (14)     $76,907
                                    ======     =====      =====       ======

    Securities Available-for-
      Sale

    Marketable equity
      securities                   $25,303   $44,193          -      $69,496
                                   =======    ======     ======      =======

   At December 31, 1994 and 1993, securities held-to-maturity are due in one year or less and include $38,815,000 and $51,850,000, respectively, reported as cash equivalents.

   Prior to the adoption of Statement 115, investments other than marketable equity securities were carried at cost and included short-term investments with maturities greater than three months when purchased. The carrying amount of such investments approximated its fair value. Marketable equity securities, prior to the adoption of Statement 115, were carried at the lower of cost or market value. At December 31, 1992, the market value of the investment in marketable equity securities based on quoted market prices was $58,327,000, which exceeded cost by $33,024,000.

   C.  SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

   The carrying amount reported in the consolidated balance sheet of the Company's short-term notes payable approximates its fair value.

   Total available funds under unused lines of credit at December 31, 1994 amounted to $132 million.

   The weighted average interest rate on short-term borrowings outstanding as of December 31, 1994, 1993, and 1992, was 7.3%, 8.3%, and 8.1%,
   respectively.

   Interest paid on short-term notes payable and other obligations amounted to $1,747,000, $1,529,000, and $1,598,000 in 1994, 1993, and 1992,
   respectively.

   D.  INCOME TAXES

   Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and changed its method of accounting for income taxes. The cumulative effect of adopting Statement 109 as of January 1, 1992, was to increase net earnings by $2,215,000 or $.08 per share. Other than the cumulative effect of adoption, Statement 109 did not have a material effect on operating results for 1992.

   Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Significant components of the Company's deferred tax assets (liabilities) reflecting the net tax effects or temporary differences are summarized as follows:

                                               (In thousands)
                                                December 31
                                       1994         1993         1992

    Obligation to provide
      postretirement benefits        $ 2,093     $ 1,728      $ 2,242
    Marketing programs                10,152       8,515        9,994
    Accounts receivable valuation
      allowances                       3,005       2,690        2,445
    Unremitted earnings of foreign
      subsidiaries                    (3,119)     (3,886)      (4,760)
    Excess pension funding            (2,890)     (2,761)      (2,512)
    Purchased tax benefits            (1,975)     (2,358)      (2,622)
    Unrealized holding gain on
      marketable equity securities   (15,159)    (16,500)           -
    Other, net                         6,578       8,724        4,644
                                     -------    --------      -------
    Net deferred tax assets
      (liabilities)                  ($1,315)    ($3,848)     $ 9,431
                                     =======     =======      =======


   The components of earnings before income taxes are summarized as follows:

                                             (In thousands)
                                         Year Ended December 31
                                     1994       1993        1992

    Domestic                       $123,715   $107,450    $107,094

    Foreign                          26,120     17,525      23,652
                                    -------    -------     -------
                                   $149,835   $124,975    $130,746
                                    =======    =======     =======


   Significant components of the provision for income tax expense (credit) are summarized as follows:

                                             (In thousands)
                                         Year Ended December 31
                                      1994       1993        1992
    Current:

      Federal                       $42,965    $35,200     $32,048
      State                           4,712      3,665       3,939
      Foreign                        10,118      6,996      12,601

    Deferred:

      Federal                        (3,842)     1,280       1,040
      State                            (163)       161          21
      Foreign                         2,434       (736)        843

    Equivalent credit relating to
      purchased income tax
      benefits                         (383)      (325)     (2,769)
                                     ------     ------      ------
                                    $55,841    $46,241     $47,723
                                     ======     ======     =======

   No item, other than state income taxes in 1994, 1993, and 1992, affects the Company's effective income tax rate by an amount which exceeds 5% of the income tax expense computed at the statutory rate.

   Undistributed earnings of subsidiaries on which deferred income taxes have not been provided are not significant.

   Income taxes paid amounted to $61,706,000, $42,840,000, and $56,319,000 in
   1994, 1993, and 1992, respectively.

   E.  STOCKHOLDERS' EQUITY

   On May 6, 1992, the Company's stockholders adopted an amendment to the Company's articles of incorporation establishing a new class of common stock, Class A Common Stock, and the Board of Directors authorized a stock dividend whereby one share of Class A Common Stock was distributed for each share of Common Stock and Class B Common Stock outstanding at the close of business on May 27, 1992.

   Class A Common Stock and Class B Common Stock have the same rights regarding dividends and distributions upon liquidation as Common Stock. However, Class A Common Stockholders are not entitled to vote, Class B Common Stockholders are entitled to ten votes for each share held and Common Stockholders are entitled to one vote for each share held.
   Transfer of shares of Class B Common Stock is substantially restricted and must be converted to Common Stock prior to sale. In certain instances, outstanding shares of Class B Common Stock will be converted automatically to shares of Common Stock. Unless extended for an additional period of five years by the Board of Directors, all then-outstanding shares of Class B Common Stock will be converted to shares of Common Stock on January 16, 2002.

   Under the terms of the Bandag, Incorporated Restricted Stock Grant Plan, the Company is authorized to grant up to an aggregate of 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock to certain key employees. The shares granted under the plan will entitle the grantee to all dividends and voting rights; however, such shares will not vest until seven years after the date of grant. If a grantee's employment is terminated prior to the end of the seven-year period for any reason other than death, disability or termination of employment after age 60, the shares will be forfeited and made available for future grants. A grantee who has attained age 60 and whose employment is then terminated prior to the end of the seven-year vesting period does not forfeit the nonvested shares. During the years ended December 31, 1994, 1993, and 1992, 4,030 shares, 5,150 shares and 5,500 shares of Common Stock, respectively, were granted under the Plan. During the year ended December 31, 1994, 4,030 shares of Class A Common Stock were also granted under the Plan. The resulting charge to earnings amounted to $779,000, $495,000, and $532,000 in 1994, 1993, and 1992, respectively. At December 31, 1994, 50,295 shares of Common Stock and 64,945 shares of Class A Common Stock are available for grant under the Plan.

   Under the terms of the Bandag, Incorporated Nonqualified Stock Option Plan, the Company is authorized to grant options to purchase up to 500,000 shares of Common Stock and 500,000 shares of Class A Common Stock to certain key employees. The option price is equal to the market value of the shares on the date of grant. At December 31, 1994, options to purchase 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock are outstanding and exercisable at $23.458 per share for Common Stock options and $22.792 per share for Class A Common Stock options. Options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock expire on November 13, 1997, and each of the four anniversaries thereafter. At December 31, 1994, no options granted under this Plan have been exercised and options to purchase 400,000 shares of Common Stock and 400,000 shares of Class A Common Stock are available for grant. No options may be granted after November 13, 1997.

   In November 1994, the Board of Directors authorized a stock award to substantially all U.S. and Canadian employees, to promote employee commitment and ownership in the Company. As of December 31, 1994, 2,810 shares each of Common Stock and Class A Common Stock have been awarded and are being held in trust for the employees. The resulting charge to earnings amounted to $319,000.

   Earnings per share amounts are based upon the weighted average number of shares of Common Stock, Class A Common Stock, Class B Common Stock, and common stock equivalents (dilutive stock options) outstanding during each year. These amounts and the related earnings and cash dividend per share information have been adjusted to reflect the 1992 stock dividend on a retroactive basis.

   F.  EMPLOYEE PENSION PLANS

   The Company sponsors defined-benefit pension plans covering substantially all of its full-time employees in North America and certain employees in the Company's European operations. Benefits are based on years of service and, for salaried employees, the employee's average annual compensation for the last five years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes. Contributions are intended to provide for benefits attributed to service to date and those expected to be earned in the future.

   Aggregate accumulated benefit obligations and projected benefit obligations, as estimated by consulting actuaries, and plan net assets and funded status are as follows:

                                                (In thousands)
                                                  December 31
                                              1994     1993      1992

    Actuarial present value of
      accumulated benefit obligations:
    Vested                                 $30,535  $29,463   $25,211
    Nonvested                                2,310    2,932     3,017
                                            ------  -------   -------
                                           $32,845  $32,395   $28,228
                                            ======   ======    ======

    Plan net assets at fair value          $63,594  $60,723   $57,180
    Projected benefit obligations           46,367   50,947    42,711
                                            ------   ------   -------
    Plan net assets in excess of
      projected benefit obligations         17,227    9,776    14,469
    Unrecognized prior service cost          1,214    1,653     1,764
    Unamortized actuarial net loss
      (gain)                               (5,728)      481   (4,011)
    Unamortized net transition gain        (7,080)  (7,939)   (8,614)
                                           -------  -------   -------
    Prepaid pension cost included in
      the consolidated balance sheet       $ 5,633  $ 3,971   $ 3,608
                                            ======   ======    ======

   Assumptions used in the determination of the actuarial present value of the projected benefit obligation and net pension cost are as follows:

                                                     December 31

                                                 1994   1993    1992

    Weighted average discount rate               7.50%  6.50%   6.50%

    Rate of increase in future compensation     5.00%   5.25%   5.25%

    Expected long-term rate of return on
      assets                                    8.00%   8.00%   8.00%


   Assets of the plans are principally invested in guaranteed interest contracts and common stock.

   The pension expense is composed of the following:

                                                (In thousands)
                                            Year Ended December 31
                                             1994    1993     1992

    Service cost for benefits earned
      during the year                      $3,183  $2,957   $2,302

    Interest cost on projected benefit
      obligations                           3,343   3,079    2,556

    Investment return on plan assets       (1,454) (3,958)  (4,500)

    Net amortization and deferral          (4,161) (1,269)   1,060
                                            -----   -----    -----
                                           $  911  $  809   $1,418
                                            =====  ======    =====

   The Company also sponsors defined-contribution plans, covering substantially all salaried employees in the United States. Annual contributions are made in such amounts as determined by the Company's Board of Directors. Although employees may contribute up to 12% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company recorded expenses for contributions in the amount of $2,892,000, $2,921,000, and $2,685,000 in 1994, 1993, and 1992, respectively.

   Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company's contributions to the foreign plans were not significant in 1994, 1993, and 1992.

   G.  OTHER POSTRETIREMENT EMPLOYEE BENEFITS

   The Company provides certain medical benefits under its self-insured health benefit plan to certain individuals who retired from employment before January 1, 1993. The program is contributory, with retiree contributions adjusted periodically. The program also contains co-insurance provisions, which result in shared costs between the Company and the retiree. The Company's postretirement medical obligations are unfunded.

   Substantially all United States employees with the Company on and after January 1, 1993 are covered by the Bandag Security Program, which provides fully vested benefits after 5 years of service. Benefits under this program are available upon retirement or separation for any other reason and may be used in connection with medical expense, insurance premiums or for any other purpose. The periodic cost and benefit obligation information for the Bandag Security Program is reflected in Note F.

   Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and, as permitted by the Statement, elected to immediately recognize the transition obligation.
   The cumulative effect of adopting Statement 106 was to decrease 1992 net earnings by approximately $2,435,000 or $.09 per share (net of the related tax effect of approximately $1,400,000 or $.05 per share).

   Other than the cumulative effect of adoption, Statement 106 did not have a material effect on the operating results for 1992.

   The following table sets forth amounts recognized in the Company's consolidated balance sheet:

                                             (In thousands)
                                               December 31
                                          1994     1993      1992

    Accumulated postretirement benefit
     obligation:
      Retirees                           $1,847   $1,998    $2,080
      Fully eligible active plan
       participants                          92      114       120

      Other active plan participants      1,801    1,958     2,470
                                         ------  -------   -------
    Accumulated postretirement benefit
      obligation                          3,740    4,070     4,670

    Unrecognized net gain (loss)          1,105      443      (559)
                                         ------   ------    ------

    Accrued postretirement benefit cost  $4,845   $4,513    $4,111
                                         ======   ======    ======

   Net periodic postretirement benefit
     cost includes the following components:

                                                  (In thousands)
                                                   December 31
                                               1994     1993     1992

    Service cost                               $167     $195     $185

    Interest cost on accumulated
      postretirement benefit obligation         261      293      267

    Net amortization and deferral                (2)       4        -
                                               -----   -----    -----
    Net periodic postretirement benefit
      cost                                     $426     $492     $452
                                               =====   =====    =====


   The weighted-average annual assumed rate of increase in the per capita cost of covered benefits is 12% for 1995 and is assumed to decrease gradually to 6% for 2001 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by $523,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $74,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1994, and 6.5% for 1993 and 1992.

   H.  DERIVATIVE FINANCIAL INSTRUMENTS

   The Company enters into agreements (derivative financial instruments) to manage the risks associated with certain aspects of its business. The Company does not actively trade such instruments nor enter into such agreements for speculative purposes. The Company principally utilizes foreign currency forward exchange contracts and foreign currency option contracts.

   At December 31, 1994, the Company had approximately $10,513,000 in foreign currency forward exchange contracts and foreign currency option contracts designated and effective as hedges which become due in various amounts and at various dates through April 30, 1995. Such contracts at December 31, 1994 were principally for the purpose of hedging commitments arising from intercompany export sales and forecasted material purchases. Unrealized gains and losses on the forward exchange contracts and currency option contracts are deferred and will be recognized in income in the same period as the hedged transaction. The difference between the contract amount and the fair value, in the aggregate, was insignificant at December 31, 1994.

   I.  BUSINESS INFORMATION BY GEOGRAPHIC AREA

   The information regarding operations in different geographic areas is presented on page 10 of this report, and is included herein by reference.

   J.  SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

   Unaudited quarterly results of operations for the years ended December 31, 1994 and 1993 are summarized as follows:

                               (In thousands, except per share data)
                                          Quarter Ended
                              Mar. 31    Jun. 30   Sep. 30   Dec. 31
    1994:
    Net sales                 $131,649  $158,045   $177,231  $183,642

    Gross profit                51,618    65,727     78,069    77,768

    Net earnings                15,431    21,645     29,352    27,566

    Net earnings per share       $0.57     $0.79      $1.11     $1.04

    1993:
    Net sales                 $126,592  $148,950   $154,300  $160,357

    Gross profit                49,727    60,212     64,307    63,858

    Net earnings                13,898    19,266     22,547    23,023

    Net earnings per share       $0.51     $0.70      $0.83     $0.84

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 (with respect to the directors of the registrant) is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1994. In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Corporation required by Item 10 has been included in Part I hereof.

   ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1994.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1994.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1994.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  (1)  Financial Statements

              The following consolidated financial statements are included in Part II, Item 8:

                                                                Page
              Consolidated Balance Sheets as of December 31,
              1994, 1993 and 1992                               24-25

              Consolidated Statements of Earnings for the
              Years Ended December 31, 1994, 1993 and 1992         26

              Consolidated Statements of Stockholders' Equity
              for the Years Ended December 31, 1994, 1993 and
              1992                                                 27

              Consolidated Statements of Cash Flows for the
              Years Ended December 31, 1994, 1993 and 1992         28

              Notes to Consolidated Financial Statements        29-41
         (2)  Financial Statement Schedule

                                                                Page

              Schedule II - Valuation and qualifying accounts
              and reserves.                                        44

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                             BANDAG, INCORPORATED AND SUBSIDIARIES

              COL. A                      COL. B                COL. C                       COL. D              COL. E
                                                                ADDITIONS
                                                            1             2
                                         Balance at     Charged to     Charged to                                Balance
                                         Beginning      Cost and       Other Accounts       Deductions -         at end
             DESCRIPTION                 of Period      Expenses       -Describe            Describe             of Period
   Year ended December 31, 1994:
      Allowance for doubtful accounts   $11,217,000     $1,683,000                         $1,017,000  (A)     $11,883,000

   Year ended December 31, 1993
      Allowance for doubtful accounts   $10,415,000     $2,816,000                         $2,014,000  (A)     $11,217,000

   Year ended December 31, 1992
      Allowance for doubtful accounts    $9,176,000     $3,207,000                         $1,968,000  (A)     $10,415,000


   (A) - Uncollectible accounts written off, net of recoveries and foreign exchange fluctuations.


   Item 14 (Cont.)

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

             10.2           U. S. Bandag System Franchise
                            Agreement Truck and Bus Tires
                            (Incorporated by reference to
                            Exhibit No. 10.2 to the
                            Corporation's Form 10-K for the
                            year ended December 31, 1992.)

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

             10.7           *Form of Participation Agreement
                            under the 1984 Bandag,
                            Incorporated Restricted Stock
                            Grant Plan.

             10.8           *Employment Agreement with Michel
                            Petiot effective January 1, 1994,
                            dated December 20, 1993
                            (Incorporated by reference to
                            Exhibit No. 10.8 to the
                            Corporation's Form 10-K for the
                            year ended December 31, 1993.)
              11            Computation of earnings per share.

              21            Subsidiaries of Registrant.

              27            Financial Data Schedule

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

                                 BANDAG, INCORPORATED

                                 By /s/  Martin G. Carver
                                    Martin G. Carver
                                    Chairman of the Board,
                                    Chief Executive Officer,
                                    President and Director
                                    (Principal Executive Officer)
   Date:   March 29, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/  Stephen A. Keller             /s/  Stanley E. G. Hillman
      Stephen A. Keller                  Stanley E. G. Hillman
      Director                           Director

      /s/  Edgar D. Jannotta             /s/  R. Stephen Newman
      Edgar D. Jannotta                  R. Stephen Newman
      Director                           Director

      /s/  James R. Everline             /s/  Martin G. Carver
      James R. Everline                  Martin G. Carver
      Director                           Chairman of the Board,
                                         Chief Executive Officer,
                                         President and Director
                                         (Principal Executive Officer)
      /s/  Thomas E. Dvorchak
      Thomas E. Dvorchak
      Senior Vice President and
      Chief Financial Officer
      (Chief Accounting Officer)

   Date:  March 29, 1995

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

          10.2                        U. S. Bandag System Franchise
                                      Agreement Truck and Bus Tires
                                      (Incorporated by reference to
                                      Exhibit No. 10.2 to the
                                      Corporation's Form 10-K for the
                                      year ended December 31, 1993.)

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

          10.7                        *Form of Participation Agreement
                                      under the 1984 Bandag,
                                      Incorporated Restricted Stock
                                      Grant Plan.

          10.8 *Employment Agreement with Michel Petiot effective January 1, 1994, dated December 20, 1993
                                      (Incorporated by reference to
                                      Exhibit No. 10.8 to the
                                      Corporation's Form 10-K for the
                                      year ended December 31, 1993.)

           11                         Computation of earnings per
                                      share.

           21                         Subsidiaries of Registrant.
           27                         Financial Data Schedule




   * Represents a management compensatory plan or arrangement.