Form 10-Q
period 1995-03-31
BANDAG INC
filed 1995-05-12
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1995

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

   Common Stock, $1 par value - 10,540,853 shares as of April 30, 1995. Class A Common Stock, $1 par value - 12,855,132 shares as of April 30, 1995. Class B Common Stock, $1 par value - 2,356,331 shares as of April 30, 1995.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

   Part I : FINANCIAL INFORMATION                                    Page No.

        Item 1 - Financial Statements (Unaudited)
                  Consolidated Condensed Statements of Earnings          3
                  Consolidated Condensed Statements of
                     Cash Flows                                          4
                  Consolidated Condensed Balance Sheets                  5
                  Note to Consolidated Condensed Financial
                     Statements                                          6

        Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7

   PART II : OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                       11

        Signatures                                                      12

   EXHIBITS :

        Exhibit 11 - Computation of Earnings Per Share                  13

        Exhibit 27 - Financial Data Schedule                            14

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item 1 - Financial Statements:

   Unaudited Consolidated Condensed Statements of Earnings

                                         (In thousands except per
                                               share data)
                                            Three Months Ended

                                           3/31/95        3/31/94

    Net sales                              $168,243       $131,649
    Other income                              3,555          4,481
                                            -------        -------
                                            171,798        136,130

    Cost of products sold                   103,109         80,031

    Engineering, selling,
    administrative and other
    expenses                                 36,926         31,151

    Interest expense                            496            454
                                            -------        -------
                                            140,531        111,636
                                            -------        -------
    Earnings before income taxes             31,267         24,494

    Income taxes                             11,688          9,063
                                            -------        -------
    Net Earnings                           $ 19,579       $ 15,431
                                           ========       ========

    Net earnings per share                $    0.75      $    0.57
    Cash dividends per share              $  0.2000      $  0.1750

    Depreciation included in expense      $   8,357      $   8,382

    Average shares outstanding               26,207         27,212

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Statements of Cash Flows

                                                 (In thousands)
                                               Three Months Ended

                                              3/31/95    3/31/94

    Operating Activities
      Net earnings                          $ 19,579   $ 15,431

      Depreciation and amortization            8,592      8,526

      Operating assets and liabilities-net    14,957     17,415
                                             -------     ------

        Net cash provided by operating
         activities                           43,128     41,372

    Investing Activities
      Additions to property, plant and
       equipment                              (6,371)    (7,960)

      Purchases of investments               (17,756)   (24,958)

      Maturities of investments               16,863     14,513
      Sale of marketable equity securities       ---      2,447
                                             -------     ------

        Net cash used in investing
         activities                           (7,264)   (15,958)

    Financing Activities

      Proceeds from short-term notes
       payable                                 2,195        ---

      Principal payments on short-term
       notes payable and other liabilities    (4,858)    (1,864)
      Cash dividends                          (5,221)    (4,746)

      Purchases of Common Stock               (6,443)    (7,973)
                                             -------     ------

        Net cash used in financing
         activities                          (14,327)   (14,583)

    Effect of exchange rate changes on cash
      and cash equivalents                       293        (68)
                                             -------     ------
      Increase in cash and cash equivalents   21,830     10,763

    Cash and cash equivalents at beginning
      of year                                 46,519     58,004
                                             -------     ------
        Cash and cash equivalents at end of
         period                             $ 68,349   $ 68,767
                                              ======     ======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Balance Sheets


                                               (In thousands)

                                           March 31,     December
                                              1995       31, 1994

    ASSETS:
    Cash and cash equivalents              $ 68,349     $ 46,519

    Investments                              37,757       36,864

    Accounts receivable - net               172,206      178,057
    Inventories:

      Finished products                      45,251       37,022

      Materials & work-in-process            13,211       14,132
                                             ------       ------
                                             58,452       51,154

    Other current assets                     33,978       32,285
                                             ------       ------

      Total current assets                  370,742      344,879

      Property, plant, and equipment        368,491      359,731
        Less accumulated depreciation &
         amortization                      (218,954)    (207,973)
                                             ------       ------
                                            149,537      151,758
    Marketable equity securities, at
     market value                            64,665       64,066

    Other assets                             14,789       21,443
                                             ------       ------
        Total assets                       $599,733     $582,146
                                             ======       ======

    LIABILITIES & STOCKHOLDERS' EQUITY:

    Accounts payable                       $ 22,360     $ 20,014
    Income taxes payable                     17,222        9,999

    Accrued employee compensation and
     benefits                                17,529       17,695

    Accrued marketing expenses               23,581       28,609
    Other accrued expenses                   32,121       28,703

    Short-term notes payable and other
     liabilities                              5,885        8,280
                                             ------       ------
        Total current liabilities           118,698      113,300

    Deferred income tax and other
     liabilities                             35,496       34,797


    Stockholders' equity:

      Common stock; $1 par value;
       authorized - 21,500,000 shares;

       Issued and outstanding -
        10,789,509 shares in 1995;
        10,788,985 in 1994                   10,790       10,789

      Class A Common stock; $1 par
       value; authorized - 50,000,000
       shares;
       Issued and outstanding -
        12,855,138 shares in 1995;
        12,976,211 in 1994                   12,855       12,976

      Class B Common stock; $1 par
       value; authorized - 8,500,000
       shares;

       Issued and outstanding -
        2,357,381 shares in 1995;
        2,357,976 in 1994                     2,357        2,358
      Additional paid-in capital              3,135        3,192

      Retained earnings                     392,692      384,607

      Unrealized gain on securities,
        net of related tax effect            24,834       24,491
      Equity adjustment from foreign
       currency translation                  (1,124)      (4,364)
                                             ------       ------
         Total equity                       445,539      434,049
                                             ------       ------
         Total liabilities &
          stockholders' equity             $599,733     $582,146
                                             ======       ======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Note to Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

   Consolidated net sales for the first quarter ended March 31, 1995, showed an increase of 28% over the same period last year as a result of the combined impact of a 13% increase in unit volume, higher selling prices, the favorable impact of the weaker U.S. dollar on the translated value of foreign currency denominated sales, and higher sales of retread equipment. (The term "unit volume" when used in the context of these comments refers only to shipments of the Company's major manufactured product, precured tread rubber used in the retreading of tires.) Net sales and unit volume were strong in all the Company's major market areas except Mexico where they declined because of difficult economic conditions. The Company believes that a small percentage of the increased unit volume in the quarter was due to dealer hedge-buying in response to the continuing increase in raw material prices worldwide driven by strong demand and a tight supply. Present indications are that this situation is expected to moderate in the second half of the year.

   Consolidated gross margin for the first quarter ended March 31, 1995, decreased 0.5 percentage points compared to the same period last year. The lower gross margin was due primarily to higher raw material costs not fully offset by selling price increases.

   Consolidated operating expenses for the first quarter increased 16% over the same period last year, but were two percentage points lower as a percentage of sales due to the strong sales volume in the quarter. The majority of the increase was a result of higher spending on marketing-related programs, with the higher translated value of foreign-currency-denominated expenses a contributing factor.

   Consolidated net earnings and net earnings per share for the first quarter ended March 31, 1995, increased 27% and 32%, respectively, over the same period last year. The higher increase in net earnings per share over last year, in comparison to the increase in net earnings, was due to fewer average shares outstanding in 1995.

   Domestic Operations:

   During the first quarter, sales and unit volume for the Company's domestic operations, which include export shipments to various Latin and South American areas, were 29% and 11% higher, respectively, in comparison to last year. The increase in sales was greater than the increase in unit volume due to very strong equipment sales, which accounted for six percentage points of the increase, combined with higher retread material selling prices.

   Gross margin for the first quarter was 2.7 percentage points lower than the same period last year due to raw material costs which were approximately 9% higher than the fourth quarter 1994 levels. The Company announced price increases on January 15 in response to the higher raw material costs, but the Company's practice is to grant its dealers a price window to give them time to implement higher prices to their customers.
   As would be expected, this delay had a negative impact on gross margin. Raw material costs have since increased further, but the Company has deferred any additional selling price increases until such time as it is able to confirm the accuracy of industry forecasts calling for raw material costs to decline during the second half of the year because of softer demand and improved supply conditions.

   First quarter operating expenses increased 22% over the same period last year, but were 1.1 percentage points lower than last year as a percentage of sales due to the higher sales volume. The increase in operating expenses was primarily for marketing-related programs.

   First quarter earnings before income taxes increased 10% over the same period last year.

   Western European Operations:

   First quarter results for the Company's Western European operations were once again strong, following a strong fourth quarter 1994, with sales and unit volume increasing 24% and 18%, respectively, over the same period last year. The increase in sales was greater than the increase in unit volume due mostly to favorable translation rates, with some offset from lower equipment sales.

   Gross margin for the first quarter in Western Europe was 1.7 percentage points higher than last year's depressed gross margin because of the increased unit volume. Though raw material costs somewhat lag the U.S., they have followed the U.S. trend and selling prices have been increased accordingly.

   Operating expenses for the first quarter increased 26% over the same period last year, but were approximately even with last year when viewed as a percentage of sales. Expenses increased only 9% in local currencies, which was in line with the sales increase. First quarter operating expenses included unfavorable foreign exchange adjustments which were higher than those recorded last year. Foreign exchange losses in both years resulted from fluctuations in exchange rates in the various currencies in which the Company's Western European operation conducts business.

   Earnings before income taxes for the first quarter increased 56% over the relatively weak first quarter results last year.

   Other Foreign Operations:

   Sales and unit volume for the other combined geographic areas increased 29% and 16%, respectively. Except for Mexico, results were strong for all of the Company's other foreign operations. The Company's sales and unit volume in Mexico was 48% and 31% lower, respectively, than last year due to the country's weak economic conditions. Results for Brazil were very strong in the quarter with sales and unit volume increases of 67% and 29%, respectively. Brazil's large increase in sales in comparison to unit volume was due to its ability to increase selling prices on a regular basis this year to catch up with, and keep ahead of, local inflation. The effect of foreign translation rates was nil in comparison to last year's first quarter.

   Gross margin for the first quarter was 4.9 percentage points higher than the same period last year for the Company's other foreign operations. The margin increase was primarily due to the margin recovery recorded by the Company's Canadian operation. Last year's Canadian margin was depressed due to its manufacturing operation being shut down for a period of time to repair a major piece of equipment

   First quarter operating expenses for the Company's other foreign operations were 1.5% higher than the same period last year, but 3.7 percentage points lower than last year as a percentage of sales. Brazil's operating expenses increased due to inflationary factors, but this was basically offset by lower spending in the other operations.

   Earnings before income taxes for the quarter increased 168% compared to the same period last year due to the stronger results recorded by Brazil and Canada.

   Financial Condition:

   Operating Activities.
   Net cash provided by operating activities for the first quarter ended March 31, 1995 was $1.8 million higher than the same period last year, with a $2.5 million increase in net cash resulting from the net change in operating assets and liabilities partially offsetting a $4.1 million increase in net earnings.

   Investing Activities.
   The Company spent $6.4 million on capital expenditures during the first quarter ended March 31, 1995, which was $1.6 million lower than the amount spent during the same period last year. It is expected that capital expenditures will be proportionately higher in the second half of the year. Funding for the Company's capital expenditures comes from operational cash flows.

   The Company's excess funds are invested over various terms, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. This amount totaled
   $37.8 million at March 31, 1995, compared to $36.9 million at March 31,
   1994.

   Financing Activities.
   Cash dividends totaled $5.2 million for the quarter ended March 31, 1995, compared to $4.7 million for the previous year. During the first quarter the Company purchased 121,000 shares of its outstanding Class A Common Stock at prevailing market prices for $6.4 million. Both cash dividends and stock purchases were funded from the Company's operational cash flows. The short-term borrowing activity during the quarter was by the Company's Western European operation to fund its current cash flow needs.

   The Company has $132 million in funds available under unused lines of credit and foreign credit and overdraft facilities.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

             11 - Computation of Earnings Per Share

             27 - Financial Data Schedule

        (b) Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BANDAG, INCORPORATED
           (Registrant)



   Date: May 9, 1995             \S\  Martin G. Carver
                                      Martin G. Carver
                                      Chairman and Chief Executive
                                         Officer



   Date: May 9, 1995             \S\  Thomas E. Dvorchak
                                      Thomas E. Dvorchak
                                      Sr. Vice President and Chief
                                         Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES

                                  EXHIBIT INDEX

      Exhibit
      Number                    Exhibit                     Page

        11      Computation of Earnings Per Share            13

        27      Financial Data Schedule                      14