Form 10-Q
period 1995-06-30
BANDAG INC
filed 1995-08-11
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1995

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

   Common Stock, $1 par value - 10,484,819 shares as of July 31, 1995. Class A Common Stock, $1 par value - 12,321,814 shares as of July 31, 1995. Class B Common Stock, $1 par value - 2,355,947 shares as of July 31, 1995.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

   Part I : FINANCIAL INFORMATION                                    Page No.

        Item 1 - Financial Statements (Unaudited)
                  Consolidated Condensed Statements of Earnings          3
                  Consolidated Condensed Statements of
                     Cash Flows                                          4
                  Consolidated Condensed Balance Sheets                  5
                  Note to Consolidated Condensed Financial
                     Statements                                          6

        Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         7


   PART II : OTHER INFORMATION

        Item 4 - Submission of Matters to a Vote of
             Security Holders                                           11

        Item 6 - Exhibits and Reports on Form 8-K                       11

        Signatures                                                      12


   EXHIBITS :

        Exhibit 11 - Computation of Earnings Per Share                  14

        Exhibit 27 - Financial Data Schedule                            15

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item 1 - Financial Statements:

   Unaudited Consolidated Condensed Statements of Earnings

                                    (In thousands except per share data)
                                  Three Months Ended       Six Months Ended

                                  6/30/95      6/30/94    6/30/95    6/30/94

    Net sales                     $182,929     $158,045   $351,172   $289,694

   Other income                     3,299        3,284      6,854      7,765
                                  ________     ________   ________   ________
                                   186,228      161,329    358,026    297,459

    Cost of products sold          109,219       92,318    212,328    172,349

    Engineering, selling,
      administrative and
      other expenses                36,996       34,154     73,922     65,305

    Interest expense                   417          439        913        893
                                  ________     ________   ________   ________
                                   146,632      126,911    287,163    238,547

                                  ________     ________   ________   ________
    Earnings before income
      taxes                         39,596       34,418     70,863     58,912

    Income taxes                    14,686       12,773     26,374     21,836
                                  ________     ________   ________   ________
    Net Earnings                  $ 24,910     $ 21,645   $ 44,489   $ 37,076
                                  ========     ========   ========   ========

    Net earnings per share       $    0.96    $    0.79   $   1.71   $   1.36

    Cash dividends per share     $  0.2000    $  0.1750   $ 0.4000   $ 0.3500

    Depreciation included in
      expense                    $   8,744    $   9,386   $ 17,101   $ 17,768

    Average shares
      outstanding                                           26,014     27,164

                      BANDAG, INCORPORATED AND SUBSIDIARIES
   Unaudited Consolidated Condensed Statements of Cash Flows
                                                 (In thousands)

                                                Six Months Ended

    Operating Activities                       6/30/95     6/30/94

      Net earnings                             $ 44,489   $ 37,076

      Depreciation and amortization              17,639     18,115

      Increase in operating assets and
        liabilities-net                          (6,403)    (8,757)
                                                  ______     ______
        Net cash provided by operating
         activities                              55,725     46,434

    Investing Activities

      Additions to property, plant and
       equipment                                (13,109)   (23,963)

      Purchases of investments                  (22,376)   (29,496)

      Maturities of investments                  33,060     21,923

      Sale of marketable equity securities           ---     2,447
                                                  ______     ______

        Net cash used in investing
         activities                              (2,425)   (29,089)

    Financing Activities
      Proceeds from short-term notes
       payable                                   14,200     32,111

      Principal payments on short-term
       notes payable and other liabilities      (14,992)   (30,800)

      Cash dividends                            (10,313)    (9,393)

      Purchases of Common Stock                 (33,915)   (29,693)
                                                 ______     ______

        Net cash used in financing
         activities                             (45,020)   (37,775)
    Effect of exchange rate changes on cash
      and cash equivalents                          431         35
                                                 ______     ______

      Increase in cash and cash equivalents        8,711   (20,395)
    Cash and cash equivalents at beginning
      of year                                     46,519     58,004
                                                   _____     ______

        Cash and cash equivalents at end of
         period                                 $ 55,230   $ 37,609
                                                  ======     ======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Balance Sheets


                                               (In thousands)
                                            June 30,     December
                                              1995       31, 1994

    ASSETS:

    Cash and cash equivalents              $ 55,230     $ 46,519

    Investments                              26,180       36,864

    Accounts receivable - net               186,186      178,057

    Inventories:

      Finished products                      50,950       37,022

      Materials & work-in-process            14,251       14,132
                                            _______       ______
                                             65,201       51,154

    Other current assets                     34,137       32,285
                                             ______       ______
      Total current assets                  366,934      344,879

      Property, plant, and equipment        375,589      359,731

        Less accumulated depreciation &
         amortization                      (228,361)    (207,973)
                                             ______       ______
                                            147,228      151,758

    Marketable equity securities, at
     market value                            63,468       64,066
    Other assets                             14,432       21,443
                                             ______       ______
        Total assets                       $592,062     $582,146
                                             ======       ======

    LIABILITIES & STOCKHOLDERS' EQUITY:

    Accounts payable                       $ 23,912     $ 20,014

    Income taxes payable                     10,490        9,999
    Accrued employee compensation and
     benefits                                18,781       17,695

    Accrued marketing expenses               24,594       28,609

    Other accrued expenses                   31,459       28,703
    Short-term notes payable and other
     liabilities                              9,276        8,280
                                            _______       ______

        Total current liabilities           118,512      113,300

    Deferred income tax and other
     liabilities                             32,695       34,797

    Stockholders' equity:

      Common stock; $1 par value;
       authorized - 21,500,000 shares;
       Issued and outstanding -
        10,541,237 shares in 1995;
        10,848,116 in 1994                   10,541       10,789

      Class A Common stock; $1 par
       value; authorized - 50,000,000
       shares;

       Issued and outstanding -
        12,628,432 shares in 1995;
        13,348,571 in 1994                   12,628       12,976

      Class B Common stock; $1 par
       value; authorized - 8,500,000
       shares;

       Issued and outstanding -
        2,355,947 shares in 1995;
        2,359,005 in 1994                     2,356        2,358

      Additional paid-in capital              2,917        3,192
      Retained earnings                     385,731      384,607

      Unrealized gain on securities          25,847       24,491

      Equity adjustment from foreign
       currency translation                     835       (4,364)
                                             ______       ______
         Total equity                       440,855      434,049
                                             ______       ______

         Total liabilities &
          stockholders' equity             $592,062     $582,146
                                             ======       ======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Note to Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

   Consolidated net sales for the second quarter ended June 30, 1995 increased 16% over the same period last year on a 2% increase in unit volume. For the six months to-date, consolidated net sales increased 21% on a 7% increase in unit volume. (The term "unit volume" when used in the context of these comments refers to the shipments of precured tread rubber only, the Company's major manufactured product used in retreading tires.) The increase in net sales was greater than the increase in unit volume for both the quarter and six months to-date as a result of higher selling prices, higher translated value of the Company's foreign currency denominated sales, and higher retread equipment sales. Second quarter demand was soft, because of hedge-buying in the first quarter in some markets in response to price increases and the slowdown in the economy.

   Consolidated gross margin for the second quarter was 1.3 percentages points lower than the same period last year, and one percentage point lower for the six months to-date. The lower consolidated gross margin for the six month period was a direct result of a lower domestic gross margin which is explained later in this section. Gross margin improved from the first quarter of 1995 because of increased manufacturing efficiencies from higher production necessary to increase inventory levels in anticipation of the higher level of shipments in the third and fourth quarters, which are the strongest quarters in the Company's normal seasonal business cycle.

   Consolidated operating expenses for the quarter and six months were 8% and 13% higher, respectively, than the same periods last year, although, as a percentage of sales, they were 1.4 points lower than in the same periods last year. The dollar increase was primarily due to higher spending on marketing related programs, professional expenses, and R&D projects. The unfavorable impact of currency rates on foreign currency denominated expenses was also a contributing factor.

   Consolidated net earnings for the quarter and six months were 15% and 20% higher, respectively, than the same periods last year, which was in line with the respective increases in net sales. Consolidated net earnings per share for the same periods were 22% and 26% higher, respectively, than last year. The higher increases in net earnings per share, compared to the increases in net earnings, were due to the impact of fewer average shares outstanding in 1995 because of the Company's ongoing share repurchase program.

                               Domestic Operations

   Sales for the Company's domestic operations for the second quarter, including export shipments to various Latin American, South American, and Asian countries, were 12% higher than the same period last year, while unit volume was basically even. For the six months, sales and unit volume were 19% and 5% higher than the same period last year. The sales increases for both the quarter and six months were higher than the unit volume increases due to the combination of higher retread material selling prices and higher equipment sales.

   Gross margin for the second quarter was 2.4 percentage points lower than last year's quarter and 2.6 percentage points lower for the six months to-date primarily due to higher raw material costs. Raw material costs increased an additional 8.6% during the second quarter, but the Company chose not to increase selling prices to its dealers sufficient to maintain full margin because of industry forecasts calling for raw material costs to decline later this year.

   The domestic operation's operating expenses for the quarter and six months were 12% and 19% higher, respectively, than the same periods last year, but spending as a percentage of sales was still equal to or slightly lower. The increase in spending was primarily for marketing programs and R&D projects.

   Earnings before taxes increased 1% and 5% for the quarter and six months, respectively, compared to the same periods last year.

                           Western European Operations

   Although not as strong as in the first quarter, second quarter sales and unit volume for the Company's Western European operations continued well above last year, with increases of 27% and 7%, respectively. Sales and unit volume for the six months were 25% and 12% higher, respectively, than last year. The increase in sales was greater than the increase in unit volume for both the quarter and six months due to favorable translation rates and higher selling prices, offset somewhat for the six month period by lower equipment sales.

   Gross margin for the second quarter increased 2.3 percentage points over the same period last year and was 2.0 percentage points higher for the six months due to a combination of higher unit production and higher selling prices relative to cost increases.

   Operating expenses in U.S. dollars for the second quarter and six months increased 15% and 20%, respectively, over the same periods last year, primarily as a result of unfavorable translation rates. Expenses for the quarter stated in local currencies were basically even with last year, and only 5% higher for the six months to-date.

   Earnings before income taxes for the second quarter and six months improved greatly compared to last year's loss position.

                            Other Foreign Operations

   Combined second quarter sales for the other combined geographic areas increased 21% on a 7% increase in unit volume, while sales and unit volume for the six months increased 25% and 11%, respectively, over the same period last year. Except in Mexico, sales for the Company's other foreign operations were higher than the volume increases as a result of higher selling prices. In Mexico, sales and unit volume for the second quarter were 34% and 21% lower, respectively, than last year and 39% and 25% lower, respectively, for the six months to-date, reflecting the country's continuing weak economic conditions.

   In Brazil, results continued strong with sales and unit volume for the second quarter 52% and 26% higher, respectively, than the same period last year, while sales and unit volume for the six months to-date were 59% and 27% higher, respectively.

   The combined gross margin for the Company's other foreign operations was even with the same period last year for the second quarter and two percentage points higher than last year for the six months to-date. In Brazil, gross margin improved six percentage points during the quarter, which offset a margin shortfall in Mexico.

   Combined operating expenses for the quarter and six months for the Company's other foreign operations were 18% and 9% lower, respectively, than the same periods last year. Operating expenses in Brazil and New Zealand were higher than last year for both the quarter and six months, but this was offset by lower spending in the other foreign operations, with the Mexico operation showing the majority of the decrease due to lower personnel related expenses.

   Earnings before income taxes for the quarter and six months were 81% and 112% higher, respectively, than the same periods last year, due primarily to the strong results in the quarter in Brazil and in the six months to-date by the Brazilian and Canadian operations.

   Financial Condition:

   Operating Activities.
   Net cash provided by operating activities for the six months ended June 30, 1995 was $9.3 million higher than the amount for the same period last year as a result of a $7.4 million increase in earnings and a $2.3 million favorable net change in operating assets and liabilities (higher receivables and inventory, partially offset by increased current liabilities), somewhat offset by lower depreciation and amortization.

   Investing Activities.
   The Company's capital expenditures totaled $6.7 million for the second quarter ended June 30, 1995, bringing the year-to-date total to $13.1 million. This compares to $16.0 million and $24.0 million, respectively, for the same periods last year.

   The Company's investments decreased $6.4 million from last year with the funds being used, in part, to finance increased dividends paid and the purchases of Common Stock. The Company's excess funds are invested over various terms, but only instruments with an original maturity date of over 90 days are classified as investments.

   Financing Activities.
   Cash dividends totaled $5.1 million and $10.3 million for the quarter and six months, respectively. The Company purchased 476,400 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $27.5 million during the second quarter, bringing the total for the six months to 597,400 shares purchased for $33.9 million. Both cash dividends and stock purchases are funded from operational cash flows. The short-term borrowing during the quarter and six months was primarily by the Company's Western European operation to fund its current cash flow needs.

   The Company continues to have $132 million available under unused lines of credit, and foreign credit and overdraft facilities.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of shareholders of the Company was held on May 9, 1995.

        (b) Two matters were voted upon at the annual meeting. First, the following three nominees, all of whom were incumbent directors, were elected as directors for a three-year term ending in 1998 by the following vote:

                                           Votes                    Broker
            Name           Votes For      Against    Abstentions   Non-Votes

    Roy J. Carver, Jr.     32,289,946     77,117       75,920         -0-

    Robert K. Drummond     32,288,951     79,025       75,007         -0-

    James R. Everline      32,287,996     79,501       75,486         -0-

             The other matter voted upon was a proposal to ratify the selection of Ernst & Young as independent auditors of the Company for the year ending December 31, 1995. The shareholders ratified the selection by the following vote:

                                                         Broker
       Votes For     Votes Against    Abstentions      Non-Votes

      32,428,429         6,723           7,831            -0-

   Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

             11 - Computation of Earnings Per Share

        (b) Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BANDAG, INCORPORATED
           (Registrant)



   Date: August 10, 1995              \S\  Martin G. Carver
                                      Martin G. Carver
                                      Chairman and Chief Executive
                                         Officer



   Date: August 10, 1995              \S\  Thomas E. Dvorchak
                                      Thomas E. Dvorchak
                                      Sr. Vice President and Chief
                                         Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


      Exhibit
      Number                    Exhibit                     Page

        11      Computation of Earnings Per Share            14

        27      Financial Data Schedule                      15