Form 10-Q
period 1995-09-30
BANDAG INC
filed 1995-11-08
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1995

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

   Common Stock, $1 par value - 10,122,609 shares as of October 31, 1995. Class A Common Stock, $1 par value - 11,941,324 shares as of October 31, 1995. Class B Common Stock, $1 par value - 2,355,487 shares as of October 31, 1995.

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

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item 1 - Financial Statements:

   Unaudited Consolidated Condensed Statements of Earnings

                                (In thousands except per share data)
                              Three Months Ended     Nine Months Ended

                                9/30/95    9/30/94   9/30/95    9/30/94

    Net sales                  $190,337   $177,231   $541,509   $466,925
    Other income                  4,099      2,684     10,953     10,449
                                -------    -------   --------   --------
                                194,436    179,915    552,462    477,374

    Cost of products sold       112,346     99,162    324,674    271,511

    Engineering, selling,
      administrative and
      other expenses             38,353     33,554    112,275     98,859

    Interest expense                534        541      1,447      1,434
                                -------    -------    -------    -------

                                151,233    133,257    438,396    371,804
                                -------    -------    -------    -------
    Earnings before income
      taxes                      43,203     46,658    114,066    105,570

    Income taxes                 16,153     17,306     42,527     39,142
                                -------    -------    -------    -------

    Net Earnings               $ 27,050   $ 29,352   $ 71,539   $ 66,428
                                =======    =======    =======    =======

    Net earnings per share    $    1.07     $ 1.11   $   2.78   $   2.47

    Cash dividends per
     share                    $  0.2000   $ 0.1750   $ 0.6000   $ 0.5250

    Depreciation included
     in expense               $   8,492    $ 8,008   $ 25,593   $ 25,776

    Average shares
      outstanding                                      25,711     26,910

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Statements of Cash Flows

                                                 (In thousands)
                                                Nine Months Ended
                                               9/30/95     9/30/94
    Operating Activities
      Net earnings                             $ 71,539   $ 66,428
      Depreciation and amortization              26,380     26,358
      Decrease in operating assets and
        liabilities-net                         (14,477)   (19,794)
                                                --------  ---------
        Net cash provided by operating
         activities                              83,442     72,992

    Investing Activities

      Additions to property, plant and
       equipment                                (18,730)   (31,816)
      Purchases of investments                  (27,379)   (46,138)
      Maturities of investments                  47,506     38,635
      Sale of marketable equity securities           ---     2,447
                                                 -------  ---------
        Net cash used in investing
         activities                               1,397    (36,872)

    Financing Activities
      Proceeds from short-term notes
       payable                                   28,339     73,320

      Principal payments on short-term
       notes payable and other liabilities      (27,696)   (72,261)

      Cash dividends                            (15,210)   (14,040)

      Purchases of Common Stock                 (95,060)   (29,693)
                                               ---------  ---------
        Net cash used in financing
         activities                            (109,627)   (42,674)

    Effect of exchange rate changes on cash
      and cash equivalents                          301         25
                                                --------   --------
      Decrease in cash and cash equivalents     (24,487)    (6,529)

    Cash and cash equivalents at beginning
      of year                                     46,519     58,004
                                                --------  ---------
        Cash and cash equivalents at end of
         period                                 $ 22,032   $ 51,475
                                                  ======     ======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Balance Sheets


                                               (In thousands)

                                           Sept. 30,     December
                                              1995       31, 1994

    ASSETS:
    Cash and cash equivalents              $ 22,032     $ 46,519
    Investments                              16,737       36,864
    Accounts receivable - net               196,688      178,057

    Inventories:

      Finished products                      46,818       37,022
      Materials & work-in-process            14,632       14,132
                                            -------      -------
                                             61,450       51,154

    Other current assets                     34,221       32,285
                                            -------      -------

      Total current assets                  331,128      344,879

    Property, plant, and equipment          377,180      359,731

      Less accumulated depreciation &
       amortization                        (233,072)    (207,973)
                                           --------     --------
                                            144,108      151,758
    Marketable equity securities, at
     market value                            69,455       64,066

    Other assets                             14,364       21,443
                                            -------      -------

        Total assets                       $559,055     $582,146
                                            =======      =======

    LIABILITIES & STOCKHOLDERS' EQUITY:

    Accounts payable                       $ 23,636     $ 20,014
    Income taxes payable                      8,249        9,999
    Accrued employee compensation and
     benefits                                20,525       17,695
    Accrued marketing expenses               26,582       28,609
    Other accrued expenses                   30,881       28,703
    Short-term notes payable and other
     liabilities                             10,543        8,280
                                            -------      -------
        Total current liabilities           120,416      113,300

    Deferred income tax and other
     liabilities                             34,737       34,797

    Stockholders' equity:
      Common stock; $1 par value;
       authorized - 21,500,000 shares;

       Issued and outstanding -
        10,122,623 shares in 1995;
        10,788,985 in 1994                   10,123       10,789

      Class A Common stock; $1 par
       value; authorized - 50,000,000
       shares;

       Issued and outstanding -
        11,941,338 shares in 1995;
        12,976,211 in 1994                   11,941       12,976

      Class B Common stock; $1 par
       value; authorized - 8,500,000
       shares;

       Issued and outstanding -
        2,355,487 shares in 1995;
        2,357,976 in 1994                     2,355        2,358

      Additional paid-in capital              2,158        3,192

      Retained earnings                     348,321      384,607

      Unrealized gain on securities          29,801       24,491

      Equity adjustment from foreign
       currency translation                    (797)      (4,364)
                                            -------      -------

         Total equity                       403,902      434,049
                                            -------      -------
         Total liabilities &
          stockholders' equity             $559,055     $582,146
                                            =======      =======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Note to Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

   Consolidated net sales for the third quarter ended September 30, 1995 increased 7% over the same period last year despite a 3% decrease in unit volume. For the nine months to-date, consolidated net sales increased 16% on a 3% increase in unit volume. (The term "unit volume" when used in the context of these comments refers to the shipments of precured tread rubber only, the Company's major manufactured product used in retreading tires.) The combined impact of higher selling prices, higher translated value of the Company's foreign currency denominated sales, and higher retread equipment sales accounts for the percentage increase in net sales being higher than the unit volume comparisons for both the quarter and nine months.

   Consolidated gross margin for the third quarter ended September 30, 1995 was 3 percentage points lower than the same period last year, but showed a
   0.7 percentage point improvement over the second quarter of 1995, due primarily to improved third quarter margins in the Company's foreign operations. Consolidated gross margin for the nine months to-date was 2 percentage points lower than the same period last year. The lower consolidated gross margin for the nine months to-date was due to lower gross margin in the Company's domestic operations, which is explained in the geographic area comments below.

   Consolidated operating expenses for both the quarter and nine months were 14% higher than the same periods last year. As a percentage of sales, third quarter operating expenses were 1.3 points higher than the same period last year, but 0.5 points lower for the nine months to-date. The dollar increase in operating expenses for both the quarter and nine months to-date was primarily due to higher spending on marketing related programs, professional expenses, and the unfavorable impact of currency rates on foreign currency denominated expenses.

   The Company's consolidated net earnings for the quarter were 8% lower than the same period last year because of the lower gross margin and higher operating expenses. For the nine months to-date, net earnings were 8% higher than the same period last year due to the higher sales, with some offset coming from the lower gross margin and higher operating expenses. Consolidated net earnings per share for the quarter were 4% lower and for the nine months were 13% higher than the same periods last year. The net earnings per share comparisons to last year were better than the net earnings for both the quarter and nine months due to the impact of fewer average shares outstanding in 1995 because of the Company's ongoing share repurchase program.

                               Domestic Operations

   Sales for the Company's domestic operations for the third quarter ended September 30, 1995, which include export shipments to various foreign countries, were 4% higher than the same period last year, on a 4% decrease in unit volume. Sales and unit volume for the nine months were 13% and 2% higher, respectively, than the same period last year. The sales increases for both the quarter and nine months to-date were higher than the unit volume increases due to the combination of higher retread material selling prices and higher equipment sales.

   Gross margin for the third quarter was 4.8 percentage points lower than last year's exceptionally strong quarter. Gross margin in the quarter was impacted by lower unit volume, higher raw material costs, and a lower margin on equipment sales than a year ago. For the nine months, gross margin was 3.5 percentage points lower than the same period last year, primarily due to higher raw material costs. Raw material average weighted costs for the nine months to-date have increased approximately 24% during 1995 from last year's year-end average weighted cost. Other than a selling price increase made early in the first quarter, the Company chose not to further increase selling prices to its dealers because of competitive conditions in the industry and forecasts calling for raw material costs to decline later in the year.

   Operating expenses for the third quarter and nine months to-date increased 13% and 15%, respectively, over the same periods last year. Spending for the third quarter, as a percentage of sales, was about two points higher than last year, but was basically even with last year for the nine months. The increase in spending was primarily for marketing programs, professional related expenses, and R&D projects.

   Earnings before taxes decreased 14% and 3% for the quarter and nine months, respectively, compared to the same periods last year.

                           Western European Operations

   Sales for the Company's Western European operations increased 18% over the same period last year on a 4% decrease in unit volume. Sales and unit volume for the nine months were 23% and 7% higher, respectively, than last year. The increase in sales was greater than the unit volume for both the quarter and nine months primarily due to favorable translation rates and higher selling prices.

   Gross margin for the third quarter was 2.8 percentage points higher than the third quarter last year and 2.3 percentage points higher for the nine months to-date. The improved margins reflect higher selling prices relative to increased raw material costs and improved manufacturing efficiencies from higher production volume.

   Western Europe's operating expenses increased 17% and 19%, respectively, for the third quarter and nine months over the last year, primarily due to unfavorable translation rates.

   As a result of the above factors, earnings before income taxes for the Company's Western European operations' third quarter and nine months to-date increased 67% and 133%, respectively, as compared to last year's rather weak results.

                            Other Foreign Operations

   Sales for the third quarter ended September 30, 1995 for the combined other foreign geographic areas increased 11% over the same period last year despite flat unit volume, while sales and unit volume for the nine months increased 20% and 7%, respectively, over the same period last year. Weak economic conditions in Mexico continue to impact the Company's Mexican operation, resulting in sales and unit volume well below last year for both the quarter and nine months to-date. Excluding the Mexican operation, sales and unit volume increased 15% and 2%, respectively, for the quarter and 25% and 10%, respectively, for the nine months. Sales for these operations were higher than their respective volume increases due primarily to higher selling prices, with higher translation rates accounting for approximately 1% of the total sales increase.

   The combined gross margin for the third quarter for the Company's other foreign operations was two percentage points lower than the same period last year, but one percentage point higher than last year for the nine months. The lower gross margin in the quarter was due primarily to higher raw material costs not being fully passed on to our dealers through higher selling prices.

   Combined operating expenses for the third quarter for the Company's other foreign operations were 8% higher than the same period last year, but 4% lower for the nine months to-date. The increase in operating expenses for the quarter was due to higher-than-usual expenditures, in general. Lower spending for the nine months for the Mexican operation basically offset the higher spending for the other combined operations.

   Earnings before income taxes for the third quarter and nine months to-date were 8% and 55% higher, respectively, than the same periods last year.
   The strong results for the nine months, compared to last year, were due primarily to the strong results recorded by the Brazilian operation.

   Financial Condition:

   Operating Activities.
   Net cash provided by operating activities for the nine months ended September 30, 1995 was $10.5 million higher than the amount for the same period last year as a result of a $5.1 million increase in earnings and a $5.3 million favorable net change in operating assets and liabilities (higher receivables and inventory, partially offset by increased current liabilities).

   Investing Activities.
   The Company's capital expenditures totaled $5.6 million for the third quarter ended September 30, 1995, bringing the year-to-date total to $18.7 million. This compares to $7.8 million and $31.8 million, respectively, for the same periods last year.

   The Company's investments decreased $20.1 million from last year with the funds being used primarily to finance dividends paid and the purchases of the Company's Common Stock. The Company's excess funds are invested over various terms, but only instruments with an original maturity date of over 90 days are classified as investments.

   Financing Activities.
   Cash dividends totaled $4.9 million and $15.2 million for the quarter and nine months, respectively. The Company purchased 1,099,568 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $61.1 million during the third quarter, bringing the total purchased for the nine months to 1,696,968 shares at a cost of $95.1 million. Both cash dividends and stock purchases are funded from operational cash flows. The short-term borrowing during the quarter and nine months was primarily by the Company's Western European operation to fund its current cash flow needs.

   The Company continues to have $132 million available under unused lines of credit, and foreign credit and overdraft facilities.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION


   Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

             11 - Computation of Earnings Per Share

             27 - Financial Data Schedule

        (b) Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BANDAG, INCORPORATED
           (Registrant)

   Date: November 8, 1995             \S\  Martin G. Carver
                                      Martin G. Carver
                                      Chairman and Chief Executive
                                         Officer



   Date: November 8, 1995             \S\  Thomas E. Dvorchak
                                      Thomas E. Dvorchak
                                      Sr. Vice President and Chief
                                         Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


      Exhibit
      Number                    Exhibit

        11      Computation of Earnings Per Share

        27      Financial Data Schedule