Form 10-K405
period 1995-12-31
BANDAG INC
filed 1996-03-29
CIK 9534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

   [X]  Annual Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 (fee required)

   For the fiscal year ended December 31, 1995;

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1996: Common Stock, $666,164,140; Class A Common Stock (non-voting), $835,117,336; Class B Common Stock, $246,023,401.

        The number of shares outstanding of the issuer's classes of common stock as of March 22, 1996: Common Stock, 10,125,279 shares; Class A Common Stock, 11,724,543 shares; Class B Common Stock, 2,355,152 shares.

   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement for the Annual Meeting of the Shareholders to be held May 7, 1996 are incorporated by reference in Part III.

                                     PART I

   ITEM 1.  BUSINESS

        All references herein to the "Company" or "Bandag" refer to Bandag, Incorporated and its subsidiaries unless the context indicates otherwise.

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

        The Company and its licensees have 1,404 franchisees worldwide, with 37% located in the United States and 63% internationally. The majority of Bandag's franchisees are independent operators of full service tire distributorships. Bandag's revenues primarily come from the sale of retread material and equipment to its franchisees. Bandag's products compete with new tire sales, as well as retreads produced using other retread processes. The Company concentrates its marketing effort on existing franchisees and on expanding their respective market penetration. Due to its strong distribution system, marketing efforts, and leading technology, Bandag, through its independent franchisee network, has been able to maintain the largest market presence in the retreading industry.

        The Company as a tread rubber supplier to its independent network of franchisees competes in the light and heavy truck tire replacement market. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has independent franchisees in over 118 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company's franchisees make up approximately 15% of the U.S. light and heavy truck tire replacement market. The Company's primary competitors are new tire manufacturers such as Goodyear Tire and Rubber Company, Bridgestone Corporation and Groupe Michelin. Goodyear Tire and Rubber Company also competes in the U.S. market as a tread rubber supplier to a combination of company owned and independent retreaders.

        As a result of a recapitalization of the Company approved by the Company's shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Company. As of March 22, 1996 the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 76% of the votes entitled to be cast in the election of directors and other corporate matters. The "Carver Family" is composed of
   (i) Lucille A. Carver, a director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entities for the benefit of the Carver Family members.

   Description of Business

        The Company's business consists of the franchising of patented processes for the retreading of tires for trucks, buses, light commercial trucks, industrial equipment, off-the-road equipment, and passenger cars, and the production and sale of precured tread rubber and related products used in connection with these processes.

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

        The Company also franchises the use of another cold process precured retreading system, the Vakuum Vulk Method, for which the Company owns worldwide rights. In connection with the Vakuum Vulk Method, the Company currently sells tread rubber, equipment, and supplies to franchisees located in certain European countries.

   Markets and Distribution

        The principal market categories for tire retreading are truck and bus, with more than 90% of the tread rubber sold by the Company used in the retreading of these tires. Additionally, the Company markets tread rubber for the retreading of off-the-road equipment, industrial and light commercial vehicle and passenger car tires; however, historically, sales of tread rubber for these applications have not contributed materially to the Company's results of operations.

        Trucks and Buses Tread rubber, equipment, and supplies for retreading and repairing truck and bus tires are sold primarily to independent franchisees by the Company to use the Bandag Method for that purpose. Bandag has 1,346 franchisees throughout North America, Central America, South America, Europe, Africa, Far East, Australia and New Zealand. These franchisees are owned and operated by independent franchisees, some with multiple franchises and/or locations. Of these franchisees 513 are located in the United States. Additionally, the Company has approximately 58 franchisees in Europe who retread tires using the Vakuum Vulk Method. One hundred thirty of Bandag's foreign franchisees are franchised by licensees of the Company in Australia, and joint ventures in India and Sri Lanka. A limited number of franchisees are trucking companies which operate retread shops essentially for their own needs. A few franchisees also offer "hot-cap" retreading and most sell one or more lines of new tires.

        The current franchise agreement offered by the Company grants the franchisee the non-exclusive retread manufacturing rights to use the Bandag Method for one or more applications and the Bandag trademarks in connection therewith within a specified territory, but the franchisee is free to market Bandag retreads outside the territory. No initial franchise fee is paid by a franchisee for its franchise.

        Other Applications The Company continues to manufacture and supply to its franchisees a limited amount of tread for Off-the-Road (OTR) tires, industrial tires, including solid and pneumatic, passenger car tires and light commercial tires for light trucks and recreational vehicles.

   Regulations

        Various federal and state authorities have adopted safety and other regulations with respect to motor vehicles and components, including tires, and various states and the Federal Trade Commission enforce statutes or regulations imposing obligations on franchisors, primarily a duty to disclose material facts concerning a franchise to prospective franchisees. Management is unaware of any present or proposed regulations or statutes which would have a material adverse effect upon the Company's business, but cannot predict what other regulations or statutes might be adopted or what their effect on the Company's business might be.

   Competition

        The Company faces strong competition in the market for replacement truck and bus tires, the principal retreading market which it serves. The competition comes not only from the major manufacturers of new tires, but also from manufacturers of retreading materials. Competitors include producers of "camelback," "strip stock," and "slab stock" for "hot-cap" retreading, as well as a number of producers of precured tread rubber. Various methods for bonding precured tread rubber to tire casings are used by competitors.

        Bandag retreads are often sold at a higher price than tires retreaded by the "hot-cap" process as well as retreads sold using competitive precured systems. The Company believes that the superior quality and greater mileage of Bandag retreads and expanded service programs to franchisees and end-users outweigh any price differential.

        Bandag franchisees compete with many new-tire dealers and retreading operators of varying sizes, which include shops operated by the major new-tire manufacturers, large independent retread companies, retreading operations of large trucking companies, and smaller commercial tire dealers.

   Sources of Supply

        The Company manufactures the precured tread rubber, cushion gum, and related supplies in Company-owned manufacturing plants in the United States, Canada, Brazil, Belgium, South Africa, Mexico, Malaysia and New Zealand. The Company has entered into joint venture agreements in India and Sri Lanka. The Company also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire handling systems, and other items of equipment used in the Bandag and Vakuum Vulk retreading methods. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, such as repair patches sold by the Company, are purchased from others.

        The Company purchases rubber and other materials for the production of tread rubber and other rubber products from a number of suppliers. The rubber for tread is primarily synthetic and obtained principally from sources which most conveniently serve the respective areas in which the Company's plants are located. Although synthetic rubber and other petrochemical products have periodically been in short supply and significant cost fluctuations have been experienced in previous years, the Company to date has not experienced any significant difficulty in obtaining an adequate supply of such materials. However, the effect on operations of future shortages will depend upon their duration and severity and cannot presently be forecast.

        The principal source of natural rubber, used for the Company's cushion gum, is the Far East. The supply of natural rubber has historically been adequate for the Company's purposes. Natural rubber is a commodity subject to wide price fluctuations as a result of the forces of supply and demand. Synthetic prices historically have been related to the cost of petrochemical feedstocks which were relatively stable prior to 1995. A relationship between natural rubber and synthetic rubber prices exists, but it is by no means exact.

   Patents

        The Company owns or has licenses for the use of a number of United States and foreign patents covering various elements of the Bandag and Vakuum Vulk Methods. The Company has patents covering improved features, some of which started expiring in 1995 and others that will continue to expire through the year 2011, and the Company has applications pending for additional patents.

        The Company's patent counsel has advised the Company that the United States patents are by law presumed valid and that the Company does not infringe upon the patent rights of others. While the outcome of litigation can never be predicted with certainty, such counsel has advised the Company that, in his opinion, in the event of litigation placing the validity of such patents at issue, the Company's United States patent position should remain adequate.

        The protection afforded the Bandag Method by foreign patents owned by the Company, as well as those under which it is licensed, varies among different countries depending mainly upon the extent to which the elements of the Bandag Method are covered, the strength of the patent laws and the degree to which patent rights are upheld by the courts. Patent counsel for the Company is of the opinion that its patent position in the foreign countries in which its principal sales are made is adequate and does not infringe upon the rights of others. The Company has, however, extended its foreign market penetration to some countries where little or no patent protection exists.

        The Company does not consider that patent protection is the primary factor in its successful retreading operation, but rather, that its proprietary technical "know-how," product quality, franchisee support programs and effective marketing programs are more important to its success.

        The Company has secured registrations for its trademark and service mark BANDAG, as well as other trademarks and service marks, in the United States and most of the other important commercial countries.

   Other Information

        The Company conducts research and development of new products, primarily in the tire retreading field, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $12,321,000 in 1993, $12,056,000 in 1994 and $12,556,000 in 1995.

        The Company's business has seasonal characteristics which are tied not only to the overall performance of the economy, but more specifically to the level of activity in the trucking industry. Tire demand does, however, lag the seasonality of the trucking industry. The Company's third and fourth quarters have historically been the strongest in terms of sales volume and earnings.

        As stated in the Company's 13D filed pursuant to the acquisition of the HON Industries common stock, "The shares of Common Stock purchased by Bandag have been acquired for investment purposes. Bandag believes that the Common Stock represents an attractive investment opportunity at this time." The Company continues to believe that HON Industries' common stock is a good, long-term investment consistent with the Company's overall corporate strategy to maximize long term shareholder value. The Company purchased the stock in 1987 and 1988 at a cost of $25.3 million and the market value of the shares currently held at the end of 1995 was $55.7 million.

        The Company has sought to comply with all statutory and administrative requirements concerning environmental quality. The Company has made and will continue to make necessary capital expenditures for environmental protection. It is not anticipated that such expenditures will materially affect the Company's earnings or competitive position.

        As of December 31, 1995, the Company had 2,485 employees.

   Financial Information about Industry Segments

        As stated above, the Company's continuing operations are conducted in one principal business and, accordingly, the Company's financial statements contain information concerning a single industry segment.

   Revenues of Principal Product Groups

        The following table sets forth (in millions of dollars), for each of the last three fiscal years, revenues attributable to the Company's principal product groups:
                                         1995        1994      1993
    Revenues:

      Tread rubber, cushion gum,
        and retreading supplies        $688.8       $613.1    $555.9

      Other products (1)                 58.4         45.9      39.8

      Corporate (2)                       8.1          6.7       5.4
                                       ------       ------    ------
                   Total               $755.3       $665.7    $601.1

   (1) Includes retreading equipment and the sale of new and retreaded tires and related services.

   (2)  Consists of interest and dividend income.


   Financial Information about Foreign and Domestic Operations

   Financial Statement "Operations in Different Geographic Areas and Sales by Principal Products" follows on page 10.


   BANDAG, INCORPORATED AND SUBSIDIARIES

   Operations in Different Geographic Areas and Sales by Principal Products

   The Company's operations are conducted in one principal business, which includes the manufacture of precured tread rubber, equipment and supplies for retreading tires. While the Company does business throughout the world, its principal markets are in the United States and Europe.

   Information concerning the Company's operations by geographic area and sales by principal product for the years ended December 31, 1995, 1994 and 1993 is shown below (in millions):

                                                        United States                      Europe
                                                     1995     1994     1993        1995     1994      1993
   Revenues
   Revenues from unaffiliated customers (1) (2)    $464.7   $421.5   $376.1      $136.7   $111.8    $104.6
   Transfers between areas (3)                       24.9     31.2     25.5         0.6      0.6       0.2
                                                   ------   ------   ------      ------   ------    ------
   Geographic area totals                          $489.6   $452.7   $401.6      $137.3   $112.4    $104.8

      Eliminations (deduction)
      Corporate revenues
   Total Revenues

   Earnings (Expenses)
      Operations (4)                               $121.2   $126.7   $110.4       $13.6     $6.8      $1.9
      Interest income
      Interest expense
      General corporate expenses
   Earnings Before Income Taxes

   Assets at December 31
      Operations                                   $290.1   $282.4   $258.2       $84.9    $79.6     $71.8
      Corporate (5)
   Total Assets

   Liabilities at December 31
      Operations                                    $79.5    $77.9    $76.6       $31.6    $29.5     $19.5
      Corporate (5)
   Total Liabilities

   Sales Information by Principal Product Group:
      Retread materials and supplies
      Other

                                                            Other                       Consolidated
                                                     1995     1994     1993        1995      1994     1993
   Revenues
   Revenues from unaffiliated customers (1) (2)    $145.8   $125.7   $115.0      $747.2    $659.0   $595.7
   Transfers between areas (3)                        1.7      3.5      3.5        27.2      35.3     29.2
                                                   ------   ------   ------      ------    ------   ------
   Geographic area totals                          $147.5   $129.2   $118.5      $774.4    $694.3   $624.9
      Eliminations (deduction)                                                    (27.2)    (35.3)   (29.2)
      Corporate revenues                                                            8.1       6.7      5.4
   Total Revenues                                                                ------    ------   ------
                                                                                 $755.3    $665.7   $601.1
   Earnings (Expenses)
      Operations (4)                                $23.1    $19.1    $15.5      $157.9    $152.6   $127.8
      Interest income                                                               8.1       6.6      5.3
      Interest expense                                                             (2.0)     (2.1)    (2.2)
      General corporate expenses                                                   (8.9)     (7.3)    (5.9)
                                                                                 ------    ------   ------
   Earnings Before Income Taxes                                                  $155.1    $149.8   $125.0

   Assets at December 31
      Operations                                    $78.0    $67.4    $66.2      $453.0    $429.4   $396.2
      Corporate (5)                                                               101.2     152.7    154.5
                                                                                 ------    ------   ------
   Total Assets                                                                  $554.2    $582.1   $550.7

   Liabilities at December 31
      Operations                                    $23.8    $16.6    $13.8      $134.9    $124.0   $109.9
      Corporate (5)                                                                19.3      24.1     27.7
                                                                                 ------    ------   ------
   Total Liabilities                                                             $154.2    $148.1   $137.6

   Sales Information by Principal Product Group:
      Retread materials and supplies                                                92%       93%      93%
      Other                                                                          8%        7%       7%
                                                                                  -----     -----    -----
                                                                                   100%      100%     100%

   (1) No single customer accounted for 10% or more of the Company's sales to unaffiliated customers in each of the years 1995, 1994 or 1993.

   (2) Export sales from the United States were less than 10% of sales to unaffiliated customers in each of the years 1995, 1994 or 1993.

   (3) Transfers between geographic areas are made at the transferor's selling price to unaffiliated customers less a predetermined discount to allow the transferee to recover its costs and earn an operating profit.

   (4) Aggregate foreign exchange losses included in determining net earnings amounted to approximately $1,187,000, $3,294,000 and $611,000 in 1995, 1994 and 1993, respectively.

   (5) Corporate assets are principally cash, investments, corporate office and related equipment. Corporate liabilities are principally dividends payable, short-term notes payable and other liabilities.


   Executive Officers of the Company

        The following table sets forth the names and ages of all executive officers of the Company, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his present office:

                                 Period of                           Period
                                  Service          Present             in
                                    with         Position or        Present
             Name           Age   Company           Office           Office

    Martin G. Carver*       47    17 Yrs.   Chairman of the Board,  15 Yrs.
                                            Chief Executive
                                            Officer and President

    Lucille A. Carver*      78    38 Yrs.   Treasurer               37 Yrs.

    Gary L. Carlson         45    22 Yrs.   Sr. Vice President and   2 Yrs.
                                            General Manager
                                            Eastern Hemisphere
                                            Retreading Division
                                            (EHRD)

    Donald F. Chester       60    12 Yrs.   Sr. Vice President,     12 Yrs.
                                            International

    Nathaniel L. Derby II   53    24 Yrs.   Vice President,         10 Yrs.
                                            Engineering

    Thomas E. Dvorchak      63    25 Yrs.   Sr. Vice President and  18 Yrs.
                                            Chief Financial
                                            Officer

    Sam Ferrise, II         39    14 Yrs.   Vice President,          3 Mos.
                                            Marketing

    Stuart C. Green         54     5 Yrs.   Sr. Vice President,      5 Yrs.
                                            Manufacturing

    Dr. Floyd S. Myers      54    14 Yrs.   Vice President,         10 Yrs.
                                            Research and
                                            Development

    William A. Sweatman     45    11 Yrs.   Vice President, Sales    3 Mos.

  *  Denotes that officer is also a director of the Company.

        Mr. Martin G. Carver was elected Chairman of the Board effective June 23, 1981, Chief Executive Officer effective May 18, 1982, and President effective May 25, 1983. Prior to his present position, Mr. Carver was also Vice Chairman of the Board from January 5, 1981 to June 23, 1981.

        Mrs. Carver has served as a Director and Treasurer of the Company for more than five years.

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

        Mr. Ferrise joined Bandag in 1981 as a Sales Development Manager. In January 1985 he was the Manager, Special Segment Marketing. In September 1985 he was named Division Manager, North Division Sales and served in that capacity until his promotion in February 1993 to Director, Sales & Marketing. He was elected to his present position on November 14, 1995 as Vice President, Marketing.

        Mr. Green joined Bandag in 1991 and was elected Senior Vice President, Manufacturing. From 1981 to that date, he was employed by Nissan Motor Manufacturing Corporation in various management positions in manufacturing, the latest of which was Director, Manufacturing Vehicle Assembly, Component Assembly and Paint Plants, Manufacturing Division.

        Dr. Myers joined Bandag in 1982 as Vice President, Advanced Research. In 1985, he was named Vice President, Technical and in 1994 he was named to his present position of Vice President, Research and Development.

        Mr. Sweatman joined Bandag in 1984 as a Sales Development Manager.
   In August 1987 he was promoted to Manager, South Division Sales and served in that capacity until September 1993, when he was promoted to Director, Sales & Marketing. He was elected to his present position on November 14, 1995 as Vice President, Sales.

        All of the above-named executive officers are elected annually by the Board of Directors, or are appointed by the Chairman of the Board and serve at the pleasure of the Board of Directors or the Chairman of the Board, as the case may be.

   ITEM 2.  PROPERTIES

        The general offices of the Company are located in a Company-owned 56,000 square foot office building in Muscatine, Iowa.

        The tread rubber manufacturing plants of the Company are located to service principal markets. The Company operates fourteen of such plants, six of which are located in the United States, and the remainder in Canada, Belgium, South Africa, Brazil, New Zealand, Mexico, Malaysia and Venezuela. The plants vary in size from 9,600 square feet to 194,000 square feet with the first plant being placed into production during 1959. All of the plants are owned in fee or under lease purchase contracts, except for the plants located in New Zealand, Malaysia and Venezuela, which are under standard lease contracts.

        Retreading equipment is manufactured at Company-owned plants located in Muscatine, Iowa and Campinas, S.P., Brazil, of approximately 60,000 square feet and 10,000 square feet, respectively. In addition, the Company owns a research and development center in Muscatine of approximately 58,400 square feet and a 26,000 square foot facility used primarily for training franchisees and franchisee personnel. Similar training facilities are located in Brazil, South Africa and Europe. The Company also owns a 26,000 square foot office and warehouse facility in Muscatine.

        In addition, the Company mixes rubber and produces cushion gum at a Company-owned 168,000 square foot plant in California. The Company owns its European headquarters office in Belgium and a 129,000 square foot warehouse in the Netherlands.

        In September 1995, Bandag do Brasil acquired 53,820 square feet of manufacturing facility located on 4.9 acres of land. The facility is located in Sorocaba in the State of Sao Paulo, Brazil.

        In the opinion of the Company, its properties are maintained in good operating condition and the production capacity of its plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

        At December 31, 1995, the net carrying amount of property, plant, and equipment pledged as collateral on other liabilities was approximately $11,089,000.

   ITEM 3.  LEGAL PROCEEDINGS

        Treadco, Inc. v. Bandag, Inc., et. al. On October 27, 1995, Treadco, Inc. ("Treadco"), Bandag's largest franchisee, filed a complaint in the Sebastian County Chancery Court, Fort Smith, Arkansas, against Bandag (Treadco, Inc. v. Bandag, Inc., et al., Case No. 95-1224). Treadco alleges in that action various Arkansas statutory and common law claims relating to allegations that Bandag wrongfully induced several Treadco employees to terminate their employment with Treadco and begin working for Bandag, that Bandag wrongfully induced Treadco customers to switch their business to other Bandag franchises, and that Bandag wrongfully refused to renew certain franchise agreements. Treadco seeks an unspecified amount of money damages and injunctive relief. On November 8, 1995, Bandag filed an action in the United States District Court for the Western District of Arkansas to compel the arbitration of Treadco's claims (Bandag, Inc. v. Treadco, Inc., Case No. 95-2204). The Arkansas Chancery Court stayed all proceedings pending the federal court's decision on Bandag's petition. Treadco has conceded that three of its claims against Bandag are subject to a binding arbitration agreement and Treadco and Bandag have both moved for judgment in the federal court on the issue of the arbitrability of Treadco's remaining claims. The federal court has not yet acted on these motions.

        On November 13, 1995, Bandag filed with the American Arbitration Association a demand for arbitration of all of the claims brought by Treadco in the Arkansas Chancery Court action. Treadco has joined issue in the arbitration matter on the three claims against Bandag that it concedes are subject to arbitration. Treadco also brought a counterclaim in the arbitration matter in which Treadco alleges that Bandag has engaged in conduct intended to restrain trade and destroy competition in violation of antitrust law. No date has been set for the arbitration hearing.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None
                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information concerning cash dividends declared and market prices of the Company's Common Stock and Class A Common Stock for the last three fiscal years is as follows:

                                           1995    % Change       1994    % Change      1993    % Change
    Cash Dividends Per Share-Declared
         First Quarter                 $ 0.2000               $ 0.1750              $ 0.1625
         Second Quarter                  0.2000                 0.1750                0.1625
         Third Quarter                   0.2000                 0.1750                0.1625
         Fourth Quarter                  0.2250                 0.2000                0.1750
                                       --------  ----         --------   ---        --------   ---
         Total Year                    $ 0.8250  13.8         $ 0.7250   9.4        $ 0.6625   8.2
                                       --------  ----         --------   ---        --------   ---
    Stock Price Comparison (A)
       Common Stock
         First Quarter                 $57.00 - 62.00         $50.75 - 63.50        $51.50 - 60.25
         Second Quarter                 56.75 - 64.63          49.13 - 55.13         44.75 - 57.88
         Third Quarter                  52.25 - 65.88          51.00 - 57.00         45.50 - 57.00
         Fourth Quarter                 49.00 - 54.88          52.00 - 61.88         52.88 - 56.63
         Year-End Closing Price                 54.13                  60.50                 55.38
       Class A Common Stock
         First Quarter                 $51.50 - 54.88         $48.25 - 59.50        $52.25 - 58.00
         Second Quarter                 52.25 - 60.50          44.50 - 52.50         44.25 - 55.00
         Third Quarter                  47.75 - 59.75          46.00 - 50.25         44.63 - 54.00
         Fourth Quarter                 47.50 - 53.63          46.25 - 54.63         49.75 - 54.13
         Year-End Closing Price                 53.00                  53.50                 51.75


   (A) High and low composite prices in trading on the New York and Chicago Stock Exchanges (ticker symbol BDG for Common Stock and BDGA for Class A Common Stock) as reported in The Wall Street Journal.

        The approximate number of record holders of the Company's Common Stock as of March 22, 1996, was 2,479, the number of holders of Class A Common Stock was 1,560, and the number of holders of Class B Common Stock was 319. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

   ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth certain Consolidated Selected Financial Data for the periods and as of the dates indicated:

                                       1995       1994       1993        1992          1991
                                              (in thousands, except per share data)
    Net Sales                       $740,363   $650,567   $590,199     $591,374     $582,913
    Earnings Before Cumulative
      Effect of Changes in
      Accounting Methods             $97,027    $93,994    $78,734      $83,023      $79,599
    Cumulative Effect of Changes
      in Accounting Methods, Net
      of Related Tax Effect              ---        ---        ---         (220)         ---
                                     -------    -------    -------      -------      -------
    Net Earnings                     $97,027    $93,994    $78,734      $82,803      $79,599
                                     -------    -------    -------      -------      -------
    Total Assets (A)                $554,159   $582,146   $550,731     $469,239     $442,157
    Noncurrent Liabilities           $11,857     12,252     11,039        7,366        5,586

    Earnings Per Share Before
      Cumulative Effect of Changes
      in Accounting Methods (B)        $3.82      $3.51      $2.88        $2.99        $2.86
    Cumulative Effect of Changes
      in Accounting Methods, Net
      of Related Tax Effect              ---        ---        ---        (0.01)         ---
                                     -------    -------    -------      -------      -------
    Earnings Per Share (B)             $3.82      $3.51      $2.88        $2.98        $2.86
                                     -------    -------    -------      -------      -------
    Cash Dividends Per
      Per Share-Declared (B)         $0.8250    $0.7250    $0.6625      $0.6125      $0.5625


   (A) The change in accounting for certain investments in 1993 effected comparability with prior periods financial data which have not been restated.

   (B) Adjusted to give retroactive effect to the Company's June 10, 1992 stock dividend of Class A Common Stock.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   1995-1994

   Consolidated net sales increased 14% from 1994. Retread unit volume increased three percent while the translated value of the Company's foreign-currency-denominated sales accounted for two percent of the increase. The remaining nine percent increase was from the cumulative increases in selling prices in 1994 and 1995 in response to higher raw material costs. The Company's seasonal sales pattern, which is tied to trucking industry activity, is similar to previous years with the third and fourth quarters being the strongest for both sales and earnings.

   The Company's consolidated gross profit margin declined by 1.8 percentage points from 1994, because of some raw material cost increases which were not passed on to dealers. This, combined with increased operating expenses related principally to increased spending for marketing programs, resulted in net earnings improving only 3% from 1994. The Company's effective income tax rate of 37.4% was comparable to the previous year's rate.

   1995 earnings per share of $3.82 were $.31 higher, a 9% increase from 1994. During the year, the Company acquired 1,946,000 shares of its outstanding Common Stock and Class A Common Stock for $107,964,000, at prevailing market prices. This, in combination with the previous year's purchases, resulted in fewer average shares outstanding in 1995. This had a favorable impact of $.17 on earnings per share.

   Domestic sales in 1995 were 11% higher than a year ago due to increased selling prices in 1994 and 1995, and higher equipment sales. Tread volume increased only 1%. Average raw material costs for the year were approximately 27% higher than the previous year's average. Selling prices were increased only in the first quarter, as the Company chose to absorb further increases during the year. This resulted in a gross margin decline of 3 percentage points. Domestic 1995 earnings before income taxes declined four percentage points from the prior year due to flat sales volume and higher raw material costs, as well as increased spending for marketing programs.

   The Company's foreign operations comprised 38% and 24% of 1995's sales revenue and earnings before income taxes, respectively. This represents a two percentage-point increase, as a percent of total revenues, and a seven percentage-point increase, as a percent of total earnings before income taxes, in comparison with the prior year.

   Unit volume in Europe increased 6% over 1994. Sales improved by 22% with 14 percentage points due to the favorable impact on the translated value of the Company's foreign-currency-denominated sales. Gross profit margin in 1995 increased 2 percentage points compared to 1994 due to higher production levels and lower manufacturing spending. Earnings before income taxes improved by 100% over the prior year.

   Unit volume for the Company's other combined foreign operations improved by 6% over 1994, with sales increasing by 16%. The sales increase exceeded the unit volume increase due to the favorable impact of the higher translated value of foreign-currency-denominated sales coupled with selling price increases initiated during the year in response to higher raw material costs. Gross profit margin decreased 1 percentage point, but operating expenses, as a percent of sales, also decreased by approximately one percentage point from the previous year. Earnings before income taxes increased by 21% due to the increased sales combined with a substantial increase in other income.

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

   Unit volume in Europe increased 6% over 1993, while sales improved by 8%. Gross profit margin increased 2.7 percentage points in 1994 compared to 1993 due to higher production volume but relatively flat manufacturing costs. Selling price increases during 1994 were not as significant as in the Company's domestic markets because the strong Belgian franc offset most of Europe's raw material cost increases, which are based on world prices. Overall, earnings before income taxes improved by 250% over the previous year.

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

   Consolidated net earnings decreased by 5% compared to 1992. The Company's consolidated gross profit margin declined by 2.4 percentage points, but this was partially offset by a 1.5 percentage-point decline in total operating expenses as a percent of sales because of generally lower spending in many categories. The Company's decrease in gross margin was primarily due to higher depreciation in expense, attributable to higher capital spending in recent years, and higher overall manufacturing costs in line with generally higher cost levels.

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

   The Company's European operations, while experiencing a relatively small 1% decrease in unit volume, showed a 13% decrease in sales revenue. The relative lower increase in revenues was due to the unfavorable impact of currency rates and lower selling prices in some European markets, with the currency rates having the greater impact. Earnings before income taxes were adversely impacted in 1993, decreasing by 60% from the previous year.

   The earnings decrease was due to the lower translation rate, combined with a five-percentage point drop in gross profit margin. The lower gross profit margin was due to higher raw material and manufacturing costs, which the Company absorbed because of strong competitive pressures, and non-recurring inventory valuation adjustments.

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

   Impact of Inflation and Changing Prices

   While it has been the Company's long-standing practice to adjust its effective selling prices to recover increased production and raw material costs and maintain its gross profit margin, due to competitive conditions, the Company elected in 1995 not to implement all such increases in its domestic markets.

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

   Capital Resources and Liquidity

   At the end of 1995, current assets exceeded current liabilities by $206,424,000. Cash and cash equivalents, which totaled $31,017,000 at year-end, decreased $15,502,000 during the year. The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments. These investments decreased by $27,091,000 from the prior year.

   No major changes in working capital requirements are foreseen, except for normal business growth. The Company funds its capital expenditures from the cash flow it generates from operations. During 1995, the Company spent $28,411,000 for capital expenditures.

   As of December 31, 1995, the Company had available uncommitted lines of credit totaling $78,000,000 in the United States for working capital purposes. Also, the Company's foreign subsidiaries have approximately $39,000,000 in credit and overdraft facilities available to them. From time to time during 1995, the Company's European operations borrowed funds to supplement their operational cash flow needs or to settle intercompany transactions. The Company's long-term liabilities totaled $11,857,000 at year end, which are approximately 3% of long-term liabilities and stockholders' equity combined. The Company has no plans at this time to undertake additional liabilities of any material amount.

   During the year, the Company acquired 1,946,000 shares of its outstanding Common Stock and Class A Common Stock for $107,964,000 at prevailing market prices and paid cash dividends amounting to $20,651,000. The Company generally funds its dividends and stock repurchases from the cash flow generated from its operations. Historically, the Company has utilized excess funds to purchase its own shares, believing the acquisition of the Company's stock to be a good investment.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                                                                        Page
    Report of Independent Auditors                                        24

    Consolidated Balance Sheets as of December 31, 1995,
    1994 and 1993                                                      25-26

    Consolidated Statements of Earnings for the Years Ended
    December 31, 1995, 1994 and 1993                                      27

    Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993                                      28

    Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended December 31, 1995, 1994 and 1993                  29

    Notes to Consolidated Financial Statements
                                                                       30-42

                         Report of Independent Auditors

   Stockholders and Board of Directors
   Bandag, Incorporated

   We have audited the accompanying consolidated balance sheets of Bandag, Incorporated and subsidiaries as of December 31, 1995, 1994, and 1993, and the related consolidated statements of earnings, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated and subsidiaries at December 31, 1995, 1994, and 1993, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   /s/ Ernst & Young LLP

   Chicago, Illinois
   February 2, 1996

   Consolidated Balance Sheets
                                                                            December 31
   Assets                                                            1995       1994      1993
   Current Assets                                                         (in thousands)
     Cash and cash equivalents                                    $31,107    $46,519   $58,004
     Investments - Note B                                           9,773     36,864    25,043
     Accounts receivable, less allowance
     (1995 - $12,327; 1994 - $11,883; 1993 - $11,217)             200,300    178,057   161,506
     Inventories:
       Finished products                                           40,252     37,022    34,947
       Material and work in process                                12,811     14,132     8,186
                                                                  -------     ------    ------
                                                                   53,063     51,154    43,133
     Deferred income tax assets                                    22,451     21,230    20,210
     Prepaid expenses and other current assets                     11,854     11,055     8,245
                                                                  -------     ------    ------
         Total Current Assets                                     328,458    344,879   316,141

   Property, Plant, and Equipment, on the Basis of Cost:
     Land                                                           3,731      3,587     3,332
     Buildings and improvements                                    84,426     79,981    73,016
     Machinery and equipment                                      287,771    267,986   233,143
     Construction and equipment installation in progress            6,327      8,177    10,651
                                                                  -------     ------    ------
                                                                  382,255    359,731   320,142
     Less allowances for depreciation and amortization           (237,405)  (207,973) (173,521)
                                                                  -------     ------    ------
                                                                  144,850    151,758   146,621

   Marketable Equity Securities - Note B                           55,684     64,066    69,496
   Other Assets                                                    25,167     21,443    18,473
                                                                  -------     ------    ------
         Total Assets                                            $554,159   $582,146  $550,731
                                                                  -------   --------  --------
   Liabilities and Stockholders' Equity
   Current Liabilities
     Accounts payable                                             $24,268    $20,014   $15,757
     Accrued employee compensation and benefits                    21,604     17,695    15,391
     Accrued marketing expenses                                    32,485     28,609    26,163
     Other accrued expenses                                        25,098     23,433    16,833
     Dividends payable                                              5,440      5,270     4,752
     Income taxes payable                                          10,124      9,999    11,429
     Short-term notes payable and other liabilities                 3,015      8,280    12,217
                                                                  -------     ------    ------
       Total Current Liabilities                                  122,034    113,300   102,542

   Other Liabilities                                               11,857     12,252    11,039
   Deferred Income Tax Liabilities                                 20,289     22,545    24,058
   Stockholders' Equity - Note E
     Common Stock; $1.00 par value; authorized -
      21,500,000 shares; issued and outstanding -
      10,112,164 shares in 1995; 10,788,985 shares
      in 1994; 11,215,008 shares in 1993                           10,112     10,789    11,215
     Class A Common Stock; $1.00 par value; authorized -
      50,000,000 shares; issued and outstanding -
      11,711,344 shares in 1995; 12,976,211 shares
      in 1994; 13,576,971 shares in 1993                           11,711     12,976    13,577
     Class B Common Stock; $1.00 par value; authorized -
      8,500,000 shares; issued and outstanding -
      2,355,352 shares in 1995; 2,357,976 shares
      in 1994; 2,360,513 shares in 1993                             2,355      2,358     2,361
     Additional paid-in capital                                     2,493      3,192     2,859
     Retained earnings                                            355,814    384,607   362,040
     Unrealized gain on securities available-for-sale,
      net of related tax effect (1995 - $11,700; 1994 - $15,159;
      1993 - $16,500)                                              19,568     24,491    27,693
    Equity adjustment from foreign currency translation            (2,074)    (4,364)   (6,653)
                                                                  -------     ------    ------
        Total Stockholders' Equity                                399,979    434,049   413,092
                                                                  -------     ------    ------
          Total Liabilities and Stockholders' Equity             $554,159   $582,146  $550,731
                                                                  -------     ------    ------


   See notes to consolidated financial statements.

   Consolidated Statements of Earnings
                                                                   Year Ended December 31
                                                                   1995       1994      1993
                                                         (in thousands, except per share data)
   Income:
     Net sales                                                   $740,363   $650,567  $590,199
     Other income                                                  14,911     15,125    10,860
                                                                 --------   --------  --------
                                                                  755,274    665,692   601,059
   Costs and expenses:
     Cost of products sold                                        442,837    377,385   352,095
     Engineering, selling, administrative and other expenses      155,362    136,346   121,823
     Interest                                                       1,959      2,126     2,166
                                                                 --------   --------  --------
                                                                  600,158    515,857   476,084
                                                                 --------   --------  --------
         Earnings Before Income Taxes                             155,116    149,835   124,975
     Income Taxes - Note D                                         58,089     55,841    46,241
                                                                 --------   --------  --------
         Net Earnings                                            $ 97,027    $93,994   $78,734
                                                                 --------   --------  --------
         Net Earnings Per Share - Note E                         $   3.82   $   3.51  $   2.88
                                                                 ========   ========  ========


   See notes to consolidated financial statements.

   Consolidated Statements of Cash Flows
                                                                     Year Ended December 31
                                                                   1995       1994       1993
                                                                          (in thousands)
   Operating Activities
     Net earnings                                                 $97,027    $93,994   $78,734
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Provisions for depreciation and amortization                34,595     35,328    33,322
       Change in deferred income taxes                             (3,462)    (2,590)   (3,129)
       Change in operating assets and liabilities:
         Accounts receivable                                      (19,674)   (14,211)      567
         Inventories                                               (1,148)    (6,872)    8,573
         Prepaid expenses and other current assets                     94     (2,019)   (1,686)
         Accounts payable and other accrued expenses               11,164     13,219    (6,019)
         Income taxes payable                                         158     (1,357)    1,472
         Other assets                                                 443      1,131     1,978
                                                                  -------    -------   -------
       Net Cash Provided by Operating Activities                  119,197    116,623   109,856

   Investing Activities
     Additions to property, plant and equipment                   (28,411)   (40,799)  (40,472)
     Net disposition of property, plant and equipment                 724      1,151     3,207
     Purchases of investments                                     (27,379)   (61,775)  (37,868)
     Maturities of investments                                     54,470     49,954    15,775
     Sale of marketable equity securities                               -      2,447         -
                                                                  -------    -------    ------
       Net Cash Used in Investing Activities                         (596)   (49,022)  (59,358)

   Financing Activities
     Proceeds from short-term notes payables                       41,230     80,425    75,094
     Principal payments on short-term notes payable
      and other liabilities                                       (46,887)   (86,442)  (75,623)
     Cash dividends                                               (20,651)   (19,310)  (18,033)
     Purchases of Common Stock and Class A Common Stock          (107,964)   (53,580)   (6,797)
                                                                 --------    -------   -------
       Net Cash Used in Financing Activities                     (134,272)   (78,907)  (25,359)

   Effect of exchange rate changes on cash and cash equivalents       169       (179)     (952)
                                                                 --------    -------   -------
       Increase (Decrease) in Cash and Cash Equivalents           (15,502)   (11,485)   24,187
   Cash and cash equivalents at beginning of year                  46,519     58,004    33,817
                                                                 --------    -------   -------
       Cash and Cash Equivalents at End of Year                  $ 31,017    $46,519   $58,004
                                                                 --------    -------   -------

   See notes to consolidated financial statements.

   Consolidated Statements of Changes in Stockholders' Equity
                                                 Common Stock                  Class A                   Class B
                                                  Issued and                 Common Stock              Issued and
                                                  Outstanding           Issued and Outstanding         Outstanding
                                               Shares      Amount       Shares         Amount      Shares     Amount
    (In thousands, except share data)
    Balance at January 1, 1993               11,233,382    $11,233     13,646,971     $13,647    2,411,189    $2,411
     Net earnings for the year
     Cash Dividends - $.6625 per share
     Conversion of Class B Common
       Stock to Common Stock - Note E            50,676         51                                 (50,676)      (50)
     Common Stock issued under
       Restricted Stock Grant Plan-
       Note E                                     5,150          5
     Purchases of Common Stock and
       Class A Common Stock                     (74,200)       (74)       (70,000)        (70)
      Unrealized gain on securities
       available-for-sale, net of
       deferred income taxes of $16,500
      Adjustment from foreign currency
       translation
                                             ----------     ------     ----------      ------    ---------     -----
    Balance at December 31, 1993             11,215,008     11,215     13,576,971      13,577    2,360,513     2,361
     Net earnings for the year
     Cash Dividends - $.7250 per share
     Conversion of Class B Common
      Stock to Common Stock - Note E              2,537          2                                  (2,537)       (3)
     Common Stock and Class A Common
      Stock issued under Restricted
      Stock Grant Plan - Note E                   4,030          4          4,030           4
     Common Stock and Class A Common
      Stock issued under Stock Award
      Program Plan - Note E                       2,810          3          2,810           3
     Purchases of Common Stock and
      Class A Common Stock                     (435,400)      (435)      (607,600)       (608)
     Unrealized loss on securities
      available-for-sale, net of
      deferred income taxes of $1,341
     Adjustment from foreign currency
      translation
                                             ----------     ------     ----------      ------    ---------     -----
    Balance at December 31, 1994             10,788,985     10,789     12,976,211      12,976    2,357,976     2,358
     Net earnings for the year
     Cash Dividends - $.8250 per share
     Conversion of Class B Common
      Stock to Common Stock - Note E              2,624          3                                  (2,624)       (3)
     Common Stock and Class A Common
      Stock issued under Restricted
      Stock Grant Plan - Note E                   4,430          4          4,430           4
     Forfeitures of Common Stock and
      Class A Common Stock under
      Restricted Stock Grant Plan -
      Note E                                     (3,817)        (4)        (2,939)         (3)
     Purchases of Common Stock and
      Class A Common Stock                     (680,058)      (680)    (1,266,358)     (1,266)
     Unrealized loss on securities
      available-for-sale, net of
      deferred income taxes of $3,459
     Adjustment from foreign currency
      translation
                                             ----------     ------     ----------      ------    ---------     -----
    Balance at December 31, 1995             10,112,164    $10,112     11,711,344     $11,711    2,355,352    $2,355
                                             ==========     ======     ==========     =======    =========   =======

                                                                            Unrealized        Equity
                                                                          Gain (Loss) on      Adjustment
                                             Additional                    Securities        from Foreign
                                               Paid-In      Retained      Available-for-       Currency
                                               Capital      Earnings         Sale            Translation
    (In thousands, except share data)
    Balance at January 1, 1993                  $2,631      $307,939                           $(3,251)
      Net earnings for the year                               78,734
      Cash Dividends - $.6625 per share                      (18,033)
     Conversion of Class B Common
       Stock to Common Stock - Note E
     Common Stock issued under
       Restricted Stock Grant Plan-
       Note E                                      281
     Purchases of Common Stock and
       Class A Common Stock                        (53)       (6,600)
     Unrealized gain on securities
      available-for-sale, net of
      deferred income taxes of $16,500                                        $27,693
     Adjustment from foreign currency                                                           (3,402)
      translation                            ---------       -------         --------           ------
    Balance at December 31, 1993                 2,859       362,040           27,693           (6,653)
      Net earnings for the year                               93,994
      Cash Dividends - $.7250 per share                      (19,310)
      Conversion of Class B Common Stock to
       Common Stock - Note E
      Common Stock and Class A Common Stock
       issued under Restricted Stock Grant
       Plan - Note E                               440
      Common Stock and Class A Common
       Stock issued under Stock Award
       Program Plan - Note E                       313
     Purchases of Common Stock and Class A
      Common Stock                                (420)      (52,117)
     Unrealized loss on securities
      available-for-sale, net of deferred
      income taxes of $1,341                                                   (3,202)
     Adjustment from foreign currency
      translation                                                                                2,289
                                               -------       -------          -------           ------
    Balance at December 31, 1994                 3,192       384,607           24,491           (4,364)
      Net earnings for the year                               97,027
      Cash Dividends - $.8250 per share                      (20,651)
      Conversion of Class B Common Stock to
       Common Stock - Note E
      Common Stock and Class A Common
       Stock issued under Restricted
       Stock Grant Plan - Note E                   436
      Forfeitures of Common Stock and
       Class A Common Stock under
       Restricted Stock Grant Plan -
       Note E                                     (287)
      Purchases of Common Stock and Class A
       Common Stock                               (848)     (105,169)
      Unrealized loss on securities
       available-for-sale, net of deferred
       income taxes of $3,459                                                  (4,923)
      Adjustment from foreign currency
       translation                                                                               2,290
                                                ------      --------          -------          -------
    Balance at December 31, 1995                $2,493      $355,814          $19,568          $(2,074)
                                                ======      ========          =======          =======

   See notes to consolidated financial statements


   Notes to Consolidated Financial Statements

   A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation:
   The consolidated financial statements include the accounts and transactions of all subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates:
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash Equivalents:
   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

   Accounts Receivable and Concentrations of Credit Risk:
   Concentrations of credit risk with respect to accounts receivable are limited due to the number of dealers the Company has and their geographic dispersion. The Company maintains close working relationships with these customers and performs ongoing credit evaluations of their financial condition. No one customer is large enough to pose a significant financial risk to the Company. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable. Credit losses have been within management's expectations.

   Inventories:
   Inventories are valued at the lower of cost, determined by the last in, first out (LIFO) method, or market.

   The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $24,479,000, $19,143,000, and $20,189,000 at December 31, 1995, 1994 and 1993, respectively.

   Property, Plant and Equipment:
   Provisions for depreciation and amortization of plant and equipment are principally computed using declining-balance methods, based upon the estimated useful lives of the various classes of depreciable assets.

   Foreign Currency Translation:
   Assets and liabilities of foreign subsidiaries are translated at the current exchange rate and items of income and expense are translated at the average exchange rate for the year. Exchange gains and losses arising from translations denominated in a currency other than the functional currency of the foreign subsidiary and translation adjustments in countries with highly inflationary economies or in which operations are directly and integrally linked to the Company's U.S. operations are included in income.

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

   The following is a summary of securities held-to-maturity and available-for-sale (in thousands):
                                                Gross     Gross
                                                 Un-       Un-       Esti-
                                                real-     real-      mated
                                                ized      ized       Fair
                                     Cost       Gains    Losses      Value
    December 31, 1995

    Securities Held-to-Maturity

    Obligations of states and
      political subdivisions      $19,028        $6        $ -       $19,034

    Short-term corporate debt       4,450         -          -         4,450

    Investment in Eurodollar
      time deposits                 7,100         -          -         7,100
                                  -------       ---        ---       -------
                                  $30,578        $6        $ -       $30,584
                                  =======       ===        ===       =======
   Securities Available-for-
      Sale
    Marketable equity
      securities                  $24,416   $31,268        $ -       $55,684
                                 ========   =======        ===       =======
    December 31, 1994

    Securities Held-to-Maturity

    Obligations of states and
      political subdivisions      $44,779       $23       $(66)      $44,736

    Short-term corporate debt       8,450         -          -         8,450

    Investment in Eurodollar
      time deposits                22,450         -          -        22,450
                                  -------     -----       ----       -------
                                  $75,679       $23       $(66)      $75,636
                                  =======       ===       ====       =======
    Securities Available-for-
      Sale

    Marketable equity
      securities                  $24,416   $39,650        $ -       $64,066
                                  =======   =======        ===       =======

    December 31, 1993

    Securities Held-to-Maturity

    Obligations of states and
      political subdivisions      $27,343       $28       ($14)      $27,357

    Short-term corporate debt      16,500         -          -        16,500

    Investment in Eurodollar
      time deposits                33,050         -          -        33,050
                                  -------      ----       ----       -------
                                  $76,893       $28       ($14)      $76,907
                                  =======      ====       ====       =======
    Securities Available-for-
      Sale

    Marketable equity
      securities                  $25,303   $44,193        $ -       $69,496
                                  =======   =======        ===       =======

   At December 31, 1995, 1994 and 1993, securities held-to-maturity are due in one year or less and include $20,805,000, $38,815,000 and $51,850,000, respectively, reported as cash equivalents.

   C.  SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

   The carrying amount reported in the consolidated balance sheet of the Company's short-term notes payable approximates its fair value.

   Total available funds under unused lines of credit at December 31, 1995 amounted to $117 million.

   The weighted average interest rate on short-term borrowings outstanding as of December 31, 1995, 1994, and 1993, was 10.7%, 7.3%, and 8.3%,
   respectively.

   Interest paid on short-term notes payable and other obligations amounted to $2,231,000, $1,747,000, and $1,529,000 in 1995, 1994, and 1993,
   respectively.

   D.  INCOME TAXES

   Significant components of the Company's deferred tax assets (liabilities) reflecting the net tax effects of temporary differences are summarized as follows:
                                                  December 31
                                       1995          1994           1993
                                                (in thousands)
    Obligation to provide
      postretirement benefits         $2,039        $2,093         $1,728

    Marketing programs                11,148        10,152          8,515

    Accounts receivable valuation
      allowances                       2,834         3,005          2,690

    Unremitted earnings of foreign
      subsidiaries                    (1,999)       (3,119)        (3,886)

    Excess pension funding            (3,252)       (2,890)        (2,761)

    Purchased tax benefits            (1,531)       (1,975)        (2,358)

    Unrealized holding gain on
      marketable equity securities   (11,700)      (15,159)       (16,500)

    Other, net                         4,623         6,578          8,724
                                     -------        ------         ------
   Net deferred tax assets            $2,162       ($1,315)       ($3,848)
      (liabilities)                   ======       =======        =======


   The components of earnings before income taxes are summarized as follows:

                                        Year Ended December 31
                                  1995         1994            1993
                                           (in thousands)

    Domestic                   $116,373     $123,715         $107,450
    Foreign                      38,743       26,120           17,525
                               --------     --------         --------
                               $155,116     $149,835         $124,975
                               ========     ========         ========

   Significant components of the provision for income tax expense (credit) are summarized as follows:

                                            Year Ended December 31
                                       1995         1994           1993
                                               (in thousands)
    Current:

      Federal                        $39,513      $42,965        $35,200

      State                            4,900        4,712          3,665

      Foreign                         14,010       10,118          6,996

    Deferred:

      Federal                         (1,555)      (3,842)         1,280

      State                             (107)        (163)           161

      Foreign                          1,768        2,434           (736)

    Equivalent credit relating to
      purchased income tax benefits     (440)        (383)          (325)
                                     -------      -------        -------
                                     $58,089      $55,841        $46,241
                                     =======      =======        =======

   No item, other than state income taxes in 1995, 1994, and 1993, affects the Company's effective income tax rate by an amount which exceeds 5% of the income tax expense computed at the statutory rate.

   Undistributed earnings of subsidiaries on which deferred income taxes have not been provided are not significant.

   Income taxes paid amounted to $58,238,000, $61,706,000, and $42,840,000 in
   1995, 1994, and 1993, respectively.

   E.  STOCKHOLDERS' EQUITY

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

   Under the terms of the Bandag, Incorporated Restricted Stock Grant Plan, the Company is authorized to grant up to an aggregate of 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock to certain key employees. The shares granted under the Plan will entitle the grantee to all dividends and voting rights; however, such shares will not vest until seven years after the date of grant. If a grantee's employment is terminated prior to the end of the seven-year period for any reason other than death, disability or termination of employment after age 60, the shares will be forfeited and made available for future grants. A grantee who has attained age 60 and employment is then terminated prior to the end of the seven-year vesting period does not forfeit the nonvested shares. During the years ended December 31, 1995, 1994, and 1993, 4,430 shares, 4,030 shares and 5,150 shares of Common Stock, respectively, were granted under the Plan. During the years ended December 31, 1995 and 1994, 4,430 shares and 4,030 shares of Class A Common Stock, respectively, were also granted under the Plan. The resulting charge to earnings amounted to $770,000, $779,000, and $495,000, in 1995, 1994, and 1993, respectively.
   During the year ended December 31, 1995, 3,817 shares of Common Stock and 2,939 shares of Class A Common Stock were forfeited. The credit to 1995 earnings related to the forfeited shares was approximately $291,000. At December 31, 1995, 49,655 shares of Common Stock and 59,425 shares of Class A Common Stock are available for grant under the Plan.

   Under the terms of the Bandag, Incorporated Nonqualified Stock Option Plan, the Company is authorized through November 13, 1997 to grant options to purchase up to 500,000 shares of Common Stock and 500,000 shares of Class A Common Stock to certain key employees. The option price is equal to the market value of the shares on the date of grant. No options were granted under the Plan in 1995, 1994, or 1993. At December 31, 1995, options to purchase 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock are outstanding and exercisable at $23.458 per share for Common Stock options and $22.792 per share for Class A Common Stock options. Options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock expire on November 13, 1997, and each of the four anniversaries thereafter. At December 31, 1995, no options granted under this Plan have been exercised and options to purchase 400,000 shares of Common Stock and 400,000 shares of Class A Common Stock are available for grant.

   In 1994, the Company established a stock award program covering substantially all U.S. and Canadian employees, to promote employee commitment and ownership in the Company, and awarded 2,810 shares each of Common Stock and Class A Common Stock. The resulting charge to 1994 earnings amounted to $319,000. In 1995, $284,000 was charged to earnings for the estimated cost of 1995 awards to be made under the stock award program in 1996.

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

   Aggregate accumulated benefit obligations, projected benefit obligations, as estimated by consulting actuaries, plan net assets and funded status are as follows:
                                                     December 31
                                              1995       1994          1993
                                                    (in thousands)
    Actuarial present value of
    accumulated benefit obligations:

    Vested                                  $33,787    $30,535       $29,463

    Nonvested                                 5,810      2,310         2,932
                                            -------    -------       -------
                                            $39,597    $32,845       $32,395
                                            =======    =======       =======
    Plan net assets at fair value           $79,291    $63,594       $60,723

    Projected benefit obligations            54,496     46,367        50,947
                                            -------    -------       -------
    Plan net assets in excess of
      projected benefit obligations          24,795     17,227         9,776

    Unrecognized prior service cost           1,278      1,214         1,653

    Unamortized actuarial net loss
      (gain)                                (12,988)    (5,728)          481

    Unamortized net transition gain          (6,332)    (7,080)       (7,939)
                                             ------     ------        -------
    Prepaid pension cost included in
      the consolidated balance sheet        $ 6,753    $ 5,633       $ 3,971
                                            =======    =======       =======

   Assumptions used in the determination of the actuarial present value of the projected benefit obligation and net pension cost are as follows:

                                                       December 31
                                                 1995      1994    1993

    Weighted average discount rate               7.00%    7.50%    6.50%

    Rate of increase in future compensation      4.75%    5.00%    5.25%

    Expected long-term rate of return on
      assets                                     8.00%    8.00%    8.00%

   Assets of the plans are principally invested in guaranteed interest contracts, common stock, and stock mutual funds.

   Pension expense (credit) is composed of the following:

                                                Year Ended December 31
                                                1995     1994     1993
                                                    (in thousands)
    Service cost for benefits earned
      during the year                          $1,929   $3,183   $2,957

    Interest cost on projected benefit
      obligations                               2,899    3,343    3,079

    Investment return on plan assets          (14,510)  (1,454)  (3,958)

    Net amortization and deferral               8,964   (4,161)  (1,269)
                                               ------    -----   ------
    Net periodic pension expense (credit)      $ (718)  $  911   $  809
                                               ======    =====   ======

   The Company also sponsors defined-contribution plans, covering substantially all salaried employees in the United States. Annual contributions are made in such amounts as determined by the Company's Board of Directors. Although employees may contribute up to 12% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company recorded expense for contributions in the amount of $3,578,000, $2,892,000, and $2,921,000 in 1995, 1994, and 1993, respectively.

   Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company's contributions to foreign plans were not significant in 1995, 1994, and 1993.

   G.  OTHER POSTRETIREMENT EMPLOYEE BENEFITS

   The Company provides medical benefits under its self-insured health benefit plan to certain individuals who retired from employment before January 1, 1993. Employees who retire after December 31, 1992 and are at least age 62 with 5 years of service are eligible for temporary medical benefits that cease at age 65. The program is contributory, with retiree contributions adjusted periodically. The program also contains co-insurance provisions, which result in shared costs between the Company and the retiree. The Company's postretirement medical obligations are unfunded.

   The following table sets forth amounts recognized in the Company's consolidated balance sheet:
                                                       December 31
                                                1995      1994     1993
                                                      (in thousands)
    Accumulated postretirement benefit
      obligation:

      Retirees                                 $2,109    $1,847    $1,998

      Fully eligible active plan
       participants                               111        92       114

      Other active plan participants            2,754     1,801     1,958
                                               ------     -----     -----
    Accumulated postretirement benefit
      obligation                                4,974     3,740     4,070

    Unrecognized net gain and prior
      service cost                                351     1,105       443
                                               ------    ------    ------
    Accrued postretirement benefit cost        $5,325    $4,845    $4,513

    Net periodic postretirement benefit-
      cost includes the following
      components:

    Service cost                                 $200      $167      $195

    Interest cost on accumulated
      postretirement benefit obligation           321       261       293

    Net amortization and deferral                  33        (2)        4
                                                 ----      ----      ----
    Net periodic postretirement benefit          $554      $426      $492
      cost                                       ====      ====      ====

   The weighted-average annual assumed rate of increase in the per capita cost of covered benefits is 11% for 1996 and is assumed to decrease gradually to 6% for 2001 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $705,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by $86,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for 1995, 7.5% for 1994, and 6.5% for 1993.

   Substantially all United States employees with the Company on and after January 1, 1993 are covered by the Bandag Security Program, which provides fully vested benefits after 5 years of service. Benefits under this program are available upon retirement or separation for any other reason and may be used in connection with medical expense, insurance premiums, or for any other purpose. The periodic cost and benefit obligation information for the Bandag Security Program is reflected in Note F.

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

   At December 31, 1995 and 1994, the Company had approximately $18,156,000 and $10,513,000, respectively, in foreign currency forward exchange contracts and foreign currency option contracts designated and effective as hedges which became due in various amounts and at various dates through September of the following year. Such contracts were principally for the purpose of hedging commitments arising from forecasted material purchases and intercompany export sales, respectively. Unrealized gains and losses on the forward exchange contracts and the currency option contracts are deferred and will be recognized in income in the same period as the hedged transaction. The difference between the contract amounts and their fair value, in the aggregate, was insignificant at December 31, 1995 and 1994.

   I.  BUSINESS INFORMATION BY GEOGRAPHIC AREA

   The information regarding operations in different geographic areas is presented on page 10 of this report, and is included herein by reference.

   J.  SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

   Unaudited quarterly results of operations for the years ended December 31, 1995 and 1994 are summarized as follows:

                                              Quarter Ended
    (In thousands, except      Mar. 31    Jun. 30     Sep. 30       Dec. 31
      for share data)
    1995:

    Net sales                 $168,243   $182,929     $190,337      $198,854

    Gross profit                65,134     73,710       77,991        80,691

    Net earnings                19,579     24,910       27,050        25,488

    Net earnings per share       $0.75      $0.96        $1.07         $1.04

    1994:

    Net sales                 $131,649   $158,045     $177,231      $183,642

    Gross profit                51,618     65,727       78,069        77,768

    Net earnings                15,431     21,645       29,352        27,566

    Net earnings per share       $0.57      $0.79        $1.11         $1.04


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 (with respect to the directors of the registrant) is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1995. In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by
   Item 10 has been included in Part I hereof.

   ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1995.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1995.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1995.


                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
    (a)  (1)  Financial Statements

              The following consolidated financial statements are included in Part II, Item 8:

                                                             Page
      Consolidated Balance Sheets as of December 31,
      1995, 1994 and 1993                                    25-26

      Consolidated Statements of Earnings for the Years
      Ended December 31, 1995, 1994 and 1993                    27

      Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1995, 1994 and 1993                    28

      Consolidated Statements of Stockholders' Equity for
      the Years Ended December 31, 1995, 1994 and 1993          29

      Notes to Consolidated Financial Statements             30-42

      (2)  Financial Statement Schedule
                                                              Page

      Schedule II - Valuation and qualifying accounts and
      reserves.                                                 45

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                             BANDAG, INCORPORATED AND SUBSIDIARIES
          COL. A                COL. B                    COL. C                       COL. D              COL. E
                                                          ADDITIONS
                                                   1                   2
                                Balance at     Charged to        Charged to                                 Balance
                                Beginning      Cost and          Other Accounts        Deductions -         at End
       DESCRIPTION              of Period      Expenses          -Describe             Describe             of Period
   Year ended
     December 31, 1995:
      Allowance for
       doubtful accounts        $11,883,000     $1,964,000                             $1,520,000 (A)     $12,327,000

   Year ended
     December 31, 1994:
      Allowance for
       doubtful accounts        $11,217,000     $1,683,000                             $1,017,000 (A)     $11,883,000

   Year ended
     December 31, 1993:
      Allowance for
       doubtful accounts        $10,415,000     $2,816,000                             $2,014,000 (A)     $11,217,000

   (A) - Uncollectible accounts written off, net of recoveries and foreign exchange fluctuations.


   Item 14 (Cont.)

     (3)     Exhibits

     Exhibit No.                   Description

         3.1      Bylaws:  As amended November 13, 1987.
                  (Incorporated by reference to Exhibit No.
                  3.1 to the Company's Form 10-K for the year ended December 31, 1987.)

         3.2      Restated Articles of Incorporation,
                  effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended
                  December 31, 1992.)

         3.3      Articles of Amendment to Bandag,
                  Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended
                  December 31, 1992.)

          4 Instruments defining the rights of security holders. (Incorporated by reference to
                  Exhibit Nos. 3.2 and 3.3 to the Company's
                  Form 10-K for the year ended December 31, 1992.)

                  The Company agrees to furnish copies of its long-term debt agreements to the Commission on request.

        10.1      *1984 Bandag, Incorporated Restricted Stock
                  Grant Plan, as amended May 6, 1992.
                  (Incorporated by reference to Exhibit No.
                  10.1 to the Company's Form 10-K for the year ended December 31, 1992.)

        10.2      U. S. Bandag System Franchise Agreement
                  Truck and Bus Tires (Incorporated by
                  reference to Exhibit No. 10.2 to the
                  Company's Form 10-K for the year ended
                  December 31, 1992.)

        10.3      *Miscellaneous Fringe Benefits for Executives.

        10.4 *Nonqualified Stock Option Plan, as amended May 6, 1992. (Incorporated by reference as Exhibit No. 10.6 to the Company's Form 10-K for the year ended December 31, 1992.)

        10.5 *Nonqualified Stock Option Agreement of Martin G. Carver dated November 13, 1987, as amended by an Addendum dated June 12, 1992. (Incorporated by reference as Exhibit No.
                  10.7 to the Company's Form 10-K for the year ended December 31, 1992.)

        10.6 *Form of Participation Agreement under the 1984 Bandag, Incorporated Restricted Stock Grant Plan (Incorporated by reference as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994).

        10.7 *Employment Agreement with Michel Petiot effective January 1, 1994, dated December 20, 1993 (Incorporated by reference to Exhibit No. 10.8 to the Company's Form 10-K for the year ended December 31, 1993.)

        10.8 *Agreement with William D. Herd regarding termination of employment, dated
                  September 12, 1995.

         11       Computation of earnings per share.

         21       Subsidiaries of Registrant.

         27 Financial Data Schedule (with EDGAR filing only)

   * Represents a management compensatory plan or arrangement.

   (b) Reports on Form 8-K: No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BANDAG, INCORPORATED

                                 By /s/  Martin G. Carver
                                    Martin G. Carver
                                    Chairman of the Board,
                                    Chief Executive Officer,
                                    President and Director
                                    (Principal Executive Officer)
   Date:   March 29, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /s/ Stephen A. Keller              /s/ Lucille A. Carver
       Stephen A. Keller                  Lucille A. Carver
       Director                           Director

   /s/ Roy J. Carver, Jr.
       Roy J. Carver, Jr.
       Director

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

   Date:  March 29, 1996

                                  EXHIBIT INDEX

       Exhibit No.    Description

           3.1        Bylaws:  As amended November 13, 1987.
                      (Incorporated by reference to Exhibit No. 3.1 to the Company's Form 10-K for the year ended
                      December 31, 1987.)

           3.2        Restated Articles of Incorporation, effective
                      December 30, 1986.
                      (Incorporated by reference to
                      Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)

           3.3 Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

            4         Instruments defining the rights of Security
                      Holders. (Incorporated by reference to
                      Exhibit Nos. 3.2 and 3.3 to the
                      Company's Form 10-K for the
                      year ended December 31, 1992.)

                      The Company agrees to furnish copies of its long-term debt agreements to the Commission on request.

          10.1        *1984 Bandag, Incorporated Restricted Stock
                      Grant Plan, as amended May 6, 1992.
                      (Incorporated by reference to Exhibit No. 10.1 to the Company's Form 10-K for the year ended December 31, 1992.)

          10.2 U. S. Bandag System Franchise Agreement Truck and Bus Tires (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)

          10.3        *Miscellaneous Fringe Benefits
                      for Executives.

          10.4        *Nonqualified Stock Option
                      Plan, as amended May 6, 1992.
                      (Incorporated by reference as
                      Exhibit No. 10.6 to the
                      Company's Form 10-K for the
                      year ended December 31, 1992.)

          10.5 *Nonqualified Stock Option Agreement of Martin G. Carver dated November 13, 1987, as amended by an Addendum dated June 12, 1992. (Incorporated by reference as Exhibit No.
                      10.7 to the Company's Form 10-K for the
                      year ended December 31, 1992.)

          10.6        *Form of Participation
                      Agreement under the 1984
                      Bandag, Incorporated Restricted
                      Stock Grant Plan.
                      (Incorporated by reference as
                      Exhibit No. 10.7 to the
                      Company's Form 10-K for the
                      year ended December 31, 1994.)

          10.7        *Employment Agreement with
                      Michel Petiot effective January 1, 1994, dated December 20, 1993 (Incorporated by reference to Exhibit No. 10.8 to the Company's Form 10-K for the year ended December 31, 1993.)

          10.8        *Agreement with William D. Herd
                      regarding termination of
                      employment dated September 12, 1995.

           11         Computation of earnings per share.

           21         Subsidiaries of Registrant.

           27         Financial Data Schedule (with
                      EDGAR filing only)

   * Represents a management compensatory plan or arrangement.