Form 10-Q
period 1996-03-31
BANDAG INC
filed 1996-05-13
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1996

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $1 par value; 10,125,271 shares as of April 30, 1996.
   Class A Common Stock, $1 par value; 11,587,335 shares as of April 30, 1996. Class B Common Stock, $1 par value; 2,355,152 shares as of April 30, 1996.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

   Part I : FINANCIAL INFORMATION                                    Page No.

     Item 1 - Financial Statements (Unaudited)
                Consolidated Condensed Statements of Earnings            3
                Consolidated Condensed Balance Sheets                    4
                Consolidated Condensed Statements of Cash Flows          5
                Note to Consolidated Condensed Financial Statements      6

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7

   PART II : OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                          10

     Signatures                                                         11

   EXHIBITS :

     Exhibit 11 - Computation of Earnings Per Share                     13

     Exhibit 27 - Financial Data Schedule                               14

                       BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item l - Financial Statements:

   Unaudited Consolidated Condensed Statements of Earnings

                                        (In thousands except per share data)
                                                Three   Months   Ended
                                                3/31/96       3/31/95
   Net sales                                   $170,303      $168,243
   Other income                                   3,734         3,555
                                               --------      --------
                                                174,037       171,798

   Cost of products sold                        104,008       103,109
   Engineering, selling, administrative
      and other expenses                         44,053        36,926
   Interest expense                                 286           496
                                               --------      --------
                                                148,347       140,351
                                               --------      --------
   Earnings before income taxes                  25,690        31,267
   Income taxes                                   9,824        11,688
                                               --------      --------
   Net earnings                                $ 15,866      $ 19,579
                                               ========      ========

   Net earnings per share                      $   0.65      $   0.75
   Cash dividends per share                    $ 0.2250      $ 0.2000
   Depreciation included in expense            $  8,327      $  8,357
   Average shares outstanding                    24,301        26,207

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Balance Sheets
                                                        (In thousands)
                                                      March 31,  December 31,
                                                        1996        1995
   ASSETS:
   Cash and cash equivalents                         $ 54,529     $ 31,017
   Investments                                         13,094        9,773
   Accounts receivable - net                          180,389      200,300
   Inventories:
     Finished products                                 41,129       40,252
     Materials & work-in-process                       16,362       12,811
                                                     --------     --------
                                                       57,491       53,063
   Other current assets                                33,311       34,305
                                                     --------     --------
     Total current assets                             338,814      328,458
   Property, plant, and equipment                     386,147      382,255
     Less accumulated depreciation & amortization    (242,397)    (237,405)
                                                     --------     --------
                                                      143,750      144,850
   Marketable equity securities, at market value       55,115       55,684
   Other assets                                        19,613       25,167
                                                     --------     --------
     Total assets                                    $557,292     $554,159
                                                     ========     ========
   LIABILITIES & STOCKHOLDERS' EQUITY:
   Accounts payable                                  $ 23,283     $ 24,268
   Income taxes payable                                16,659       10,124
   Accrued employee compensation and benefits          16,625       21,604
   Accrued marketing expenses                          25,156       32,485
   Other accrued expenses                              31,829       30,538
   Short-term notes payable and other liabilities       3,092        3,015
                                                     --------     --------
     Total current liabilities                        116,644      122,034
   Deferred income tax and other liabilities           30,351       32,146

   Stockholders' equity:
     Common stock; $1 par value;
      authorized - 21,500,000 shares;
      Issued and outstanding - 10,125,279 shares
        in 1996; 10,112,164 in 1995                    10,125       10,112
     Class A Common stock; $1 par value;
      authorized - 50,000,000 shares;
      Issued and outstanding - 11,724,543 shares
        in 1996; 11,711,344 in 1995                    11,725       11,711
     Class B Common stock; $1 par value;
      authorized - 8,500,000 shares;
      Issued and outstanding - 2,355,152 shares
        in 1996; 2,355,352 in 1995                      2,355        2,355
     Additional paid-in capital                         3,810        2,493
     Retained earnings                                366,211      355,814
     Unrealized gain on securities                     19,024       19,568
     Equity adjustment from foreign currency
      translation                                      (2,953)      (2,074)
                                                     --------     --------
       Total equity                                   410,297      399,979
                                                     --------     --------
       Total liabilities & stockholders' equity      $557,292     $554,159


                    BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Statements of Cash Flows

                                                           (In thousands)
                                                      Three   Months   Ended
                                                        3/31/96      3/31/95
   Operating Activities
     Net earnings                                      $ 15,866     $ 19,579
     Depreciation and amortization                        8,576        8,592
     Increase in operating assets and liabilities-net    16,123       14,957
                                                       --------     --------
      Net cash provided by operating activities          40,565       43,128
   Investing Activities
     Additions to property, plant and equipment          (5,879)      (6,136)
     Net dispositions of property, plant and equipment   (1,597)        (235)
     Purchases of investments                            (9,629)     (17,756)
     Maturities of investments                            6,308       16,863
                                                        --------     --------
      Net cash used in investing activities             (10,797)      (7,264)
   Financing Activities
     Proceeds from short-term notes payable                 --         2,195
     Principal payments on short-term notes payable
       and other liabilities                               (335)      (4,858)
     Cash dividends                                      (5,446)      (5,221)
     Purchases of Common Stock                              (24)      (6,443)
                                                       --------     --------
      Net cash used in financing activities              (5,805)     (14,327)
   Effect of exchange rate changes on cash and
       cash equivalents                                    (451)         293
                                                       --------     --------
      Increase in cash and cash equivalents              23,512       21,830
   Cash and cash equivalents at beginning of year        31,017       46,519
                                                       --------     --------
       Cash and cash equivalents at end of period      $ 54,529     $ 68,349
                                                       ========     ========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Note to Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Consolidated net sales for the first quarter ended March 31, 1996, were one percent higher than the same period last year despite a three percent decrease in unit volume. (The term "unit volume" when used in the context of these comments refers only to shipments of the Company's major manufactured product, precured tread rubber used in the retreading of tires.) The impact of the higher translated value of the Company's foreign currency denominated sales and higher retread equipment sales account for the majority of the difference between the two percentages. The lower demand experienced during the last two quarters of 1995 carried over into 1996, whereas sales last year in the first quarter were exceptionally strong due in some part to hedge-buying by the Company's dealers in response to continued raw material price increases. One of the Company's largest franchisees is in the process of ending its franchise relationship with the Company. While the Company will experience some short-term sales decline, it is not expected to be significant as actions to replace the lost distribution are already well underway.

   Consolidated gross margin for the first quarter ended March 31, 1996 was basically even compared to the same period last year. Slight increases in gross margin in both the U.S. and European operations were offset by decreases in the Company's other foreign operations, primarily Brazil.

   Consolidated operating expenses for the first quarter ended March 31, 1996 increased 19% over the same period last year. The majority of this increase was related to strategic initiatives in the sales, marketing, training, and distribution areas in response to major changes the Company sees taking place in the world-wide transportation industry. Such spending is expected to continue through 1996, causing operating expenses to be disproportionately high when compared to past spending patterns. The Company's R&D spending during the quarter was also higher than the same period last year. These operating expense increases are in addition to expenses related to replacing the major U.S. franchisee discussed previously.

   Consolidated net earnings and net earnings per share for the first quarter ended March 31, 1996, decreased 19% and 13%, respectively, over the same periods last year. Approximately one percentage point of the decrease in net earnings was due to an increase in the Company's effective income tax rate from 37.4% to 38.2%. The lower percentage decrease in net earnings per share over last year in comparison to the decrease in net earnings was due to fewer shares outstanding in 1996 as a result of the Company's ongoing share repurchase program.

                               Domestic Operations
   First quarter sales, for the period ending March 31, 1996, for the Domestic operations, which includes export shipments to various Latin and South American countries and some Far East areas, were approximately 1% lower than the same period last year on slightly less than a 2% decrease in unit volume. The sales decrease was less than the unit volume decrease due to higher equipment sales, and a favorable sales mix of relatively higher priced retread rubber items.

   Even though first quarter raw material costs were approximately 4% higher than last year, gross margin was basically even due to favorable manufacturing absorption resulting from operational efficiencies.

   Operating expenses for the first quarter were 29% higher than the same period last year and six percentage points higher as a percent of sales. The major increases were in sales and marketing related areas as discussed in the consolidated comments above, along with higher R&D expenditures.

   First quarter earnings before income taxes decreased approximately 28% compared to last year, which was substantially proportional to the increase in operating expenses.

                               European Operations
   Sales for the first quarter ended March 31, 1996, for the Company's European operations were 2% higher than the same period last year, compared to an 11% decrease in unit volume. The lower volume was due to a basic economic slowdown in some of the larger volume countries that are served by the Company's European operations. In local currency, sales were 2% lower than last year with higher selling prices initiated in 1995 accounting for the difference in percentages compared to volume. Sales in U.S. dollars were 4 percentage points higher than in local currency due to changes in exchange rates.

   Gross margin for the European operations for the first quarter was approximately one percentage point higher than the same period last year primarily due to the effect of selling price increases during 1995.

   Operating expenses for the first quarter increased 7% over the same period last year primarily due to increased spending for marketing programs and increased staffing, with some offset coming from the comparison of favorable foreign exchange adjustments this year to unfavorable adjustments last year. The foreign exchange adjustments are the result of fluctuations in various European currencies relative to the Belgian franc. Operating expenses in local currency increased approximately 2% over the same period last year.

   Earnings before income taxes for the first quarter increased 18% over the same period last year.

                            Other Foreign Operations
   Sales for the Company's other combined foreign operations for the first quarter ended March 31, 1996 were 7% higher than the same period last year on a 1% increase in unit volume. The sales increase was primarily due to a 9% increase by both Brazil and Canada on unit volume increases of 7% and 3%, respectively, partially offset by a sales decrease in South Africa of 2% on 13% lower unit volume. The lower unit volume in South Africa was due to the combination of last year's hedge buying prior to a February price increase and the competitive effect due to the availability of low price new tires imported from the Far East.

   First quarter gross margin on a combined basis for the Company's other foreign operations was 1.6 percentage points lower than the same period last year . The gross margin shortfall was primarily due to not fully passing higher raw material costs on to our dealers in the form of higher selling prices and the impact of lower volume in South Africa.

   First quarter combined operating expenses for the Company's other foreign operations were 13% higher than the same period last year. The majority of the increase was due to higher spending in Brazil related to maintenance and advertising expenses combined with overall inflationary increases in the other geographic areas.

   Earnings before income taxes for the quarter increased 16% over the same period last year due to strong results in New Zealand, which included a gain on the sale of assets accounting for eight percentage points of the earnings increase.

   Financial Condition:

   Operating Activities.
   Net cash provided by operating activities for the first quarter ended March 31, 1996, was $2.6 million less than in the same period last year. Net earnings, which decreased by $3.7 million, were offset by an increase of $1.2 million due to changes in operating assets and liabilities.

   Investing Activities.
   The Company spent $5.9 million on capital expenditures in the first quarter which was slightly less than last year's disbursements for the same period. The Company typically funds its capital expenditures from operating cash flows.

   The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes.
   The Company's purchases of investments exceeded maturities by $3.3 million during the quarter, bringing its total investments to $13.1 million at March 31, 1996.

   Financing Activities.
   Cash dividends totaled $5.4 million for the first quarter compared to $5.2 million last year. The Company's purchases of Common Stock and Class A Common Stock were immaterial in the quarter compared to the $6.4 million spent on share repurchases last year. Both cash dividends and stock purchases were funded from the Company's operating cash flows.
   The Company has $117 million in funds available under unused lines of credit and foreign credit and overdraft facilities.

                     BANDAG, INCORPORATED AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

                11 Computation of Earnings Per Share

                27 Financial Data Schedule

         (b) Reports on Form 8-K

                No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         BANDAG, INCORPORATED
             (Registrant)

   Date    May 10, 1996                \S\ Martin G. Carver
                                       Martin G. Carver
                                         Chairman and Chief Executive Officer

   Date    May 10, 1996                \S\ Thomas E. Dvorchak
                                       Thomas E. Dvorchak
                                         Sr. Vice President and Chief
                                         Financial Officer

                     BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX

        Exhibit
        Number                    Exhibit                         Page

          11        Computation of Earnings Per Share              12

          27        Financial Data Schedule                        13