Form 10-Q
period 1996-06-30
BANDAG INC
filed 1996-08-12
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1996

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $1 par value; 9,957,513 shares as of July 31, 1996.
   Class A Common Stock, $1 par value; 11,207,031 shares as of July 31, 1996. Class B Common Stock, $1 par value; 2,354,604 shares as of July 31, 1996.

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

                       BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item l - Financial Statements:
   Unaudited Consolidated Condensed Statements of Earnings


                                      (In thousands except per share data)
                                     Three Months Ended    Six Months Ended
                                      6/30/96   6/30/95    6/30/96   6/30/95

   Net sales                         $188,875   $182,929   $359,178  $351,172
   Other income                         3,027      3,299      6,761     6,854
                                      -------    -------    -------   -------
                                      191,902    186,228    365,939   358,026

   Cost of products sold              111,472    109,219    215,480   212,328
   Engineering, selling,
    administrative and other
    expenses                           47,618     36,996     91,671    73,922
   Interest expense                       318        417        604       913
                                      -------    -------    -------   -------
                                      159,408    146,632    307,755   287,163
                                      -------    -------    -------   -------
   Earnings before income taxes        32,494     39,596     58,184    70,863
   Income taxes                        12,400     14,686     22,224    26,374
                                      -------    -------    -------   -------
   Net earnings                      $ 20,094   $ 24,910   $ 35,960  $ 44,489
                                      =======    =======    =======   =======
   Net earnings per share            $   0.83   $   0.96   $   1.48  $   1.71
   Cash dividends per share          $ 0.2250   $ 0.2000   $ 0.4500  $ 0.4000
   Depreciation included in
    expense                          $  8,481   $  8,744   $ 16,808  $ 17,101
   Average shares outstanding                                24,219    26,014

                    BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Statements of Cash Flows

                                                          (In thousands)
                                                       Six     Months   Ended
                                                       6/30/96        6/30/95
   Operating Activities
     Net earnings                                      $ 35,960     $ 44,489
     Depreciation and amortization                       17,307       17,639
     Increase (decrease) in operating assets and
        liabilities-net                                   1,251       (6,403)
                                                        -------      -------
      Net cash provided by operating activities          54,518       55,725
   Investing Activities
     Additions to property, plant and equipment         (12,882)     (13,471)
     Net dispositions of property, plant and
       equipment                                         (3,105)         362
     Purchases of investments                           (18,205)     (22,376)
     Maturities of investments                           12,673       33,060
                                                        -------      -------
     Net cash used in investing activities              (21,519)      (2,425)
   Financing Activities
     Proceeds from short-term notes payable               7,000       14,200
     Principal payments on short-term notes
       payable and other liabilities                     (5,760)     (14,992)
     Cash dividends                                     (10,811)     (10,313)
     Purchases of Common Stock                          (23,824)     (33,915)
                                                        -------      -------
       Net cash used in financing activities            (33,395)     (45,020)
   Effect of exchange rate changes on cash and
       cash equivalents                                  (1,142)         431
                                                        -------      -------
     Increase (decrease) in cash and cash
       equivalents                                       (1,538)       8,711
   Cash and cash equivalents at beginning of
     year                                                31,017       46,519
                                                        -------      -------
       Cash and cash equivalents at end of
         period                                        $ 29,479     $ 55,230
                                                        =======      =======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Balance Sheets

                                                        (In thousands)
                                                     June 30,   December 31,
                                                       1996         1995
   ASSETS:
   Cash and cash equivalents                         $ 29,479     $ 31,017
   Investments                                         15,305        9,773
   Accounts receivable - net                          201,532      200,300
   Inventories:
     Finished products                                 42,004       40,252
     Materials & work-in-process                       15,460       12,811
                                                      -------      -------
                                                       57,464       53,063
   Other current assets                                35,594       34,305
                                                      -------      -------
     Total current assets                             339,374      328,458
   Property, plant, and equipment                     390,254      382,255
     Less accumulated depreciation &
       amortization                                  (246,225)    (237,405)
                                                      -------      -------
                                                      144,029      144,850
   Marketable equity securities, at
       market value                                    68,258       55,684
   Other assets                                        16,688       25,167
                                                      -------      -------
     Total assets                                    $568,349     $554,159
                                                      =======      =======

   LIABILITIES & STOCKHOLDERS' EQUITY:
   Accounts payable                                  $ 22,144     $ 24,268
   Income taxes payable                                14,067       10,124
   Accrued employee compensation and benefits          18,944       21,604
   Accrued marketing expenses                          29,061       32,485
   Other accrued expenses                              36,666       30,538
   Short-term notes payable and other
    liabilities                                         5,592        3,015
                                                      -------      -------
     Total current liabilities                        126,474      122,034
   Deferred income tax and other liabilities           35,402       32,126

   Stockholders' equity:
     Common stock; $1 par value;
      authorized - 21,500,000 shares;
      Issued and outstanding - 10,017,188 shares
        in 1996; 10,112,164 in 1995                    10,017       10,112
     Class A Common stock; $1 par value;
      authorized - 50,000,000 shares;
      Issued and outstanding - 11,342,165 shares
        in 1996; 11,711,344 in 1995                    11,342       11,711
     Class B Common stock; $1 par value;
      authorized - 8,500,000 shares;
      Issued and outstanding - 2,354,767 shares
        in 1996; 2,355,352 in 1995                      2,355        2,355
     Additional paid-in capital                         3,642        2,493
     Retained earnings                                357,800      355,814
     Unrealized gain on securities                     27,175       19,568
     Equity adjustment from foreign currency
      translation                                      (5,858)      (2,074)
                                                      -------      -------
       Total equity                                   406,473      399,979
                                                      -------      -------
       Total liabilities & stockholders' equity      $568,349     $554,159
                                                      =======      =======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Note to Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.




                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Both consolidated net sales and unit volume for the second quarter ended June 30, 1996, were three percent higher than the same period last year. Increases in both sales and unit volume were recorded in all geographic areas except for Europe and the Far East. For the six months to-date, consolidated net sales increased 2% while unit volume was even with last year. The increase in net sales for the six months to-date was higher relative to the increase in unit volume because of the favorable impact of product and country mix, combined with higher retread equipment sales, partially offset by the negative impact of the lower translated value of the Company's foreign currency denominated sales. On June 18, 1996, the Company announced that the franchise agreements for the Company's South African subsidiary's largest franchisee would not be renewed when they expired on June 27, 1996. The Company believes that it is in the Company's long term interest to work with independent dealers who are fully committed to the Bandag System and that this franchisee could not commit its best efforts to the manufacture, sale and service of Bandag retread products due to its manufacture and sale of competitive tread rubber products and the retreading of tires utilizing this competitive rubber. Our South African subsidiary has begun the challenging process of replacing the lost distribution.

   Consolidated gross margin for the second quarter was approximately one percentage point higher than the same period last year, bringing it even with last year for the six months to-date. The slightly higher consolidated gross margin for the quarter was due to lower raw material costs, which more than offset lower manufacturing absorption resulting from lower production. Gross margin improved two percentage points from the first quarter of 1996 for the same reasons cited above.

   Consolidated operating expenses for the second quarter and six months were 29% and 24% higher, respectively, than the same periods last year. The increases were due to higher spending on sales and marketing related programs, dealer system development programs, training and global development, R&D projects, and expenses related to replacing lost distribution from the cancellation of a major U.S. franchisee, as discussed in the Company's first quarter 1996 Form 10-Q, with some offset coming from the lower currency rates used to translate foreign currency denominated expenses.

   Consolidated net earnings for the quarter and six months were both 19% lower than the same periods last year. The primary reason for the lower net earnings was the higher operating expenses as discussed above combined with a one percentage point increase in the Company's effective income tax rate. Consolidated net earnings per share for the same periods were 14% and 13% lower, respectively, than last year. The lesser decreases in net earnings per share, in comparison to the decreases in net earnings, reflect the impact of fewer average shares outstanding in 1996 because of the Company's ongoing share repurchase program.


                               Domestic Operations
   Sales for the Company's domestic operations for the second quarter ended June 30, 1996, which includes export shipments to various Latin American, South American, and Far East countries, were 3% higher than the same period last year on a 3% increase in unit volume. For the six months, sales and unit volume were both 1% higher than the same period last year.


   Gross margin for the Company's domestic operations was basically even for both the second quarter and six months to-date compared to last year. Raw material costs decreased during the first six months of this year in comparison to the same period last year. The impact of the lower raw material costs were offset by unfavorable manufacturing expense absorption as a result of lower production.

   The domestic operation's operating expenses for the quarter and six months were 42% and 35% higher, respectively, than the same periods last year. The significant increase in spending was due to the Company investing heavily on systems development, sales and marketing programs, training, research and development, along with expenses related to replacing the distribution lost when the Company ended its relationship with one of its largest franchisees. Earnings before taxes decreased 20% and 23% for the quarter and six months, respectively, compared to the same periods last year, primarily due to the above noted increase in operating expenses.

                          Western European Operations
   Sales and unit volume for the second quarter ended June 30, 1996, for Western Europe were 6% and 9% lower, respectively, while sales and unit volume for the six months were 2% and 10% lower, respectively, than the same periods last year. The lower volume continues to reflect the economic slowdown within major European countries that are served by the Company's European operation. The sales comparison stated in U.S. dollars was less favorable than in local currency due to the negative effect of exchange rates used to translate local currency denominated results.
   Sales stated in local currency were even with last year for the quarter and 1% lower for the six months. The sales decreases were less than the decrease in unit volume due to higher selling prices initiated in 1995.

   Western Europe's gross margin was 1.8 and 1.4 percentage points higher than last year for the quarter and six months to-date, respectively, due to a combination of slightly lower raw material costs and higher selling prices.

   Operating expenses decreased 4.7% for the second quarter but were 1% higher for the six months to-date than the same periods last year reflecting the impact of a less favorable exchange rate used to translate into U.S. dollars. Expenses for the quarter and six months, stated in local currency, were 12% and 14% higher than the same periods last year. The increase in operating expenses in local currencies was primarily due to higher spending related to sales and marketing programs and increased staffing.

   Earnings before income taxes increased 37% and 27% for the second quarter and six months to-date, respectively.

                            Other Foreign Operations
   Combined sales and unit volume for the other combined geographic areas both increased 12% for the second quarter and 7% and 10%, respectively, for the six months to-date over the same periods last year. Brazil and Mexico accounted for the majority of these increases. Brazil's sales and unit volume for the second quarter were 26% and 22% higher, respectively, than the same periods last year, while sales and unit volume for the six
   months to-date were 17% and 15% higher.   Mexico's results have improved
   greatly from last year's depressed conditions with sales and unit volume for the quarter both 54% higher than last year and 58% and 53% higher, respectively, for the six months to-date. Except for South Africa, sales and unit volume for all the other foreign operations were higher than last year in both the quarter and six months, but their increases were not as high as Brazil or Mexico, there-by diluting the overall increases. South Africa's sales and unit volume improved over the first quarter's results but unit volume for the six months to-date was 4% short of last year. The Company expects South Africa's results to be impacted by the cancellation of its largest dealer, cited above, but that it will be able to replace the lost business over time.

   The combined second quarter gross margin for the Company's other foreign operations improved 1.7 percentage points over the previous year to bring it even with the previous year for the six months to-date. Mexico's gross margin improved greatly over last year's depressed conditions because of its increased manufacturing levels, which more than offset the five percentage point decrease in South Africa's gross margin due to its lower volume.

   Combined operating expenses for the quarter and six months for the Company's other foreign operations were 48% and 30% higher, respectively, than the same periods last year. The higher operating expenses for both the quarter and six months were primarily due to higher expenses in Brazil and Mexico. Brazil's expenses were higher because of increased spending on sales and marketing. Expenses for Mexico reflect increases in spending related to staffing and marketing programs associated with the increase in unit volume.

   Earnings before income taxes for the second quarter were 9% lower than the same period last year due to the increase in operating expenses during the quarter. These higher expenses also impacted the six months to-date earnings before income taxes, which were 2% higher than the same period last year after posting a 16% increase for the first quarter.

   Financial Condition:

   Operating Activities.
   Net cash provided by operating activities for the six months ended June 30, 1996, was $1.2 million less than the amount for the same period last year. Net earnings, which decreased $8.5 million, were partially offset by an increase of $7.6 million from changes in operating assets and liabilities and an $0.3 million decrease in depreciation.

   Investing Activities.
   The Company's capital expenditures totaled $7.0 million for the quarter ended June 30, 1996, bringing the year-to-date total to $12.9 million. The Company typically funds its capital expenditures from operating cash flows.

   The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes.
   The Company's purchases of investments exceeded maturities by $2.2 million during the second quarter, bringing total investments to $15.3 million at June 30, 1996.

   Financing Activities.
   Cash dividends totaled $5.4 million and $10.8 million for the quarter and six months, respectively, compared to totals of $5.1 million and $10.3 million for the same periods last year. The Company purchased 490,740 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $33.9 million during the second quarter. No purchases were made during the first quarter so these are also the totals for the six months to-date. Cash dividends and stock purchases were funded from operational cash flows. The Company continues to have $117 million in funds available under unused lines of credit and foreign credit and overdraft facilities.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

                (a) The annual meeting of the shareholders of the Company was held on May 7, 1996.

                (c) Two matters were voted upon at the annual meeting.
                    First, the following three nominees, all of whom were incumbent directors, were elected as directors for a three-year term ending in 1999 by the following vote:

                                          Votes                     Broker
         Name              Votes For     Against   Abstentions    Non-Votes
   Lucille A. Carver       31,674,438    50,368       16,022        - 0 -
   Martin G. Carver        31,705,264    18,493       17,072        - 0 -
   Edgar D. Jannotta       31,709,724    14,459       16,646        - 0 -

                The other matter voted upon was a proposal to ratify the selection of Ernst & Young as independent auditors of the Company for the year ending December 31, 1996. The shareholders ratified the selection by the following vote:

            Votes For    Votes Against    Abstentions   Broker Non-Votes
            31,715,835       8,225          16,769           - 0 -


   Item 6 - Exhibits and Reports on Form 8-K

                (a) Exhibits

                       11 Computation of Earnings Per Share

                       27 Financial Data Schedule (EDGAR filing only)

                (b) Reports on Form 8-K

                       No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BANDAG, INCORPORATED
             (Registrant)






   Date   August 12, 1996                     \S\ Martin G. Carver
                                              Martin G. Carver
                                                Chairman and Chief Executive
                                                Officer




   Date   August 12, 1996                     \S\ Thomas E. Dvorchak
                                              Thomas E. Dvorchak
                                                Sr. Vice President and Chief
                                                Financial Officer

                     BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


        Exhibit
        Number                    Exhibit                         Page


          11        Computation of Earnings Per Share              14

          27        Financial Data Schedule (EDGAR filing only)    15