Form 10-Q
period 1996-09-30
BANDAG INC
filed 1996-11-12
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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

   Common Stock, $1 par value; 9,833,492 shares as of October 31, 1996. Class A Common Stock, $1 par value; 11,020,149 shares as of October 31, 1996. Class B Common Stock, $1 par value; 2,053,743 shares as of October 31, 1996.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

   Part I : FINANCIAL INFORMATION                                 Page No.

     Item 1 - Financial Statements (Unaudited)
              Consolidated Condensed Statements of Earnings             3
              Consolidated Condensed Statements of Cash Flows           4
              Consolidated Condensed Balance Sheets                     5
              Note to Consolidated Condensed Financial Statements       6

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7


   PART II : OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                         11

     Signatures                                                        12


   EXHIBITS :

     Exhibit 11 - Computation of Earnings Per Share                    14

     Exhibit 27 - Financial Data Schedule  (EDGAR filing only)         15

                       BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item l - Financial Statements:
   Unaudited Consolidated Condensed Statements of Earnings


                                     (In thousands except per share data)
                                   Three Months Ended    Nine Months Ended
                                   9/30/96    9/30/95    9/30/96   9/30/95

   Net sales                       $194,086   $190,337   $553,264  $541,509
   Other income                       3,552      4,099     10,313    10,953
                                    -------    -------    -------   -------
                                    197,638    194,436    563,577   552,462

   Cost of products sold            108,324    112,346    323,804   324,674
   Engineering, selling,
    administrative and other
    expenses                         50,403     38,353    142,074   112,275
   Interest expense                     254        534        858     1,447
                                    -------    -------    -------   -------
                                    158,981    151,233    466,736   438,396
                                    -------    -------    -------   -------
   Earnings before income taxes      38,657     43,203     96,841   114,066
   Income taxes                      14,712     16,153     36,936    42,527
                                    -------    -------    -------   -------
   Net earnings                    $ 23,945   $ 27,050   $ 59,905  $ 71,539
                                    =======    =======    =======   =======
   Net earnings per share          $   1.02   $   1.07   $   2.50  $   2.78
   Cash dividends per share        $ 0.2250   $ 0.2000   $ 0.6750  $ 0.6000
   Depreciation included in
    expense                        $  8,087   $  8,492   $ 24,895  $ 25,593
   Average shares outstanding                              23,964    25,711

                    BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Statements of Cash Flows

                                                        (In thousands)
                                                    Nine    Months   Ended
                                                     9/30/96       9/30/95
   Operating Activities
     Net earnings                                    $ 59,905     $ 71,539
     Depreciation and amortization                     25,643       26,380
     Increase (decrease) in operating assets and
        liabilities-net                               (15,370)     (14,477)
                                                      -------      -------
      Net cash provided by operating
        activities                                     70,178       83,442
   Investing Activities
     Additions to property, plant and equipment       (26,460)     (19,273)
     Net dispositions of property, plant and
        equipment                                       1,454          543
     Purchases of investments                         (18,205)     (27,379)
     Maturities of investments                         21,182       47,506
                                                     --------      -------
    Net cash used in investing activities             (22,029)       1,397
   Financing Activities
    Proceeds from short-term notes payable             36,500       28,339
    Principal payments on short-term notes
       payable and other liabilities                  (11,590)     (27,696)
     Cash dividends                                   (16,054)     (15,210)
     Purchases of Common Stock                        (61,691)     (95,060)
                                                     --------      -------
     Net cash used in financing activities            (52,835)    (109,627)
   Effect of exchange rate changes on cash and
       cash equivalents                                (1,322)         301
                                                     --------      -------
     Increase (decrease) in cash and cash
       equivalents                                     (6,008)     (24,487)
   Cash and cash equivalents at beginning
    of year                                            31,017       46,519
                                                     --------      -------
      Cash and cash equivalents at end
         of period                                   $ 25,009     $ 22,032
                                                     ========      =======

                     BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Balance Sheets
                                                        (In thousands)
                                                      9/30/96     12/31/95
   ASSETS:
   Cash and cash equivalents                         $ 25,009     $ 31,017
   Investments                                          6,796        9,773
   Accounts receivable - net                          217,997      200,300
   Inventories:
     Finished products                                 47,699       40,252
     Materials & work-in-process                       14,855       12,811
                                                      -------      -------
                                                       62,554       53,063
   Other current assets                                36,191       34,305
                                                      -------      -------
     Total current assets                             348,547      328,458
   Property, plant, and equipment                     389,739      382,255
     Less accumulated depreciation & amortization    (244,778)    (237,405)
                                                      -------      -------
                                                      144,961      144,850
   Marketable equity securities, at market value       95,201       55,684
   Other assets                                        17,020       25,167
                                                      -------      -------
     Total assets                                    $605,729     $554,159
                                                      =======      =======
   LIABILITIES & STOCKHOLDERS' EQUITY:
   Accounts payable                                  $ 23,732     $ 24,268
   Income taxes payable                                 9,940       10,124
   Accrued employee compensation and benefits          20,311       21,604
   Accrued marketing expenses                          37,982       32,485
   Other accrued expenses                              34,180       30,538
   Short-term notes payable and other
       liabilities                                     27,566        3,015
                                                      -------      -------
     Total current liabilities                        153,711      122,034
   Deferred income tax and other liabilities           46,744       32,126

   Stockholders' equity:
     Common stock; $1 par value;
      authorized - 21,500,000 shares;
      Issued and outstanding - 9,533,372 shares
        in 1996; 10,112,164 in 1995                     9,533       10,112
     Class A Common stock; $1 par value;
      authorized - 50,000,000 shares;
      Issued and outstanding - 11,020,149 shares
        in 1996; 11,711,344 in 1995                    11,020       11,711
     Class B Common stock; $1 par value;
      authorized - 8,500,000 shares;
      Issued and outstanding - 2,353,863 shares
        in 1996; 2,355,352 in 1995                      2,354        2,355
     Additional paid-in capital                         3,370        2,493
     Retained earnings                                339,703      355,814
     Unrealized gain on securities                     43,875       19,568
     Equity adjustment from foreign currency
      translation                                      (4,581)      (2,074)
                                                      -------      -------
       Total equity                                   405,274      399,979
                                                      -------      -------
       Total liabilities & stockholders' equity      $605,729     $554,159
                                                      =======      =======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Note to Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Consolidated net sales and unit volume for the third quarter ended September 30, 1996, were 4% and 2% higher, respectively, than the same period last year. Increases in both sales and unit volume in the third quarter by the Company's domestic and Latin America operations more than offset shortfalls in the other major geographic areas. For the nine months to-date, consolidated net sales and unit volume both increased 2% over the same period last year.

   Consolidated gross margin for the third quarter was approximately three percentage points higher than both the same period last year and the second quarter 1996. The higher consolidated gross margin for the quarter was due to lower raw material costs and higher manufacturing absorption resulting from higher production.

   Consolidated operating expenses for the third quarter and nine months were 31% and 26% higher, respectively, than the same periods last year. The increases were due to higher spending on sales and marketing related programs, dealer system development programs, training and global development, R&D projects, and expenses related to replacing lost distribution from the cancellation of a major U.S. franchisee, as discussed in the Company's first quarter 1996 Form 10-Q, with some offset coming from the lower currency rates used to translate foreign currency denominated expenses.

   Consolidated net earnings for the quarter and nine months were 12% and 16% lower, respectively, than the same periods last year. The primary reason for the lower net earnings was the higher operating expenses as discussed above combined with a one percentage point increase in the Company's effective income tax rate. Consolidated net earnings per share for the same periods were 5% and 10% lower, respectively, than last year. The lesser decreases in net earnings per share, in comparison to the decreases in net earnings, reflect the impact of fewer average shares outstanding in 1996 because of the Company's ongoing share repurchase program.

                               Domestic Operations
   Sales for the Company's domestic operations for the third quarter ended September 30, 1996, which includes export shipments to various Latin American and Asian countries, were 3% higher than the same period last year on a 5% increase in unit volume. For the nine months, both sales and unit volume were 3% higher than the same period last year.

   Gross margin for the Company's domestic operations for the third quarter was higher than the same period last year, slightly improving the nine months to-date comparisons over last year. Raw material costs for the first nine months of this year have been trending lower than in comparison to the same period last year. The impact of the lower raw material costs combined with favorable manufacturing expense absorption as a result of higher production during the third quarter was the primary reason for the increase in gross margin in the third quarter.

   The domestic operation's operating expenses for the quarter and nine months were both 25% higher than the same periods last year. The significant increase in spending was due to the Company investing heavily on systems development, sales and marketing programs, training, research and development, and expenses related to replacing the distribution lost when the Company ended its relationship with its largest franchisee.

   Earnings before taxes decreased 26% and 21% for the quarter and nine months, respectively, compared to the same periods last year, primarily due to the increase in operating expenses.

                          Western European Operations
   Sales and unit volume for the third quarter ended September 30, 1996, for Western Europe were 7% and 2% lower, respectively, while sales and unit volume for the nine months were 3% and 7% lower, respectively, than the same periods last year. The economic slowdown within major European countries that are served by the Company's European operation is reflected in the lower unit volume. The sales comparison stated in U.S. dollars was less favorable than in local currency due to the negative effect of exchange rates used to translate local currency denominated results.
   Sales stated in local currency were 2% lower than last year for both the quarter and nine months. The sales decrease for the nine months was less than the decrease in unit volume due to the full year impact of selling price increases initiated in 1995.

   Western Europe's gross margin was approximately two percentage points lower than last year for both the third quarter and nine months to-date due to higher raw material costs with some offset coming from higher selling prices.

   Operating expenses increased 21% for the third quarter but were only 7% higher for the nine months to-date compared to the same periods last year reflecting the impact of a less favorable exchange rate used to translate local currency results into U.S. dollars. Expenses for the quarter and nine months, stated in local currency, were 11% and 13% higher than the same periods last year. The increase in operating expenses in local currencies was primarily due to higher spending related to sales and marketing programs and increased staffing.

   Earnings before income taxes decreased 82% and 36% for the third quarter and nine months to-date, respectively.

                            Other Foreign Operations
   Combined sales for the third quarter ended September 30, 1996 for the other geographic areas were approximately 1% lower than the same period last year while unit volume was basically even. For the nine months to-date sales and unit volume were 4% and 6% higher, respectively, than the same period last year. Brazil and Mexico both recorded double-digit increases in sales and unit volume for the quarter and nine months, but South Africa's results were negatively impacted by the cancellation of its largest dealer which offset the gains in the other market areas. For additional information, see the discussion cited in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-Q for the quarter ended June 30, 1996.

   The combined third quarter gross margin for the Company's other foreign operations decreased 2.6 percentage points over the previous year but was equal to the previous year for the nine months to-date.

   Combined operating expenses for the quarter and nine months for the Company's other foreign operations were 17% and 25% higher, respectively, than the same periods last year. The higher operating expenses for both the quarter and nine months were primarily due to higher expenses in Brazil and Mexico. Brazil's expenses were higher because of increased sales and marketing efforts. Expenses for Mexico reflect increases in spending related to staffing and marketing programs associated with the increase in unit volume.

   Earnings before income taxes for the third quarter were 18% lower than the same period last year due to the increase in operating expenses during the quarter. These higher expenses also impacted the nine months to-date earnings before income taxes, which were 6% lower than the same period last year.

   Financial Condition:

   Operating Activities.
   Net cash provided by operating activities for the nine months ended September 30, 1996, was $13.2 million less than the amount for the same period last year with net earnings decreasing $11.6 million and decreases of $0.9 million from changes in operating assets and liabilities and $0.7 million in depreciation.

   Investing Activities.
   The Company's capital expenditures totaled $13.6 million for the quarter ended September 30, 1996, bringing the year-to-date total to $26.5 million. The Company typically funds its capital expenditures from operating cash flows.

   The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes.
   The Company's purchases of investments were less than maturities by $5.2 million during the third quarter, bringing total investments to $6.8 million at September 30, 1996.

   Financing Activities.
   Cash dividends totaled $5.3 million and $16.1 million for the quarter and nine months, respectively, compared to totals of $4.9 million and $15.2 million for the same periods last year. The Company purchased 806,512 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $37.9 million during the third quarter, bringing the total for the nine months to-date to 1,297,718 shares purchased for $61.7 million. Cash dividends and stock purchases were funded from operational cash flows and supplemented by approximately $25 million in short-term borrowing during the quarter. The Company continues to have $92 million in unused lines of credit and foreign credit and overdraft facilities.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION


   Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

               11 Computation of Earnings Per Share

               27 Financial Data Schedule (EDGAR filing only)

        (b) Reports on Form 8-K

               No reports were filed on Form 8-K during the quarter ended September 30, 1996.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BANDAG, INCORPORATED
                                           (Registrant)



   Date   November 11, 1996          \S\ Martin G. Carver
                                         Martin G. Carver
                                         Chairman and Chief Executive Officer


   Date   November 11, 1996          \S\ Thomas E. Dvorchak
                                         Thomas E. Dvorchak
                                         Sr. Vice President and Chief
                                         Financial Officer

                     BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


        Exhibit
        Number                    Exhibit                         Page

          11        Computation of Earnings Per Share              14

          27        Financial Data Schedule (EDGAR filing only)    15