Form 10-K405
period 1996-12-31
BANDAG INC
filed 1997-03-27
CIK 9534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   [X]  Annual Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1996;

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997: Common Stock, $652,417,649; Class A Common Stock (non-voting), $773,784,185; Class B Common Stock, $210,178,539.

        The number of shares outstanding of the issuer's classes of common stock as of March 21, 1997: Common Stock, 9,846,205 shares; Class A Common Stock, 11,030,469 shares; Class B Common Stock, 2,051,350 shares.


   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement for the Annual Meeting of the Shareholders to be held May 6, 1997 are incorporated by reference in Part III.

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

        The Company and its licensees have 1,383 franchisees worldwide, with 36% located in the United States and 64% internationally. The majority of Bandag's franchisees are independent operators of full service tire distributorships. Bandag's revenues primarily come from the sale of retread material and equipment to its franchisees. Bandag's products compete with new tire sales, as well as retreads produced using other retread processes. The Company concentrates its marketing effort on existing franchisees and on expanding their respective market penetration. Due to its strong distribution system, marketing efforts, and leading technology, Bandag, through its independent franchisee network, has been able to maintain the largest market presence in the retreading industry.

        The Company as a tread rubber supplier to its independent network of franchisees competes in the light and heavy truck tire replacement market. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has independent franchisees in over 120 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company's franchisees make up approximately 15% of the U.S. light and heavy truck tire replacement market. The Company's primary competitors are new tire manufacturers such as The Goodyear Tire & Rubber Company, Bridgestone Corporation and Groupe Michelin. The Goodyear Tire & Rubber Company also competes in the U.S. market as a tread rubber supplier to a combination of company owned and independent retreaders.

        As a result of a recapitalization of the Company approved by the Company's shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Company. As of March 21, 1997 the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 75% of the votes entitled to be cast in the election of directors and other corporate matters. The "Carver Family" is composed of
   (i) Lucille A. Carver, a director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entities for the benefit of the Carver Family members.

   Description of Business

        The Company's business consists of the franchising of a patented process for the retreading of tires primarily for trucks, buses, light commercial trucks, and the production and sale of precured tread rubber and related products used in connection with this process.

        The Company's business can be divided into two main areas:
   (i) manufacturing the tread rubber and (ii) bonding the tread to a tire casing. Bandag manufactures over 500 separate tread designs and sizes, treads specifically designed for various applications, allowing fleet managers to fine-tune their tire programs. Bandag tread rubber is vulcanized prior to shipment to its independent franchisees. The Bandag franchisee performs the retreading process of bonding the cured tread to a prepared tire casing. This two-step process allows utilization of the optimum temperature and pressure levels at each step. Lower temperature levels during the bonding process result in a more consistent, higher quality finished retread with less damage to the casing. Bandag has developed a totally integrated retreading system with the materials, bonding process and manufacturing equipment specifically designed to work together as a whole.

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

        Trucks and Buses Tread rubber, equipment, and supplies for retreading and repairing truck and bus tires are sold primarily to independent franchisees by the Company to use the Bandag Method for that purpose. Bandag has 1,333 franchisees throughout North America, Central America, South America, Europe, Africa, Far East, Australia and New Zealand. These franchisees are owned and operated by independent franchisees, some with multiple franchises and/or locations. Of these franchisees 496 are located in the United States. Additionally, the Company has approximately 50 franchisees in Europe who retread tires using the Vakuum Vulk Method. One hundred forty of Bandag's foreign franchisees are franchised by licensees of the Company in Australia, and joint ventures in India and Sri Lanka. A limited number of franchisees are trucking companies which operate retread shops essentially for their own needs. A few franchisees also offer "hot-cap" retreading and most sell one or more lines of new tires.

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

   Sources of Supply

        The Company manufactures the precured tread rubber, cushion gum, and related supplies in Company-owned manufacturing plants in the United States, Canada, Brazil, Belgium, South Africa, Indonesia, Mexico, Malaysia and New Zealand. The Company has entered into joint venture agreements in India and Sri Lanka. The Company also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire handling systems, and other items of equipment used in the Bandag and Vakuum Vulk retreading methods. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, such as repair patches sold by the Company, are purchased from others.

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

   Other Information

        The Company conducts research and development of new products, primarily in the tire retreading field, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $12,056,000 in 1994, $12,556,000 in 1995 and $16,157,000 in 1996.

        The Company's business has seasonal characteristics which are tied not only to the overall performance of the economy, but more specifically to the level of activity in the trucking industry. Tire demand does, however, lag the seasonality of the trucking industry. The Company's third and fourth quarters have historically been the strongest in terms of sales volume and earnings.

        As stated in the Company's 13D filed pursuant to the acquisition of the HON Industries common stock, "The shares of Common Stock purchased by Bandag have been acquired for investment purposes. Bandag believes that the Common Stock represents an attractive investment opportunity at this time." The Company continues to believe that HON Industries' common stock is a good, long-term investment consistent with the Company's overall corporate strategy to maximize long term shareholder value. The Company purchased the stock in 1987 and 1988 at a cost of $25.3 million and the market value of the shares currently held at the end of 1996 was $79 million.

        The Company has sought to comply with all statutory and administrative requirements concerning environmental quality. The Company has made and will continue to make necessary capital expenditures for environmental protection. It is not anticipated that such expenditures will materially affect the Company's earnings or competitive position.

        As of December 31, 1996, the Company had 2,591 employees.

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

   Revenues of Principal Product Groups

        The following table sets forth (in millions of dollars), for each of the last three fiscal years, revenues attributable to the Company's principal product groups:

                                       1996       1995        1994
    Revenues:

      Tread rubber, cushion gum,
        and retreading supplies       $700.7     $688.8      $613.1
      Other products (1)                61.0       58.4        45.9

      Corporate (2)                      7.3        8.1         6.7
                                       -----      -----       -----
                  Total               $769.0     $755.3      $665.7

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

   Financial Information about Foreign and Domestic Operations

   Financial Statement "Operations in Different Geographic Areas and Sales by Principal Products" follows on page 10.

   BANDAG, INCORPORATED AND SUBSIDIARIES
   Operations in Different Geographic Areas and Sales by Principal Products

   The Company's operations are conducted in one principal business, which includes the manufacture of precured tread rubber, equipment and supplies for retreading tires. While the Company does business throughout the world, its principal markets are in the United States and Europe

   Information concerning the Company's operations by geographic area and sales by principal product for the years ended December 31, 1996, 1995 and 1994 is shown below.

   Information concerning operations in different geographic areas:

                                 United States                Europe                   Other                  Consolidated
    In millions              1996    1995     1994    1996     1995    1994     1996    1995    1994     1996     1995     1994

    Revenues
    Revenues from
     unaffiliated
     customers(1)(2)       $476.8   $464.7  $421.5   $130.6  $136.7  $111.8   $154.3  $145.8   $125.7  $761.7    $747.2  $659.0

    Transfers between
     areas(3)                28.8     24.9    31.2      1.1     0.6     0.6      2.0     1.7      3.5    31.9      27.2    35.3
                            -----    -----   -----    -----  ------  ------   ------  ------    -----   -----     -----  ------
    Geographic area
     totals                $505.6   $489.6  $452.7   $131.7  $137.3  $112.4   $156.3  $147.5   $129.2   793.6     774.4   694.3

      Elimination
       (deduction)                                                                                      (31.9)    (27.2)  (35.3)
      Corporate revenues                                                                                  7.3       8.1     6.7
                                                                                                        -----     -----   -----
    Total Revenues                                                                                     $769.0    $755.3  $665.7

    Earnings (Expenses)
      Operations(4)        $109.3   $121.2  $126.7     $9.0   $13.6    $6.8    $16.5   $23.1    $19.1  $134.8    $157.9  $152.6

      Investment income                                                                                   7.3       8.1     6.6
      Interest expense                                                                                   (1.2)     (2.0)   (2.1)
      General corporate
       expenses                                                                                         (10.1)     (8.9)   (7.3)
                                                                                                        -----     -----   -----
    Earnings Before
     Income Taxes                                                                                      $130.8    $155.1  $149.8

    Assets at December 31
      Operations           $301.4   $290.1  $282.4    $79.2   $84.9   $79.6    $91.8   $78.0    $67.4  $472.4    $453.0  $429.4
      Corporate(5)                                                                                      115.9     101.2   152.7
                                                                                                        -----     -----   -----
    Total Assets                                                                                       $588.3    $554.2  $582.1

    Liabilities at
     December 31
      Operations            $99.6    $79.5   $77.9    $28.5   $31.6   $29.5    $34.6   $23.8    $16.6  $162.7    $134.9  $124.0
      Corporate(5)                                                                                       14.8      19.3    24.1
                                                                                                        -----     -----   -----
    Total Liabilities                                                                                  $177.5    $154.2  $148.1

    Sales Information by
     Principal Product
     Group:
      Retread materials
       and supplies                                                                                     92%       92%     93%
      Other                                                                                              8%        8%      7%
                                                                                                      -----     -----   -----
                                                                                                       100%      100%    100%

   (1) No single customer accounted for 10% or more of the Company's sales to unaffiliated customers in any of the years 1996, 1995 or 1994.
   (2) Export sales from the United States were less than 10% of sales to unaffiliated customers in each of the years 1996, 1995 or 1994.
   (3) Transfers between geographic areas are made at the transferor's selling price to unaffiliated customers less a predetermined discount to allow the transferee to recover its costs and earn an operating profit.
   (4) Aggregate foreign exchange gains (losses) included in determining net earnings amounted to approximately $1,236,000, ($1,187,000) and ($3,294,000) in 1996, 1995 and 1994, respectively.
   (5) Corporate assets are principally cash, investments, corporate office and related equipment. Corporate liabilities are principally dividends payable, short-term notes payable and other liabilities.

   Executive Officers of the Company

        The following table sets forth the names and ages of all executive officers of the Company as of March 21, 1997, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his present office:

                                       Period of              Present             Period in
                                     Service with           Position or            Present
              Name           Age        Company               Office                Office

    Martin G. Carver*        48         17 Yrs.     Chairman of the Board,         16 Yrs.
                                                    Chief Executive Officer
                                                    and President

    Lucille A. Carver*       79         39 Yrs.     Treasurer                      38 Yrs.

    Gary L. Carlson          46         23 Yrs.     Sr. Vice President and          3 Yrs.
                                                    General Manager, Eastern
                                                    Hemisphere Retreading
                                                    Division (EHRD)

    Nathaniel L. Derby II    54         25 Yrs.     Vice President,                11 Yrs.
                                                    Engineering

    Thomas E. Dvorchak       64         25 Yrs.     Sr. Vice President             19 Yrs.

    Sam Ferrise II           40         16 Yrs.     Vice President, Sales and       3 Mos.
                                                    Marketing

    Stuart C. Green          55         5 Yrs.      Sr. Vice President,             5 Yrs.
                                                    Manufacturing

    Warren W. Heidbreder     50         14 Yrs.     Vice President, Chief           3 Mos.
                                                    Financial Officer, and
                                                    Corporate Secretary

    Hong Yan Li, Henry       49         8 Mos.      Vice President, Asian           8 Mos.
                                                    Operations

    Patricio H. Andrade-     69         8 Yrs.      Vice President, Latin           2 Yrs.
     Marin                                          America

    Patrick K. Robbins       56         6 Yrs.      Vice President, Southern        9 Mos.
                                                    Region


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

        Mr. Carlson joined Bandag in 1974. In 1985 he was appointed to Vice President, Personnel Administration and in 1989 was appointed Vice President, Planning and Development. In November 1993, he was elected to his current office of Sr. Vice President and General Manager EHRD.

        Mr. Derby joined Bandag in 1971. He has served as Vice President, Engineering since 1985 and was elected to that office in August 1996.

        Mr. Dvorchak joined Bandag in 1971. In 1978 he was elected to the office of Sr. Vice President, Chief Financial Officer. Mr. Dvorchak announced his decision to retire in 1997 and to step down as Chief Financial Officer effective January 1, 1997. Mr. Dvorchak will continue to serve as Senior Vice President of the Corporation until his retirement.

        Mr. Ferrise joined Bandag in 1981. In 1995 he was elected to the office of Vice President, Marketing and held that position until January 1997 when he was elected to his current office of Vice President, Sales & Marketing.

        Mr. Green joined Bandag in 1991 and was elected Senior Vice President, Manufacturing. From 1981 to that date, he was employed by Nissan Motor Manufacturing Corporation in various management positions in manufacturing, the latest of which was Director, Manufacturing Vehicle Assembly, Component Assembly and Paint Plants, Manufacturing Division.

        Mr. Heidbreder joined Bandag in 1982. In 1986 he was elected to the office of Vice President, Legal and Tax Administration, and Corporate Secretary. In November 1996, he was elected to his current office of Vice President, Chief Financial Officer, and Corporate Secretary effective as of January 1, 1997.

        Mr. Li joined Bandag in July 1996 as Vice President, Asian Operations and was elected to that office in August 1996. Before joining Bandag, Mr. Li was employed for more than 25 years by the Eastman Kodak Company.

        Mr. Andrade-Marin served as General Manager, South America from 1989 until January 1995 when he was promoted to the position of Vice President, Latin America. He was elected to that office in August 1996.

        Mr. Robbins served as General Manager, New Zealand from 1991 until June 1996 when he was promoted to the position of Vice President, Southern Region. He was elected to that office in August 1996.

        All of the above-named executive officers have been elected by the Board of Directors and serve at the pleasure of the Board of Directors.

   ITEM 2.  PROPERTIES

        The general offices of the Company are located in a Company-owned 56,000 square foot office building in Muscatine, Iowa.

        The tread rubber manufacturing plants of the Company are located to service principal markets. The Company operates fifteen of such plants, six of which are located in the United States, and the remainder in Canada, Belgium, South Africa, Brazil, New Zealand, Mexico, Malaysia, Indonesia and Venezuela. The plants vary in size from 9,600 square feet to 194,000 square feet with the first plant being placed into production during 1959. All of the plants are owned in fee except for the plants located in New Zealand, Indonesia, Malaysia and Venezuela, which are under standard lease contracts.

        Retreading equipment is manufactured at Company-owned plants located in Muscatine, Iowa and Campinas, S.P., Brazil, of approximately 60,000 square feet and 10,000 square feet, respectively. In addition, the Company owns a research and development center in Muscatine of approximately 58,400 square feet and a 26,000 square foot facility used primarily for training franchisees and franchisee personnel. Similar training facilities are located in Brazil, Mexico, South Africa and Europe. The Company also owns a 26,000 square foot office and warehouse facility in Muscatine.

        In addition, the Company mixes rubber and produces cushion gum at a Company-owned 168,000 square foot plant in California. The Company owns its European headquarters office in Belgium and a 129,000 square foot warehouse in the Netherlands.

        In September 1995, Bandag do Brasil acquired 53,820 square feet of manufacturing facility located on 4.9 acres of land. The facility is located in Sorocaba in the State of Sao Paulo, Brazil. Bandag do Brasil is in the process of building a 77,580 square foot manufacturing and warehouse facility on a 23 acre site in Mafra, State of Santa Catarina, Brazil.

        In the opinion of the Company, its properties are maintained in good operating condition and the production capacity of its plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

   ITEM 3.  LEGAL PROCEEDINGS

        Treadco, Inc. v. Bandag, Inc., et. al. On October 27, 1995, Treadco, Inc. ("Treadco"), Bandag's largest franchisee, filed a complaint in the Sebastian County Chancery Court, Fort Smith, Arkansas, against Bandag (Treadco, Inc. v. Bandag, Inc., et al., Case No. 95-1224). Treadco alleges in that action various Arkansas statutory and common law claims relating to allegations that Bandag wrongfully induced several Treadco employees to terminate their employment with Treadco and begin working for Bandag, that Bandag wrongfully induced Treadco customers to switch their business to other Bandag franchises, and that Bandag wrongfully refused to renew certain franchise agreements. Treadco seeks an unspecified amount of money damages and injunctive relief. On November 8, 1995, Bandag filed an action in the United States District Court for the Western District of Arkansas to compel the arbitration of Treadco's claims (Bandag, Inc. v. Treadco, Inc., Case No. 95-2204). The Arkansas Chancery Court stayed all proceedings pending the federal court's decision on Bandag's petition. Treadco conceded that three of its claims against Bandag were subject to a binding arbitration agreement. The federal court has ruled that all claims should be settled at the arbitration hearing.

        Treadco has brought a counterclaim in the arbitration matter in which Treadco alleges that Bandag has engaged in conduct intended to restrain trade and destroy competition in violation of antitrust law. Treadco and Bandag have both stated that reports from their experts will be ready during July, 1997 and they will be ready for the arbitration hearing by October, 1997. No date has been set for the arbitration hearing by the arbitrator.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information concerning cash dividends declared and market prices of the Company's Common Stock and Class A Common Stock for the last three fiscal years is as follows:

                                  1996   % Change        1995    % Change      1994

    Cash Dividends Per
     Share-Declared
      First Quarter              $ 0.2250                $ 0.2000           $ 0.1750
      Second Quarter               0.2250                  0.2000             0.1750
      Third Quarter                0.2250                  0.2000             0.1750
      Fourth Quarter               0.2500                  0.2250             0.2000
                                 --------                --------           --------
      Total Year                 $ 0.9250  12.1          $ 0.8250  13.8     $ 0.7250
                                 --------------          --------------     --------
    Stock Price Comparison (A)
       Common Stock
      First Quarter              $50.25 - 55.88          $57.00 - 62.00     $50.75 - 63.50
      Second Quarter              47.38 - 52.75           56.75 - 64.63      49.13 - 55.13
      Third Quarter               44.50 - 49.50           52.25 - 65.88      51.00 - 57.00
      Fourth Quarter              46.13 - 49.38           49.00 - 54.88      52.00 - 61.88
      Year-End Closing
          Price                           47.38                   54.13              60.50

       Class A Common Stock
      First Quarter              $48.75 - 54.00          $51.50 - 54.88     $48.25 - 59.50
      Second Quarter              46.63 - 51.50           52.25 - 60.50      44.50 - 52.50
      Third Quarter               43.30 - 48.00           47.75 - 59.75      46.00 - 50.25
      Fourth Quarter              45.25 - 47.88           47.50 - 53.63      46.25 - 54.63
      Year-End Closing
          Price                           45.75                   53.00              53.50

   (A)  High and low composite prices in trading on the New York and Chicago
        Stock Exchanges (ticker symbol BDG for Common Stock and BDGA for
        Class A Common Stock) as reported in The Wall Street Journal.

   ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.                                     (Cont.)

      The approximate number of record holders of the Company's Common Stock as of March 21, 1997, was 2,623, the number of holders of Class A Common Stock was 1,448, and the number of holders of Class B Common Stock was
   296. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

   ITEM 6.   SELECTED FINANCIAL DATA

      The following table sets forth certain Selected Consolidated Financial Data for the periods and as of the dates indicated:

                                                            1996       1995        1994            1993           1992
    (in thousands, except per share data)

    Net Sales                                             $756,925   $740,363    $650,567        $590,199       $591,374
    Earnings Before Cumulative Effect of Changes in
       Accounting Methods                                   81,604     97,027      93,994          78,734         83,023
    Cumulative Effect of Changes in Accounting
       Methods, Net of Related Tax Effect                      ---        ---         ---             ---           (220)
                                                           -------    -------     -------         -------        -------
    Net Earnings                                           $81,604    $97,027     $93,994         $78,734        $82,803
                                                           -------    -------     -------         -------        -------
    Total Assets (A)                                      $588,342   $554,159    $582,146        $550,731       $469,239
    Noncurrent Liabilities                                  10,125     11,857      12,252          11,039          7,366

    Earnings Per Share Before Cumulative Effect of
       Changes in Accounting Methods (B)                     $3.44      $3.82       $3.51           $2.88          $2.99
    Cumulative Effect of Changes in Accounting
       Methods, Net of Related Tax Effect                       --        ---         ---             ---          (0.01)
                                                           -------    -------     -------         -------        -------
    Earnings Per Share (B)                                   $3.44      $3.82       $3.51           $2.88          $2.98
                                                           -------    -------     -------         -------        -------
    Cash Dividends Per Share-Declared (B)                  $0.9250    $0.8250     $0.7250         $0.6625        $0.6125


   (A) The change in accounting for certain investments in 1993 effected comparability with prior periods financial data which have not been restated.

   (B) Adjusted to give retroactive effect to the Company's June 10, 1992 stock dividend of Class A Common Stock.


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   1996-1995

   Consolidated net sales in 1996 increased 2% from 1995 matching the unit volume growth for retread materials. The translated value of the Company's foreign-currency-denominated sales decreased 1% from 1995 but that difference was offset by slightly higher equipment sales. The Company's seasonal sales pattern, which is tied to the trucking industry activity, is similar to previous years with the third and fourth quarters being the strongest for both sales and earnings.

   The Company's consolidated gross profit margin increased by 1.4 percentage points from 1995 to 41.6% in 1996 as a result of raw material cost decreases and manufacturing efficiencies resulting from past investments in process improvements. However, this gain was more than offset by higher operating expenses. The increased operating expenses related principally to increased spending for sales & marketing staffing and programs, employee training, distribution replacement, and higher R&D, resulting in a net earnings decline in 1996 of 16% from 1995. The Company believes that in order to achieve its strategic initiatives for future growth it will require heavy investments in people and processes. This will keep the Company's operating expenses at higher than historical levels for the near future. Therefore, growth in earnings will be dependent on the Company's ability to achieve revenue growth. The Company's effective income tax rate of 37.6% was comparable to the previous year's rate of 37.4%.

   Earnings per share in 1996 of $3.44 were $.38 lower, a 10% decrease from 1995. During 1996, the Company acquired 1,298,000 shares of its outstanding Common Stock and Class A Common Stock for $61,691,000, at prevailing market prices. This, in addition to the previous year's purchases, resulted in fewer average shares outstanding in 1996, which had a favorable impact of $.07 on earnings per share.

   Domestic net sales in 1996 were 3% higher than a year ago, as was the tread volume. Average raw material costs for the year were approximately 4% lower than the previous year's average. As a result, gross margin increased by 2 percentage points compared to a margin decrease experienced in the previous year. Domestic 1996 earnings before income taxes declined 10 percentage points from the previous year due to the same increases in operating expenses as discussed in the consolidated comments above.

   The Company's foreign operations comprised 37% and 20% of 1996's net sales and earnings before income taxes, respectively. This compares to 38% and 24%, respectively, of last year's net sales and earnings before income taxes.

   Net sales in Europe declined 5% from 1995. The decline was the result of a 7% decrease in unit volume and a 3% decrease because of the unfavorable impact on the translated value of the Company's foreign-currency-denominated sales, which was partially offset with price increases of approximately 4%. Gross profit margin in 1996 increased approximately
   1 percentage point compared to 1995 due to lower per unit manufacturing costs. Earnings before income taxes declined by 33% over the previous year.

   Unit volume for the Company's other combined foreign operations improved by 5% over 1995, and net sales increased by 6%. Gross profit margin remained the same, but operating and other expenses, as a percent of sales, increased by approximately 6 percentage points from the previous year due principally to a provision related to a tax dispute in Brazil and the Company's commitment to building a global organizational structure. Earnings before income taxes declined by 28% due to the increased operating expenses.

   1995-1994

   Consolidated net sales increased 14% from 1994. Retread unit volume increased 3% while the translated value of the Company's foreign-currency-denominated sales increased 2%. The remaining 9% increase was from the cumulative increases in selling prices in 1994 and 1995 in response to higher raw material costs. The Company's seasonal sales pattern, which is tied to the trucking industry activity, is similar to previous years with the third and fourth quarters being the strongest for both sales and earnings.

   The Company's consolidated gross profit margin declined by 1.8 percentage points from 1994, because of raw material cost increases which were not passed on to dealers. This, combined with increased operating expenses related principally to increased spending for marketing programs, resulted in net earnings improving only 3% above 1994. The Company's effective income tax rate of 37.4% was comparable to the previous year's rate.

   1995 earnings per share of $3.82 were $.31 higher, a 9% increase from 1994. During the year, the Company acquired 1,946,000 shares of its outstanding Common Stock and Class A Common Stock for $107,964,000, at prevailing market prices. This, in addition to the previous year's purchases, resulted in fewer average shares outstanding in 1995. This had a favorable impact of $.17 on earnings per share.

   Domestic net sales in 1995 were 11% higher than in 1994 due to increased selling prices in 1994 and 1995, and higher equipment sales. Tread volume increased only 1%. Average raw material costs for the year were approximately 27% higher than the previous year's average. Selling prices were increased only in the first quarter, as the Company chose to absorb further increases during the year. This resulted in a gross margin decline of 3 percentage points. Domestic 1995 earnings before income taxes declined 4 percentage points over the prior year due to flat sales volume and higher raw material costs, as well as increased spending for marketing programs.

   The Company's foreign operations comprised 38% and 24% of 1995's net sales and earnings before income taxes, respectively. This represents a 2 percentage-point increase, as a percent of total revenues, and a 7 percentage-point increase, as a percent of total earnings before income taxes, in comparison with the prior year.

   Unit volume in Europe increased 6% over 1994. Net sales improved by 22%, with 8 percentage points due to the favorable impact on the translated value of the Company's foreign-currency-denominated sales. Gross profit margin in 1995 increased 2 percentage points compared to 1994 due to higher production levels and lower manufacturing spending. Earnings before income taxes improved by 100% over the prior year.

   Unit volume for the Company's other combined foreign operations improved by 6% over 1994, with net sales increasing by 16%. The sales increase exceeded the volume increase due to the favorable impact of the higher translated value of foreign-currency-denominated sales coupled with selling price increases initiated during the year in response to higher raw material costs. Gross profit margin decreased 1 percentage point, but operating expenses, as a percent of sales, decreased by approximately
   1 percentage point from 1994. Earnings before income taxes increased by 21% due to the increased sales combined with a 5% increase in other income.

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

   Domestic net sales in 1994 were 11% higher than a year ago due to increased unit volume (up 5%), increased selling prices and higher equipment sales. Average raw material costs for the year were approximately 4% higher than the previous year and selling prices were increased a proportional amount to maintain gross margin. Domestic 1994 earnings before income taxes increased 15% over the prior year due to higher sales volume and relatively flat manufacturing costs, the benefit of which was partially offset by an increase in spending for marketing programs.

   The Company's foreign operations comprised 36% and 17% of 1994's net sales and earnings before income taxes, respectively. This represents a one percentage-point decline as a percent of total revenues and a three percentage-point increase as a percent of total earnings before income taxes in comparison to the previous year.

   Unit volume in Europe increased 6% over 1993, while net sales improved by 8%. Gross profit margin increased 2.7 percentage points in 1994 compared to 1993 due to higher production volume but relatively flat manufacturing costs. Selling price increases during 1994 were not as significant as in the Company's domestic markets because the strong Belgian franc offset most of Europe's raw material cost increases, which are based on world prices. Overall, earnings before income taxes improved by 250% over the previous year.

   Unit volume for the Company's other combined foreign operations improved by 11% in 1994 over 1993, with net sales increasing by a lesser 9%. The sales increase was lower than the volume increase due to the unfavorable impact of the lower translated value of foreign-currency-denominated sales. The lower translated values more than offset selling price increases initiated during the year in response to higher raw material costs. Gross profit margins remained flat, but operating expenses, as a percent of sales, decreased by approximately one percentage point from the prior year. Earnings before income taxes increased by 23% from the previous year due to the unit volume and sales increases combined with flat operating expenses.

   Impact of Inflation and Changing Prices

   It has generally been the Company's practice to adjust its selling prices to recover increased production and raw material costs in order to maintain its gross profit margin. Since the Company's raw material costs declined in 1996, the Company used the increased margin to partially offset the increase in operating expenses.

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

   Capital Resources and Liquidity

   At the end of 1996, current assets exceeded current liabilities by $202,486,000. Cash and cash equivalents totaled $31,453,000 at year-end, increasing by $436,000 during the year. The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments. These investments decreased by $7,684,000 from the prior year.

   The only changes in working capital requirements are for normal business growth. The Company funds its capital expenditures from the cash flow it generates from operations. During 1996, the Company spent $34,388,000 for capital expenditures. The Company expects that 1997 capital expenditures will be at a higher level than 1996.

   As of December 31, 1996, the Company had available uncommitted lines of credit totaling $91,000,000 in the United States for working capital purposes. Also, the Company's foreign subsidiaries have approximately $28,000,000 in credit and overdraft facilities available to them. From time to time during 1996, the Company borrowed funds to supplement operational cash flow needs or to settle intercompany transactions. The Company's long-term liabilities totaled $10,125,000 at year end, which are approximately 2% of long-term liabilities and stockholders' equity combined. The Company has no plans at this time to undertake additional liabilities of any substantial amount.

   During the year, the Company purchased 1,298,000 shares of its outstanding Common Stock and Class A Common Stock for $61,691,000 at prevailing market prices and paid cash dividends amounting to $21,785,000. The Company generally funds its dividends and stock repurchases from the cash flow generated from its operations. Historically the Company has utilized excess funds to purchase its own shares, believing the acquisition of the Company's stock to be a good investment.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               Index to Consolidated Financial Statements

                                                             Page

    Report of Independent Auditors                               23
    Consolidated Balance Sheets as of December 31, 1996,
    1995 and 1994                                           24 - 25

    Consolidated Statements of Earnings for the Years
    Ended December 31, 1996, 1995 and 1994                       26

    Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1996, 1995 and 1994                       27

    Consolidated Statements of Changes in Stockholders'
    Equity for the Years Ended December 31, 1996, 1995
    and 1994                                                     28

    Notes to Consolidated Financial Statements              29 - 38

                         Report of Independent Auditors

   Stockholders and Board of Directors
   Bandag, Incorporated


   We have audited the accompanying consolidated balance sheets of Bandag, Incorporated and subsidiaries as of December 31, 1996, 1995, and 1994, and the related consolidated statements of earnings, cash flows, and changes in stockholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at
   Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated and subsidiaries at December 31, 1996, 1995, and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   /s/ Ernst & Young LLP


   Chicago, Illinois
   January 31, 1997

   BANDAG, INCORPORATED AND SUBSIDIARIES

   Consolidated Balance Sheets
                                                    December 31
   Assets                                   1996        1995        1994
   Current Assets                                 (In thousands)
     Cash and cash
      equivalents                         $ 31,453   $ 31,017   $ 46,519
     Investments - Note B                    2,089      9,773     36,864
     Accounts receivable,
      less allowance (1996 -
      $13,320; 1995 - $12,327;
      1994 - $11,883)                      206,732    200,300    178,057
     Inventories:
       Finished products                    44,704     40,252     37,022
       Material and work in process         14,228     12,811     14,132
                                          --------    -------    -------
                                            58,932     53,063     51,154

     Deferred income tax assets             29,138     22,451     21,230
     Prepaid expenses and other
       current assets                       13,356     11,854     11,055
                                          --------    -------    -------
         Total Current Assets              341,700    328,458    344,879

   Property, Plant, and Equipment,
    on the Basis of Cost:
     Land                                    3,671      3,731      3,587
     Buildings and improvements             85,445     84,426     79,981
     Machinery and equipment               292,956    287,771    267,986
     Construction and equipment
       installation in progress             12,520      6,327      8,177
                                          --------    -------    -------
                                           394,592    382,255    359,731
     Less allowances for depreciation
       and amortization                   (249,457)  (237,405)  (207,973)
                                          --------    -------    -------
                                           145,135    144,850    151,758

   Marketable Equity Securities -
     Note B                                 79,035     55,684     64,066
   Other Assets                             22,472     25,167     21,443
                                          --------    -------    -------
       Total Assets                       $588,342   $554,159   $582,146
                                          ========    =======    =======

    Liabilities and Stockholders' Equity
    Current Liabilities
      Accounts payable                    $ 28,744   $ 24,268   $ 20,014
      Accrued employee compensation and
        benefits                            23,532     21,604     17,695
      Accrued marketing expenses            32,872     32,485     28,609
      Other accrued expenses                34,076     25,098     23,433
      Dividends payable                      5,731      5,440      5,270
      Income taxes payable                  12,254     10,124      9,999
      Short-term notes payable and other
        liabilities                          2,005      3,015      8,280
                                           -------    -------    -------
      Total Current Liabilities            139,214    122,034    113,300

    Other Liabilities                       10,125     11,857     12,252
    Deferred Income Tax Liabilities         28,136     20,289     22,545
    Stockholders' Equity - Note E
      Common Stock; $1.00 par value,
        authorized - 21,500,000 shares;
        issued and outstanding - 9,842,861
        shares in 1996; 10,112,164 shares
        in 1995; 10,788,985 shares in 1994   9,843     10,112     10,789
      Class A Common Stock; $1.00 par value;
        authorized - 50,000,000 shares;
        issued and outstanding -11,027,759
        shares in 1996; 11,711,344 shares
        in 1995; 12,976,211 shares in 1994  11,028     11,711     12,976
      Class B Common Stock; $1.00 par value;
        authorized - 8,500,000 shares;
        issued and outstanding - 2,051,984
        shares in 1996; 2,355,352 shares in
        1995; 2,357,976 shares in 1994       2,052      2,355      2,358
      Additional paid-in capital             4,069      2,493      3,192
      Retained earnings                    355,663    355,814    384,607
      Unrealized gain on securities
        available-for-sale, net of related
        tax effect (1996 - $20,765; 1995 -
        $11,700; 1994 - $15,159)            33,854     19,568     24,491
      Equity adjustment from foreign
        currency translation                (5,642)    (2,074)    (4,364)
                                          --------   --------   --------
      Total Stockholders' Equity           410,867    399,979    434,049
                                          --------   --------   --------
        Total Liabilities and
               Stockholders' Equity       $588,342    554,159    582,146
                                          ========   ========   ========

    See notes to consolidated financial statements.

   BANDAG, INCORPORATED AND SUBSIDIARIES

   Consolidated Statements of Earnings

                                              Year Ended December 31
                                         1996           1995          1994
                                       (In thousands, except per share data)
    Income:
      Net Sales                         $756,925      $740,363      $650,567
      Other income                        12,074        14,911        15,125
                                         -------       -------       -------
                                         768,999       755,274       665,692
    Costs and expenses:
      Cost of products sold              442,149       442,837       377,385
      Engineering, selling,
       administrative and other
       expenses                          194,834       155,362       136,346
      Interest                             1,236         1,959         2,126
                                         -------       -------       -------
                                         638,219       600,158       515,857
                                         -------       -------       -------
       Earnings Before Income
        Taxes                            130,780       155,116       149,835
      Income Taxes - Note D               49,176        58,089        55,841
                                         -------       -------       -------
       Net Earnings                     $ 81,604      $ 97,027      $ 93,994
                                         =======       =======       =======
       Net Earnings Per Share -
        Note E                          $   3.44      $   3.82      $   3.51
                                         =======       =======       =======

   See notes to consolidated financial statements.

   Consolidated Statements of Cash Flows
                                                  Year Ended December 31
                                             1996         1995          1994
                                                      (In thousands)
    Operating Activities
      Net earnings                        $ 81,604     $ 97,027      $ 93,994
      Adjustments to reconcile net
       earnings to net cash provided by
       operating activities:
       Provisions for depreciation and
        amortization                        34,595       34,595        35,328
       Change in deferred income taxes       1,367       (3,462)       (2,590)
       Change in operating assets and
        liabilities:
      Accounts receivable                   (9,959)     (19,674)      (14,211)
      Inventories                           (7,401)      (1,148)       (6,872)
      Prepaid expenses and other
            current assets                  (1,921)          94        (2,019)
      Accounts payable and other
            accrued expenses                19,063       11,164        13,219
      Income taxes payable                   2,582          158        (1,357)
      Other assets                          (5,883)         443         1,131
                                           -------      -------       -------
       Net Cash Provided by Operating
        Activities                         114,047      119,197       116,623

    Investing Activities
      Additions to property, plant and
       equipment                           (34,388)     (28,411)      (40,799)
      Net dispositions of property,
       plant and equipment                     506          724         1,151
      Purchases of investments             (18,205)     (27,379)      (61,775)
      Maturities of investments             25,889       54,470        49,954
      Sale of marketable equity
       securities                               --           --         2,447
                                           -------      -------       -------
       Net Cash Used in Investing
         Activities                        (26,198)        (596)      (49,022)

    Financing Activities
      Proceeds from short-term notes
       payable                              42,902       41,230        80,425
      Principal payments on short-term
       notes payable and other
       liabilities                         (45,246)     (46,887)      (86,442)
      Cash dividends                       (21,785)     (20,651)      (19,310)
      Purchases of Common Stock and
       Class A Common Stock                (61,691)    (107,964)      (53,580)
                                           -------      -------       -------
       Net Cash Used in Financing
        Activities                         (85,820)    (134,272)      (78,907)

    Effect of exchange rate changes on
     cash and cash equivalents              (1,593)         169          (179)
                                           -------      -------       -------
      Increase (Decrease) in Cash and
       Cash Equivalents                        436      (15,502)      (11,485)
    Cash and cash equivalents at
      beginning of year                     31,017       46,519        58,004
                                           -------      -------       -------
      Cash and Cash Equivalents at End
        of Year                           $ 31,453     $ 31,017      $ 46,519
                                           =======      =======       =======

   See notes to consolidated financial statements.

   BANDAG, INCORPORATED AND SUBSIDIARIES

   Consolidated Statements of Changes in Stockholders' Equity

                                                                              Class A Common
                                              Common Stock Issued            Stock Issued and           Class B Common Stock
                                                and Outstanding                 Outstanding            Issued and Outstanding
    (In thousands, except                     Shares        Amount         Shares         Amount       Shares         Amount
     share data)

    Balance at January 1, 1994              11,215,008       $11,215     13,576,971        $13,577      2,360,513        $2,361

      Net earnings for the year
      Cash dividends-$.7250 per share
      Conversion of Class B Common Stock
        to Common Stock-Note E                   2,537             2                                       (2,537)           (3)
      Common Stock and Class A Common
        Stock issued under Restricted
        Stock Grant Plan-Note E                  4,030             4          4,030              4
      Common Stock and Class A Common
        Stock issued under Stock Award
        Program Plan-Note E                      2,810             3          2,810              3
      Purchases of Common Stock and
        Class A Common Stock                  (435,400)         (435)      (607,600)          (608)
      Unrealized loss on securities
        available-for-sale, net of
        deferred income taxes of $1,341
      Adjustment from foreign currency
        translation
                                            ----------       -------     ----------         ------      ---------        ------
    Balance at December 31, 1994            10,788,985        10,789     12,976,211         12,976      2,357,976         2,358
      Net earnings for the year
      Cash Dividends-$.8250 per share
      Conversion of Class B Common Stock
        to Common Stock-Note E                   2,624             3                                       (2,624)           (3)
      Common Stock and Class A Common
        Stock issued under Restricted
        Stock Grant Plan-Note E                  4,430             4          4,430              4
      Forfeitures of Common Stock and
        Class A Common Stock under
        Restricted Stock Grant Plan-Note
        E                                       (3,817)           (4)        (2,939)            (3)
      Purchases of Common Stock and
        Class A Common Stock                  (680,058)         (680)    (1,266,358)        (1,266)
      Unrealized loss on securities
        available-for-sale, net of
        deferred income taxes of $3,459
      Adjustment from foreign currency
        translation
                                            ----------        ------     ----------         ------     ----------        ------
    Balance at December 31, 1995            10,112,164        10,112     11,711,344         11,711      2,355,352         2,355
      Net earnings for the year
      Cash dividends-$.9250 per share
      Conversion of Class B Common Stock
        to Common Stock-Note E                 303,368           303                                     (303,368)         (303)
      Common Stock and Class A Common
        Stock issued under Restricted
        Stock Grant Plan-Note E                  7,610             8          7,610              8
      Forfeitures of Common Stock and
        Class A Common Stock under
        Restricted Stock Grant Plan-Note
        E                                         (110)           --           (110)            --
      Common Stock and Class A Common
        Stock issued under Stock Award
        Program Plan-Note E                      2,636             3          2,638              2
      Common Stock and Class A Common
        Stock issued under Defined-
        Contribution Plan-Note F                10,450            10         10,738             11
      Purchase of Common Stock and Class
        A Common Stock                        (593,257)         (593)      (704,461)          (704)
      Unrealized gain on securities
        available-for-sale, net of
        deferred income taxes of $9,065
      Adjustment from foreign currency
        translation
                                            ----------       -------     ----------         ------     ----------        ------
    Balance at December 31, 1996             9,842,861       $ 9,843     11,027,759        $11,028      2,051,984        $2,052
                                            ==========       =======     ==========         ======     ==========        ======

                                                                                                 Equity
                                                                             Unrealized        Adjustment
                                                                             Gain (Loss)          From
                                             Additional                     on Securities       Foreign
    (In thousands, except                     Paid-in         Retained       Available-         Currency
     share data)                              Capital         Earnings        for-Sale        Translation

    Balance at January 1, 1994                   $2,859      $362,040            $27,693         $(6,653)
      Net earnings for the year                                93,994
      Cash dividends-$.7250 per share                         (19,310)
      Conversion of Class B Common Stock
        to Common Stock-Note E
      Common Stock and Class A Common
        Stock issued under Restricted
        Stock Grant Plan-Note E                     440
      Common Stock and Class A Common
        Stock issued under Stock Award
        Program Plan-Note E                         313
      Purchases of Common Stock and
        Class A Common Stock                       (420)      (52,117)
      Unrealized loss on securities
        available-for-sale, net of
        deferred income taxes of $1,341                                           (3,202)
      Adjustment from foreign currency
        translation                                                                                2,289
                                                -------       -------            -------        --------
    Balance at December 31, 1994                  3,192       384,607             24,491          (4,364)
      Net earnings for the year                                97,027
      Cash Dividends-$.8250 per share                         (20,651)
      Conversion of Class B Common Stock
        to Common Stock-Note E
      Common Stock and Class A Common
        Stock issued under Restricted
        Stock Grant Plan-Note E                     436
      Forfeitures of Common Stock and
        Class A Common Stock under
        Restricted Stock Grant Plan-Note
        E                                          (287)
      Purchases of Common Stock and
        Class A Common Stock                       (848)     (105,169)
      Unrealized loss on securities
        available-for-sale, net of
        deferred income taxes of $3,459                                           (4,923)
      Adjustment from foreign currency
        translation                                                                                2,290
                                                -------       -------            -------         -------
    Balance at December 31, 1995                  2,493       355,814             19,568          (2,074)
      Net earnings for the year                                81,604
      Cash dividends-$.9250 per share                         (21,785)
      Conversion of Class B Common Stock
        to Common Stock-Note E
      Common Stock and Class A Common
        Stock issued under Restricted
        Stock Grant Plan-Note E                     698
      Forfeitures of Common Stock and
        Class A Common Stock under
        Restricted Stock Grant Plan-Note
        E                                           (10)
      Common Stock and Class A Common
        Stock issued under Stock Award
        Program Plan-Note E                         262
      Common Stock and Class A Common
        Stock issued under Defined-
        Contribution Plan-Note F                  1,050
      Purchase of Common Stock and Class
        A Common Stock                             (424)      (59,970)
      Unrealized gain on securities
        available-for-sale, net of
        deferred income taxes of $9,065                                           14,286
      Adjustment from foreign currency
        translation                                                                               (3,568)
                                                 ------       -------             ------          ------
    Balance at December 31, 1996                 $4,069      $355,663            $33,854         $(5,642)
                                                 ======       =======             ======          ======

   See notes to consolidated financial statements.

   Notes to Consolidated Financial Statements

   A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation:
   The consolidated financial statements include the accounts and transactions of all subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates:
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

   Inventories:
   Inventories are valued at the lower of cost, determined by the last in, first out (LlFO) method, or market.

   The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $23,111,000, $24,479,000, and $19,143,000 at December 31, 1996, 1995, and 1994, respectively.

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

   The following is a summary of securities held-to-maturity and available-for-sale (in thousands):

                                                      Gross          Gross
                                                   Unrealized     Unrealized     Estimated
                                       Cost           Gains         Losses       Fair Value

    December 31, 1996
    Securities Held-to-Maturity
    Obligations of states and
      political subdivisions          $10,694             $5             $0       $10,699
    Short-term corporate debt           3,350              -              -         3,350
    Investment in Eurodollar time
      deposits                          3,000              -              -         3,000
                                      -------        -------        -------       -------
                                      $17,044             $5             $0       $17,049
                                      =======        =======        =======       =======
    Securities Available-for-Sale
    Marketable equity securities      $24,416        $54,619              -       $79,035
                                      =======        =======        =======       =======
    December 31, 1995
    Securities Held-to-Maturity
    Obligations of states and
      political subdivisions          $19,028             $6             $0       $19,034
    Short-term corporate debt           4,450              -              -         4,450
    Investment in Eurodollar time
      deposits                          7,100              -              -         7,100
                                      -------        -------        -------       -------
                                      $30,578             $6             $0       $30,584
                                      =======        =======        =======       =======
    Securities Available-for-Sale
    Marketable equity securities      $24,416        $31,268              -       $55,684
                                      =======        =======        =======       =======
    December 31, 1994
    Securities Held-to-Maturity
    Obligations of states and
      political subdivisions          $44,779            $23           ($66)      $44,736
    Short-term corporate debt           8,450              -              -         8,450
    Investment in Eurodollar time
      deposits                         22,450              -              -        22,450
                                      -------        -------        -------       -------
                                      $75,679            $23           $(66)      $75,636
                                      =======        =======        =======       =======
    Securities Available-for-Sale
    Marketable equity securities      $24,416        $39,650              -       $64,066
                                      =======        =======        =======       =======


   At December 31, 1996, 1995 and 1994, securities held-to-maturity are due in one year or less and include $14,955,000, $20,805,000 and $38,815,000, respectively, reported as cash equivalents.

   C. SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

   The carrying amount reported in the consolidated balance sheet of the Company's short-term notes payable approximates its fair value.

   Total available funds under unused lines of credit at December 31, 1996 amounted to $119,000,000.

   The weighted average interest rate on short-term borrowings outstanding for the full years of 1996, 1995, and 1994, were 5.8%, 7.9%, and 5.3%, respectively.

   Interest paid on short-term notes payable and other obligations amounted to $1,764,000, $2,231,000, and $1,747,000 in 1996, 1995, and 1994,
   respectively.

   D. INCOME TAXES

   Significant components of the Company's deferred tax assets (liabilities) reflecting the net tax effects of temporary differences are summarized as follows:
                                                December 31
                                       1996         1995        1994
                                               (In thousands)
    Obligation to provide
      postretirement benefits         $2,243      $2,039      $2,093
    Marketing programs                14,012      11,148      10,152
    Accounts receivable valuation
      allowances                       2,696       2,834       3,005
    Unremitted earnings of
      foreign subsidiaries            (3,488)     (1,999)     (3,119)
    Excess pension funding            (3,953)     (3,252)     (2,890)
    Purchased tax benefits            (1,025)     (1,531)     (1,975)
    Unrealized holding gain on
      marketable equity
      securities                     (20,765)    (11,700)    (15,159)
    Other, net                        11,282       4,623       6,578
                                      ------      ------     -------
    Net deferred tax assets
      (liabilities)                   $1,002      $2,162     ($1,315)
                                      ======      ======     =======

    The components of earnings before income taxes are summarized as follows:

                                          Year Ended December 31
                                      1996         1995        1994
                                              (In thousands)

    Domestic                        $102,099    $116,373    $123,715
    Foreign                           28,681      38,743      26,120
                                     -------     -------     -------
                                    $130,780    $155,116    $149,835
                                     =======     =======     =======

    Significant components of the provision for income tax expense (credit) are summarized as follows:

                                          Year Ended December 31
                                      1996         1995        1994
                                              (In thousands)
    Current:
      Federal                        $39,570     $39,513     $42,965
      State                            4,900       4,900       4,712
      Foreign                         11,353      14,010      10,118
    Deferred:
      Federal                         (4,354)     (1,555)     (3,842)
      State                             (486)       (107)       (163)
      Foreign                         (1,301)      1,768       2,434
    Equivalent credit relating to
      purchased income tax
      benefits                          (506)       (440)       (383)
                                     -------     -------     -------
                                     $49,176     $58,089     $55,841
                                     =======     =======     =======

   No item, other than state income taxes in 1996, 1995, and 1994 affects the Company's effective income tax rate by an amount which exceeds 5% of the income tax expense computed at the statutory rate.

   Undistributed earnings of subsidiaries on which deferred income taxes have not been provided are not significant.

   Income taxes paid amounted to $52,992,000, $58,238,000, and $61,706,000 in
   1996, 1995, and 1994, respectively.

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

   Under the terms of the Bandag, Incorporated Restricted Stock Grant Plan, the Company is authorized to grant up to an aggregate of 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock to certain key employees. The shares granted under the Plan will entitle the grantee to all dividends and voting rights; however, such shares will not vest until seven years after the date of grant. If a grantee's employment is terminated prior to the end of the seven-year period for any reason other than death, disability or termination of employment after age 60, the shares will be forfeited and made available for future grants. A grantee who has attained age 60 and whose employment is then terminated prior to the end of the seven-year vesting period does not forfeit the nonvested shares. During the years ended December 31, 1996, 1995, and 1994, 7,610 shares, 4,430 shares and 4,030 shares of Common Stock, respectively, were granted under the Plan. During the years ended December 31, 1996, 1995 and 1994, 7,610 shares, 4,430 shares and 4,030 shares of Class A Common Stock, respectively, were also granted under the Plan. The resulting charge to earnings amounted to $1,245,000, $770,000, and $779,000, in 1996, 1995,
   and 1994, respectively. During the year ended December 31, 1996, 110 shares of Common Stock and 110 shares of Class A Common Stock were forfeited. The credit to 1996 earnings related to the forfeited shares was approximately $12,000. At December 31, 1996, 42,155 shares of Common Stock and 51,925 shares of Class A Common Stock are available for grant under the Plan.

   Under the terms of the Bandag, Incorporated Nonqualified Stock Option Plan, the Company is authorized through November 13, 1997 to grant options to purchase up to 500,000 shares of Common Stock and 500,000 shares of Class A Common Stock to certain key employees. The option price is equal to the market value of the shares on the date of grant. No options were granted under the Plan in 1996, 1995 or 1994. At December 31, 1996, options to purchase 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock are outstanding and exercisable at $23.458 per share for Common Stock options and $22.792 per share for Class A Common Stock options. Options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock expire on November 13, 1997, and each of the four anniversaries thereafter. At December 31, 1996, no options granted under this Plan have been exercised and options to purchase 400,000 shares of Common Stock and 400,000 shares of Class A Common Stock are available for grant.

   The Company has a stock award program covering substantially all U.S. and Canadian employees, which was established to promote employee commitment and ownership in the Company. In 1996, 1995 and 1994, $250,000, $284,000
   and $319,000, respectively, were charged to earnings for the estimated cost of awards to be made under the stock award program.

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

   Aggregate accumulated benefit obligations, projected benefit obligations, as estimated by consulting actuaries, plan net assets and funded status are as follows:
                                               December 31
                                       1996        1995          1994
                                                  (In thousands)
    Actuarial present value of
      accumulated benefit
      obligations:
    Vested                             $40,944      $33,787      $30,535
    Nonvested                            3,145        5,810        2,310
                                       -------      -------      -------
                                       $44,089      $39,597      $32,845
                                       =======      =======      =======
    Plan net assets at fair value      $90,775      $79,291      $63,594
    Projected benefit obligations       58,357       54,496       46,367
                                       -------      -------      -------
    Plan net assets in excess of
      projected benefit obligations     32,418       24,795       17,227
    Unrecognized prior service cost      1,187        1,278        1,214
    Unamortized actuarial net loss
      (gain)                           (19,557)     (12,988)      (5,728)
    Unamortized net transition
       gain                             (5,591)      (6,332)      (7,080)
                                       -------      -------      -------
    Prepaid pension cost included
      in the consolidated balance
       sheet                            $8,457       $6,753       $5,633
                                        ======       ======       ======

    Assumptions used in the determination of the actuarial present value of the projected benefit obligations and net pension cost are as follows:

    Weighted average discount rate       7.00%        7.00%        7.50%
    Rate of increase in future
      compensation                       4.50%        4.75%        5.00%
    Expected long-term rate of
      return on assets                   8.00%        8.00%        8.00%

    Assets of the plans are principally invested in guaranteed interest contracts, common stock, and stock mutual funds.

    Pension expense (credit) is composed of the following:

                                           Year Ended December 31
                                         1996         1995         1994
                                                (In thousands)
    Service cost for benefits earned
      during the year                   $2,193       $1,929       $3,183
    Interest cost on projected
      benefit obligations                3,153        2,899        3,343
    Investment return on plan assets   (12,025)     (14,510)      (1,454)
    Net amortization and deferral        5,045        8,964       (4,161)
                                       -------      -------      -------
    Net periodic pension expense
      (credit)                         ($1,634)       ($718)        $911
                                       =======      =======      =======


   The Company also sponsors defined-contribution plans, covering substantially all salaried employees in the United States. Annual contributions are made in such amounts as determined by the Company's Board of Directors. Although employees may contribute up to 12% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company recorded expense for contributions in the amount of $2,796,000, $3,578,000, and $2,892,000 in 1996, 1995, and 1994, respectively.

   Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company's contributions to foreign plans were not significant in 1996, 1995, and 1994.

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

   The following table sets forth amounts recognized in the Company's consolidated balance sheet:

                                                   December 31
                                          1996         1995        1994
                                                  (In thousands)
    Accumulated postretirement
      benefit obligation:
    Retirees                             $2,146      $2,109      $1,847
    Fully eligible active plan
      participants                          104         111          92
    Other active plan participants        3,177       2,754       1,801
                                        -------     -------     -------
    Accumulated postretirement
      benefit obligation                  5,427       4,974       3,740
    Unrecognized net gain and prior
      service cost                          429         351       1,105
                                        -------     -------     -------
    Accrued postretirement benefit
      cost                               $5,856      $5,325      $4,845
                                        =======     =======     =======

    Net periodic postretirement benefit cost includes the following components:

    Service cost                           $231        $200        $167
    Interest cost on accumulated
      postretirement benefit
      obligation                            344         321         261
    Net amortization and deferral             3          33          (2)
                                         ------      ------      ------
    Net periodic postretirement
      benefit cost                         $578        $554        $426
                                         ======      ======      ======

   The weighted-average annual assumed rate of increase in the per capita cost of covered benefits is 10% for 1997 and is assumed to decrease gradually to 6% for 2001 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $770,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $95,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for 1996 and 1995, and 7.5% for 1994.

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

   At December 31, 1996, 1995 and 1994, the Company had approximately $23,862,000, $18,156,000 and $10,513,000, respectively, in foreign currency forward exchange contracts and foreign currency option contracts designated and effective as hedges which become due in various amounts and at various dates throughout the following year. Such contracts were principally for the purpose of hedging commitments arising from forecasted material purchases and intercompany export sales, respectively.
   Unrealized gains and losses on the forward exchange contracts and the currency option contracts are deferred and will be recognized in income in the same period as the hedged transaction. The difference between the contract amounts and their fair value, in the aggregate, was insignificant at December 31, 1996, 1995 and 1994.

   I. BUSINESS INFORMATION BY GEOGRAPHIC AREA

   The information regarding operations in different geographic areas is presented on page 10 of this report, and is included herein by reference.

   J. SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

   Unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 are summarized as follows:

                                           Quarter Ended
                            Mar. 31     Jun. 30     Sep. 30     Dec. 31
                               (In thousands, except per share data)
    1996:
    Net sales               $170,303    $188,875    $194,086     $203,661
    Gross profit              66,295      77,403      85,762       85,316
    Net earnings              15,866      20,094      23,945       21,699
    Net earnings per
      share                    $0.65       $0.83       $1.02        $0.94

    1995:
    Net sales               $168,243    $182,929    $190,337     $198,854
    Gross profit              65,134      73,710      77,991       80,691
    Net earnings              19,579      24,910      27,050       25,488
    Net earnings per
      share                    $0.75       $0.96       $1.07        $1.04


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by Item 10 (with respect to the directors of the registrant) is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1996. In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by
   Item 10 has been included in Part I hereof.

   ITEM 11.  EXECUTIVE COMPENSATION

      The information called for by Item 11 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1996.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

      The information called for by Item 12 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1996.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1996.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  (1)  Financial Statements

              The following consolidated financial statements are included in Part II, Item 8:

                                                                Page
              Consolidated Balance Sheets as of December 31,
              1996, 1995 and 1994                               24-25

              Consolidated Statements of Earnings for the
              Years Ended December 31, 1996, 1995 and 1994         26

              Consolidated Statements of Cash Flows for the
              Years Ended December 31, 1996, 1995 and 1994         27

              Consolidated Statements of Changes in
              Stockholders' Equity for the Years Ended
              December 31, 1996, 1995 and 1994                     28

              Notes to Consolidated Financial Statements        29-38

         (2)  Financial Statement Schedule

              Schedule II - Valuation and qualifying accounts
              and reserves.                                        41

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      BANDAG, INCORPORATED AND SUBSIDIARIES

              COL. A                     COL. B                   COL. C                      COL. D              COL. E
                                                                ADDITIONS
                                                            1             2
                                         Balance at     Charged to     Charged to                                Balance
                                         Beginning      Costs and      Other Accounts       Deductions -         at End
             DESCRIPTION                 of Period      Expenses       -Describe            Describe             of Period

   Year ended December 31, 1996:
      Allowance for doubtful accounts   $12,327,000     $3,289,000                         $2,296,000  (A)     $13,320,000

   Year ended December 31, 1995:
      Allowance for doubtful accounts   $11,883,000     $1,964,000                         $1,520,000  (A)     $12,327,000

   Year ended December 31, 1994:
      Allowance for doubtful accounts   $11,217,000     $1,683,000                         $1,017,000  (A)     $11,883,000



   (A) - Uncollectible accounts written off, net of recoveries and foreign exchange fluctuations.

      (3)    Exhibits

          Exhibit No.                     Description

              3.1           Bylaws:  As amended February 5, 1997

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

             10.1 *Bandag, Incorporated Restricted Stock Grant Plan, as amended November 12,
                            1996

             10.2           U. S. Bandag System Franchise
                            Agreement Truck and Bus Tires.
                            (Incorporated by reference to Exhibit
                            No. 10.2 to the Company's Form 10-K
                            for the year ended December 31, 1993.)

            10.2(a) U.S. Bandag System Franchise Agreement Truck and Bus Tires (revised
                            April 1996.)

             10.3           *Miscellaneous Fringe Benefits for
                            Executives.

             10.4           *Nonqualified Stock Option Plan, as
                            amended November 12, 1996

             10.5 *Nonqualified Stock Option Agreement of Martin G. Carver dated November 13, 1987, as amended by an Addendum dated June 12, 1992. (Incorporated by reference to Exhibit No. 10.7 to the Company's Form 10-K for the year ended December 31, 1992.)

             10.6 *Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.)

             10.7 *Employment Agreement with Michel Petiot effective January 1, 1994, dated December 20, 1993 (Incorporated by reference to Exhibit No. 10.8 to the Company's Form 10-K for the year ended December 31, 1993.)

             10.8 *Agreement with William D. Herd regarding termination of employment, dated September 12, 1995 (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1995.)

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

   Date:   March 26, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /s/ Robert T. Blanchard
       Robert T. Blanchard                Lucille A. Carver
       Director                           Director

   /s/ Roy J. Carver, Jr.             /s/  Robert K. Drummond
       Roy J. Carver, Jr.                  Robert K. Drummond
       Director                            Director

   /s/ James R. Everline
       James R. Everline                   Edgar D. Jannotta
       Director                            Director

                                      /s/  Warren W. Heidbreder
   /s/ R. Stephen Newman                   Warren W. Heidbreder
       R. Stephen Newman                   Vice President,
                                           Chief Financial Officer
   /s/ Martin G. Carver                    (Chief Accounting Officer)
       Martin G. Carver
       Chairman of the Board,
       Chief Executive Officer,
       President and Director
       (Principal Executive Officer)

   Date:  March 26, 1997

                                  EXHIBIT INDEX

       Exhibit No.    Description

           3.1        Bylaws:  As amended February 5, 1997

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

          10.1 *Bandag, Incorporated Restricted Stock Grant Plan, as amended November 12, 1996.

          10.2 U. S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)

         10.2(a) U. S. Bandag System Franchise Agreement Truck and Bus Tires (revised April 1996).

          10.3        *Miscellaneous Fringe Benefits for Executives.

          10.4        *Nonqualified Stock Option Plan, as amended
                      November 12, 1996.

          10.5        *Nonqualified Stock Option Agreement of Martin G.
                      Carver dated November 13, 1987, as amended by an Addendum dated June 12, 1992. (Incorporated by reference to Exhibit No. 10.7 to the Company's Form 10-K for the year ended December 31, 1992.)

          10.6        *Form of Participation Agreement under the
                      Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference to Exhibit No. 10.7 to the Company's Form 10-K for the year ended
                      December 31, 1994.)

          10.7 *Employment Agreement with Michel Petiot effective January 1, 1994, dated December 20, 1993 (Incorporated by reference to Exhibit No.
                      10.8 to the Company's Form 10-K for the year ended December 31, 1993.)

          10.8 *Agreement with William D. Herd regarding termination of employment dated September 12, 1995 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1995.)

           11         Computation of earnings per share.

           21         Subsidiaries of Registrant.

           27         Financial Data Schedule (with EDGAR filing only)



   * Represents a management compensatory plan or arrangement.