Form 10-Q
period 1997-03-31
BANDAG INC
filed 1997-05-15
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1997

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period ________ to ________


        Commission file number 1-7007


                              BANDAG, INCORPORATED
             (Exact name of registrant as specified in its charter)


                     Iowa                             42-0802143
           (State of incorporation)         (I.R.S Employer Identification
                                                         No.)
        2905 N HWY 61, Muscatine, Iowa                52761-5886
       (Address of principal executive                (Zip Code)
                   offices)

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

   Common Stock, $1 par value - 9,723,675 shares as of April 30, 1997. Class A Common Stock, $1 par value - 11,004,909 shares as of April 30, 1997. Class B Common Stock, $1 par value - 2,051,320 shares as of April 30, 1997.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

   Part I : FINANCIAL INFORMATION                                    Page No.

        Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of
                     Earnings                                            3
                  Condensed Consolidated Statements of
                     Cash Flows                                          4
                  Condensed Consolidated Balance Sheets                  5
                  Notes to Condensed Consolidated
                     Financial Statements                                6

        Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                         7


   PART II : OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                       10

        Signatures                                                      11


   EXHIBITS :

        Exhibit 11 - Computation of Earnings Per Share                  13

        Exhibit 27 - Financial Data Schedule                            14

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item 1 - Financial Statements:

   Unaudited Condensed Consolidated Statements of Earnings

                                            (In thousands except per
                                                  share data)
                                               Three Months Ended

                                             3/31/97            3/31/96

    Net sales                                $169,518           $170,303

    Other income                                3,007              3,734
                                             ________           ________

                                              172,525            174,037

    Cost of products sold                     100,549            104,008

    Engineering, selling,
    administrative and other
    expenses                                   49,279             44,053

    Interest expense                              407                286
                                             ________           ________

                                              150,235            148,347
                                             ________           ________

    Earnings before income taxes               22,290             25,690

    Income taxes                                8,550              9,824
                                             ________           ________

    Net Earnings                             $ 13,740           $ 15,866

                                             ========           ========

    Net earnings per share                   $    0.60          $    0.65

    Cash dividends per share                 $   0.250          $   0.225

    Depreciation included in expense         $   8,194          $   8,327

    Average shares outstanding                  23,004             24,301

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Condensed Consolidated Balance Sheets

                                                     (In thousands)

                                               March 31,      December 31,
                                                  1997            1996
    ASSETS:

    Cash and cash equivalents                   $ 45,282        $ 31,453

    Investments                                    2,179           2,089

    Accounts receivable - net                    184,335         206,732

    Inventories:

      Finished products                           47,001          44,704

      Materials & work-in-process                 19,315          14,228
                                                 _______          ______

                                                  66,316          58,932

    Other current assets                          44,698          42,494
                                                  ______          ______

      Total current assets                       342,810         341,700

    Property, plant, and equipment               396,723         394,592

      Less accumulated depreciation &
         amortization                           (251,764)       (249,457)
                                                  ______          ______

                                                 144,959         145,135
    Marketable equity securities, at
     market value                                 88,914          79,035

    Other assets                                  16,999          22,472
                                                  ______          ______

        Total assets                            $593,682        $588,342
                                                  ======          ======

    LIABILITIES & STOCKHOLDERS' EQUITY:

    Accounts payable                            $ 24,239        $ 28,744

    Income taxes payable                          15,044          12,254

    Accrued employee compensation and
     benefits                                     20,474          23,532

    Accrued marketing expenses                    28,999          32,872

    Other accrued expenses                        44,402          39,807

    Short-term notes payable and other
     liabilities                                   2,252           2,005
                                                 _______          ______

        Total current liabilities                135,410         139,214

    Deferred income tax and other
     liabilities                                  43,019          38,261

    Stockholders' equity:

      Common stock; $1 par value;
       authorized - 21,500,000 shares;

       Issued and outstanding -
        9,746,005 shares in 1997;
        9,842,861 in 1996                          9,746           9,843

      Class A Common stock; $1 par
       value; authorized - 50,000,000
       shares;

       Issued and outstanding -
        11,030,269 shares in 1997;
        11,027,759 in 1996                        11,030          11,028

      Class B Common stock; $1 par
       value; authorized - 8,500,000
       shares;

       Issued and outstanding -
        2,051,350 shares in 1997;
        2,051,984 in 1996                          2,051           2,052

      Additional paid-in capital                   4,259           4,069

      Retained earnings                          358,711         355,663

      Unrealized gain on securities               39,898          33,854

      Equity adjustment from foreign
       currency translation                      (10,442)         (5,642)
                                                  ______          ______

         Total equity                            415,253         410,867
                                                  ______          ______

         Total liabilities &
          stockholders' equity                  $593,682        $588,342
                                                  ======          ======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Condensed Consolidated Statements of Cash Flows


                                                 (In thousands)

                                               Three Months Ended

                                              3/31/97    3/31/96

    Operating Activities
      Net earnings                          $ 13,740   $ 15,866

      Depreciation and amortization            8,443      8,576

      Increase in operating assets and
        liabilities-net                       10,281     16,123
                                              ______     ______
        Net cash provided by operating
         activities                           32,464     40,565

    Investing Activities
      Additions to property, plant and
       equipment                              (8,018)    (7,476)

      Purchases of investments                  (604)    (9,629)

      Maturities of investments                  514      6,308
                                              ______     ______
        Net cash used in investing
         activities                           (8,108)   (10,797)

    Financing Activities

      Proceeds from short-term notes
       payable                                 1,118        ---
      Principal payments on short-term
       notes payable and other liabilities      (162)      (335)

      Cash dividends                          (5,732)    (5,446)

      Purchases of Common Stock               (5,114)       (24)
                                              ______     ______
        Net cash used in financing
         activities                           (9,890)    (5,805)

    Effect of exchange rate changes on cash
      and cash equivalents                      (637)      (451)
                                              ______     ______

      Increase in cash and cash equivalents   13,829     23,501

    Cash and cash equivalents at beginning
      of year                                 31,453     31,017
                                               _____     ______
        Cash and cash equivalents at end of
         period                             $ 45,282   $ 54,529
                                              ======     ======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Notes to Condensed Consolidated Financial Statements

   The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a significant increase in primary earnings per share for the first quarter ended March 31, 1997 or March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is also not expected to be material.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

   Consolidated net sales for the first quarter ended March 31, 1997 were basically even with the same period last year on a two percent increase in unit volume. When comparing this year to last year one needs to take into consideration that, as reported in previous quarters, the Company's sales in both periods were impacted by having to replace two of its larger franchisees. The impact of the lower translated value of the Company's foreign currency denominated sales and lower retread equipment sales account for the difference between the percentage increase in consolidated net sales and that for unit volume.

   Consolidated gross margin for the first quarter ended March 31, 1997 was approximately two percentage points higher than last year. This was mostly due to improved gross margins in the Company's domestic operations as gross margins for the Company's foreign operations, in total, were about even with the same period last year.

   Consolidated operating expenses for the first quarter ended March 31, 1997 were 12% higher than the same period last year. The majority of this increase was a result of spending for additional personnel and improved processes to achieve the capabilities needed to meet the Company's goals for building a strategic alliance with its dealers and its customers. The Company expects the higher spending level relative to sales to continue at least through 1997.

   Consolidated net earnings and net earnings per share for the first quarter ended March 31, 1997 were 13% and 8% lower, respectively, than the same period last year due to the reasons cited above. The lower percentage decrease in net earnings per share over last year in comparison to the decrease in net earnings was due to fewer shares outstanding in 1997 as a result of the Company's ongoing share repurchase program.

   Domestic Operations
   Net sales for the quarter ended March 31, 1997 for the Company's domestic operations, which includes export shipments to various Latin and South American countries and some Asian areas, were approximately 1% higher than the same period last year on a 2% increase in unit volume. The increase in sales was less than the increase in unit volume because of lower equipment sales, and an unfavorable sales mix of other retreating supply items.

   First quarter raw material costs were basically even with last year, but gross margin was approximately two percentage points higher due primarily to favorable manufacturing absorption from higher production volume.

   Operating expenses for the first quarter were 6% higher than the same period last year and approximately one percentage point higher as a percent of sales. The majority of the increased operating expenses were for sales and marketing personnel and for process improvements related to building the Company's strategic alliance with its dealers and customers.

   First quarter earnings before income taxes increased approximately 14% compared to last year due to the improved gross profit, partially offset by the increase in operating expenses.

   European Operations
   Sales for the first quarter ended March 31, 1997 for the Company's European operations were 10% lower than the same period last year on a 6% decrease in unit volume. Sales were approximately eight percentage points lower in U.S. dollars than in local currencies because of lower exchange rates resulting from the stronger U.S. dollar during the period. The lower volume was due to the continued economic slowdown in some of the larger volume countries that are served by the Company's European operations. In local currency, sales were only 2% lower than last year with higher selling prices initiated in 1996 accounting for the difference between the percentages for sales revenue and unit volume.

   Gross margin for the Company's European operations for the first quarter was basically even with last year with lower raw material costs offset by unfavorable overhead absorption as a result of lower production levels.

   Operating expenses for the first quarter increased 15% over the same period last year primarily due to increased spending for staffing, higher marketing programs and promotional programs.

   Earnings before income taxes for the first quarter were 143% lower than the same period last year primarily due to the combination of lower gross profit and higher operating expenses.

   Other Foreign Operations
   Sales for the Company's other combined foreign operations for the first quarter ended March 31, 1997 were approximately 5% higher than the same period last year on an 8% increase in unit volume. The sales increase was primarily due to unit volume increases in both Brazil and Mexico, 21% and 35%, respectively, partially offset by a sales decrease in South Africa caused by having to replace the Company's largest dealer in that country.

   First quarter gross margin for the Company's other foreign operations, on a combined basis, was approximately one percentage point lower than the same period last year.

   First quarter combined operating expenses for the Company's other foreign operations increased 38% over the same period last year. The majority of the increase was due to higher spending in Brazil related to government mandated benefit increases and overall increases in Brazilian advertising and sales promotional expenses, combined with overall inflationary increases in most other foreign geographic areas.

   Earnings before income taxes for the quarter decreased approximately 42% from the same period last year due to lower earnings in New Zealand (last year included a sizable gain on the sales of assets) and the impact of the loss of South Africa's largest dealer.

   Financial Condition

   Operating Activities.
   Net cash provided by operating activities for the first quarter ended March 31, 1997 was $8.1 million less than in the same period last year with changes in operating assets and liabilities accounting for $5.8 million of this total.

   Investing Activities.
   The Company spent $8 million on capital expenditures in the first quarter which was slightly higher than last year's disbursements during the same period. The Company typically funds its capital expenditures from operating cash flows.

   The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes.
   The Company's maturities of investments were approximately equal to purchases during the quarter, leaving total investments at $2.1 million as of March 31, 1997.

   Financing Activities.
   Cash dividends totaled $5.7 million for the first quarter compared to $5.4 million last year. The Company purchased $5.1 million of Common Stock and Class A Common Stock during the quarter ended March 31, 1997. Purchases in the first quarter last year were immaterial. Both cash dividends and stock purchases were funded from the Company's operating cash flows.

   The Company has approximately $119 million in funds available under unused lines of credit and foreign credit and overdraft facilities.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

             11 - Computation of Earnings Per Share

             27 - Financial Data Schedule

        (b) Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        BANDAG, INCORPORATED
           (Registrant)


   Date: May 13, 1997            \S\  Martin G. Carver
                                      Martin G. Carver
                                      Chairman and Chief Executive
                                         Officer


   Date: May 13, 1997            \S\  Warren W. Heidbreder
                                      Warren W. Heidbreder
                                      Vice President, Chief Financial
                                         Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX

      Exhibit
      Number                 Exhibit                 Page

        11      Computation of Earnings Per Share     13

        27      Financial Data Schedule               14