Form 10-Q
period 1997-06-30
BANDAG INC
filed 1997-08-14
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1997

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

   Common Stock, $1 par value; 9,724,352 shares as of July 31, 1997.
   Class A Common Stock, $1 par value; 11,004,709 shares as of July 31, 1997. Class B Common Stock, $1 par value; 2,050,443 shares as of July 31, 1997.

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

                       BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item l - Financial Statements:
   Unaudited Consolidated Condensed Statements of Earnings

                                    (In thousands except per share data)
                                 Three Months Ended         Six Months Ended
                                6/30/97        6/30/96      6/30/97   6/30/96

   Net sales                   $195,748       $188,875     $365,266  $359,178
   Other income                   2,571          3,027        5,578     6,761
                               --------       --------     --------  --------
                                198,319        191,902      370,844   365,939

   Cost of products sold        115,302        111,472      215,851   215,480
   Engineering, selling,
    administrative and other
    expenses                     53,989         47,618      103,268    91,671
   Interest expense                 550            318          957       604
                               --------       --------     --------  --------
                                169,841        159,408      320,076   307,755
                               --------       --------     --------  --------
   Earnings before income
     taxes                       28,478         32,494       50,768    58,184
   Income taxes                  10,918         12,400       19,468    22,224
                               --------       --------     --------  --------
   Net earnings                $ 17,560       $ 20,094     $ 31,300   $35,960
                               ========       ========     ========  ========
   Net earnings per share      $   0.76       $   0.83     $   1.36   $  1.48
   Cash dividends per
     share                     $ 0.2500       $ 0.2250     $ 0.5000   $0.4500
   Depreciation included
     in expense               $   8,590       $  8,980     $ 16,784   $17,307
   Average shares outstanding                                22,952    24,219

                    BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Statements of Cash Flows

                                                    (In thousands)
                                                 Six     Months   Ended
                                               6/30/97            6/30/96
   Operating Activities
     Net earnings                             $ 31,300           $ 35,960
     Depreciation and amortization              17,283             17,307
     Increase (decrease) in operating
       assets and liabilities-net              (11,283)             1,251
                                              --------           --------
      Net cash provided by operating
        activities                              37,300             54,518

   Investing Activities
     Additions to property, plant
       and equipment                           (17,797)           (15,987)
     Purchases of investments                   (2,570)           (18,205)
     Maturities of investments                   1,398             12,673
                                              --------           --------
       Net cash used in investing
         activities                            (18,969)           (21,519)
   Financing Activities
     Proceeds from short-term notes
       payable                                   3,768              7,000
     Principal payments on short-
       term notes payable and other
       liabilities                              (1,234)            (5,760)
     Cash dividends                            (11,427)           (10,811)
     Purchases of Common Stock                  (7,320)           (23,824)
                                              --------           --------
        Net cash used in financing
          activities                           (16,213)           (33,395)

   Effect of exchange rate changes
     on cash and cash equivalents                 (685)            (1,142)
                                              --------           --------
     Increase (decrease) in cash and
       cash equivalents                          1,433             (1,538)
   Cash and cash equivalents at
     beginning of year                          31,453             31,017
                                              --------           --------
        Cash and cash equivalents at
          end of period                       $ 32,886           $ 29,479
                                              ========           ========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Consolidated Condensed Balance Sheets

                                                    (In thousands)
                                                June 30,         Dec. 31,
                                                 1997              1996
     ASSETS:

   Cash and cash equivalents                  $ 32,886           $ 31,453
   Investments                                   3,261              2,089
   Accounts receivable - net                   206,214            206,732
   Inventories:
     Finished products                          49,638             44,704
     Materials & work-in-process                13,150             14,228
                                             ---------          ---------
                                                62,788             58,932
   Other current assets                         44,453             42,494
                                             ---------          ---------
     Total current assets                      349,602            341,700
   Property, plant, and equipment              402,270            394,592
     Less accumulated depreciation
       & amortization                         (256,122)          (249,457)
                                             ---------          ---------
                                               146,148            145,135
   Marketable equity securities,
     at market value                           105,979             79,035
   Other assets                                 16,676             22,472
                                             ---------          ---------
     Total assets                             $618,405           $588,342
                                             =========          =========
   LIABILITIES & STOCKHOLDERS' EQUITY:
   Accounts payable                           $ 23,939           $ 28,744
   Income taxes payable                         10,951             12,254
   Accrued employee compensation
     and benefits                               22,340             23,532
   Accrued marketing expenses                   28,773             32,872
   Other accrued expenses                       44,674             39,807
   Short-term notes payable and
     other liabilities                           1,812              2,005
                                             ---------           --------
     Total current liabilities                 132,489            139,214
   Deferred income tax and other
     liabilities                                44,551             38,261

   Stockholders' equity:
     Common stock; $1 par value;
       authorized - 21,500,000 shares;
       Issued and outstanding -
       9,724,270 shares in 1997;
       9,842,861 in 1996                         9,724              9,843
     Class A Common stock; $1 par value;
       authorized - 50,000,000 shares;
       Issued and outstanding -
       11,004,909 shares in 1997;
       11,027,759 in 1996                       11,005             11,028
     Class B Common stock; $1 par value;
       authorized - 8,500,000 shares;
       Issued and outstanding -
       2,050,725 shares in 1997;
       2,051,984 in 1996                         2,051              2,052
     Additional paid-in capital                  4,199              4,069
     Retained earnings                         368,439            355,663
     Unrealized gain on securities              57,043             33,854
     Equity adjustment from foreign
       currency translation                    (11,096)            (5,642)
                                             ---------          ---------
       Total equity                            441,365            410,867
                                             ---------          ---------
       Total liabilities & stockholders'
         equity                               $618,405           $588,342
                                             =========          =========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Notes to Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December, 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a significant increase in primary earnings per share for the second quarter ended June 30, 1997 or June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is also not expected to be material.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Consolidated net sales for the second quarter ended June 30, 1997, were 4% higher than the same period last year on a 6% increase in unit volume. All geographic reporting areas, except the Asian area, recorded increases in both sales and unit volume. For the six months to-date, consolidated net sales and unit volume were 2% and 4% higher, respectively, than last year. The increases in net sales for the quarter and six months to-date were both lower than their respective increases in unit volume because of the negative impact of the lower translated value of the Company's foreign currency denominated sales, primarily in Western Europe, and lower equipment sales. When comparing this year to the previous year one needs to take into consideration that the Company's sales in both periods were impacted by having to replace two of the its larger franchisees.

   Consolidated gross margin for the second quarter was basically even with the same period last year, and even with the first quarter of this year, but approximately one percentage point higher than last year for the six month period to-date. The slightly higher consolidated gross margin for the six month period was due to improved sales mix in the Company's domestic operations, partially offset by lower margins for Western Europe and South Africa because of unfavorable manufacturing variances.

   Consolidated operating expenses for the second quarter and six months were both 13% higher than the same periods last year. The increases were due to additional staffing, higher spending on sales and marketing related programs, and R&D projects, and spending related to processes associated with building a strategic alliance with the Company's dealers and customers.

   Consolidated net earnings for the quarter and six months were both 13% lower than the same periods last year. The higher operating expenses discussed above were the primary reason for the decrease in net earnings. Consolidated net earnings per share for the quarter and six months were both 8% lower than last year. The lesser decreases in net earnings per share, in comparison to the decreases in net earnings, reflect the impact of fewer average shares outstanding in 1997 because of the Company's ongoing share repurchase program.

   Domestic Operations

   Net sales for the second quarter ended June 30, 1997 for the Company's domestic operations, which includes export shipments to various Latin and South American countries and some Asian areas, were 5% higher than the same period last year on a 6% increase in unit volume. For the six months, sales and unit volume were 3% and 4% higher, respectively, than the same period last year. The increases in net sales were lower than the respective increases in unit volume because of lower equipment sales.

   Gross margin for the Company's domestic operations was approximately two percentage points higher than last year for both the second quarter and six months to-date. The increase in gross margin was due to a combination of favorable product mix and favorable manufacturing absorption. Raw material costs were basically even with last year.

   Operating expenses for the quarter and six months were 10% and 8% higher, respectively, than the same periods last year. The majority of the increases in operating expenses resulted from increased staffing, primarily in the sales and marketing areas, R&D projects, and spending related to improving the processes associated with building a strategic alliance with the Company's dealers and customers.

   Earnings before income taxes increased approximately 4% and 8% for the quarter and six months, respectively, compared to the same periods last year due to the increase in gross profit margin, more than offsetting the higher operating expenses.

   European Operations

   Sales for the second quarter ended June 30, 1997, for the Company's European operations were 4% lower than the same period last year on a 7% increase in unit volume. Unit volume for the six months to-date equaled the volume for the same period last year, but sales were 7% lower. When stated in local currency, however, sales for the second quarter and six months to-date were 9% and 4% higher, respectively, than the same periods last year. The relative strong performance of the U.S. dollar is reflected in the negative effect of exchange rates used to translate local currency denominated results into U.S. dollars. The sales increase, in local currency, for the second quarter was mainly due to special programs in the Scandinavian countries.

   Gross margin for the Company's European operations for the second quarter ended June 30, 1997 was approximately five percentage points lower than the same period last year. The lower gross margin resulted from a seven day manufacturing plant shut-down to adjust inventory to match current demand levels. This was also the reason for the gross margin for the six months to-date being two percentage points lower than last year.

   Operating expenses for the second quarter increased 20% over the same period last year and were 18% higher for the six months to-date. These expenses, when stated in local currency, were 14% and 23% higher than the
   same periods last year.   The increase in operating expenses in local
   currencies was primarily due to higher spending related to sales and marketing and promotional programs, and increased staffing. The percentage differences between the U.S. dollar and local currency percentages reflects the impact of a less favorable exchange rate used to translate into U.S. dollars.

   Earnings before income taxes for the second quarter and six months to-date were 176% and 161%, respectively, lower than the same periods last year due to the combination of lower gross margin and higher operating expenses.

   Other Foreign Operations

   Combined sales for the Company's other foreign operations increased 5% for both the second quarter and six months to-date over the same periods last year on unit volume increases of 6% and 7%, respectively. Sales for the Company's Brazil operation for the second quarter and six months to-date ended June 30, 1997 were 6% and 9% higher, respectively, than the same periods last year on respective unit volume increases of 10% and 15%. Sales for the Company's Mexico operation for the quarter and six months to-date were 26% and 42% higher, respectively, than the same periods last year on respective unit volume increases of 22% and 28%, respectively. Sales and unit volume for the Company's South Africa operation continue to be impacted by the cancellation of its largest dealer, with sales for the quarter and six months to-date 40% lower than the same periods last year on decreases in unit volume of 42% and 38% for the quarter and six months to-date, respectively.

   Combined second quarter gross margin for the Company's other foreign operations was approximately two percentage points lower than last year for both the quarter and six months to-date due to lower production by the Company's South Africa operation.

   Combined operating expenses for the quarter and six months for the Company's other foreign operations were 22% and 29% higher, respectively, than the same periods last year. The higher operating expenses for both the quarter and six months included higher spending on sales and marketing promotional programs, increased staffing, and professional fees.

   Earnings before income taxes for the second quarter and six months were 13% and 28% lower than the same periods last year due to the increased operating expenses and the lower South Africa sales volume.

   Financial Condition:

   Operating Activities.

   Net cash provided by operating activities for the six months ended June 30, 1997, was $17.2 million less than the amount for the same period last year. The lower earnings and a $12.5 million decrease in operating assets and liabilities over the same period last year basically account for the decrease in net cash provided by operating activities.

   Investing Activities.

   The Company's capital expenditures totaled $17.8 million for the six months ended June 30, 1997, compared to $16 million for the same period last year. The Company typically funds its capital expenditures from operating cash flows.

   The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes.
   The Company's purchases of investments exceeded maturities by $1.2 million during the six months, bringing total investments to $3.3 million at June 30, 1997.

   Financing Activities.

   Cash dividends totaled $5.7 million and $11.4 million for the quarter and six months, respectively, compared to totals of $5.4 million and $10.8 million for the same periods last year. The Company purchased 47,000 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $2.2 million during the second quarter bringing the six month total to $7.3 million. Cash dividends and stock purchases were funded from operational cash flows. The Company continues to have $119 million in funds available under unused lines of credit and foreign credit and overdraft facilities.


                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of the shareholders of the Company was held on May 6, 1997.

        (c) Two matters were voted upon at the annual meeting. First, the following two nominees, both of whom were incumbent directors, were elected as directors for a three-year term ending in 2000 by the following vote:


                                          Votes                     Broker
         Name              Votes For     Against   Abstentions    Non-Votes

   Robert T. Blanchard     29,007,523   241,594       22,543        - 0 -
   R. Stephen Newman       29,086,492   179,484        5,684        - 0 -

           The other matter voted upon was a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1997. The shareholders ratified the selection by the following vote:

            Votes For    Votes Against    Abstentions   Broker Non-Votes

           29,252,908       8,940           9,812           - 0 -


   Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

               11 Computation of Earnings Per Share

               27 Financial Data Schedule (EDGAR filing only)

        (b) Reports on Form 8-K

               No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BANDAG, INCORPORATED
                                    (Registrant)




   Date:  August 12, 1997           \s\ Martin G. Carver
                                    Martin G. Carver
                                    Chairman and Chief Executive Officer




   Date:  August 12, 1997           \s\ Warren W. Heidbreder
                                     Warren W. Heidbreder
                                     Vice President, Chief Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


        Exhibit
        Number                    Exhibit                         Page

          11        Computation of Earnings Per Share              14

          27        Financial Data Schedule (EDGAR filing only)    15