Form 10-Q
period 1997-09-30
BANDAG INC
filed 1997-11-13
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1997

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

   Common Stock, $1 par value; 9,723,994 shares as of October 31, 1997. Class A Common Stock, $1 par value; 11,013,644 shares as of October 31, 1997. Class B Common Stock, $1 par value; 2,049,356 shares as of October 31, 1997.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

   Part I : FINANCIAL INFORMATION                                    Page No.

        Item 1 - Financial Statements (Unaudited)
             Condensed Consolidated Statements of Earnings                  3
             Condensed Consolidated Statements of Cash Flows                4
             Condensed Consolidated Balance                                 5
             Notes to Condensed Consolidated Financial Statements           6


        Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7


   PART II : OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                          11

        Signatures                                                         12


   EXHIBITS :

        Exhibit 11 - Computation of Earnings Per Share                     14
        Exhibit 27 - Financial Data Schedule (EDGAR filing only)           15

                       BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item l - Financial Statements:
   Unaudited Condensed Consolidated Statements of Earnings


                                      (In thousands except per share data)
                                      Three Months Ended    Nine Months Ended
                                      9/30/97    9/30/96    9/30/97   9/30/96

   Net sales                         $201,242   $194,086   $566,508  $553,264
   Other income                         3,733      3,552      9,311    10,313
                                      -------    -------    -------   -------
                                      204,975    197,638    575,819   563,577

   Cost of products sold              116,012    108,324    331,863   323,804
   Engineering, selling,
    administrative and other
    expenses                           49,871     50,403    153,139   142,074
   Interest expense                       221        254      1,178       858
                                      -------    -------    -------   -------
                                      166,104    158,981    486,180   466,736
                                      -------    -------    -------   -------
   Earnings before income taxes        38,871     38,657     89,639    96,841
   Income taxes                        15,077     14,712     34,545    36,936
                                      -------    -------    -------   -------
   Net earnings                      $ 23,794   $ 23,945   $ 55,094  $ 59,905
                                     =======    =======    =======   =======

   Net earnings per share            $   1.04   $   1.02   $   2.40  $   2.50
   Cash dividends per share          $ 0.2500   $ 0.2250   $ 0.7500  $ 0.6750
   Depreciation included in
     expense                         $  7,965   $  7,588   $ 24,749  $ 24,895
   Average shares outstanding                                22,934    23,964

                    BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Condensed Consolidated Statements of Cash Flows

                                                           (In thousands)
                                                       Nine    Months   Ended
                                                       9/30/97        9/30/96

   Operating Activities
     Net earnings                                      $ 55,094     $ 59,905
     Depreciation and amortization                       25,497       25,643
     Decrease in operating assets and
        liabilities-net                                 (19,625)     (15,370)
                                                       --------      -------
       Net cash provided by operating activities         60,966       70,178

   Investing Activities
     Additions to property, plant and equipment         (25,220)     (25,006)
     Purchases of investments                            (2,570)     (18,205)
     Maturities of investments                            3,533       21,182
                                                       --------      -------
     Net cash used in investing activities              (24,257)     (22,029)
   Financing Activities
     Proceeds from short-term notes payable              35,307       36,500
   Principal payments on short-term notes payable
       and other liabilities                            (30,989)     (11,590)
     Cash dividends                                     (17,121)     (16,054)
     Purchases of Common Stock                           (7,340)     (61,691)
                                                       --------      -------
       Net cash used in financing activities            (20,143)     (52,835)
   Effect of exchange rate changes on cash and
       cash equivalents                                  (1,221)      (1,322)
                                                       --------      -------
     Increase (decrease) in cash and cash equivalents    15,345       (6,008)
   Cash and cash equivalents at beginning of year        31,453       31,017
                                                       --------      -------
     Cash and cash equivalents at end of period        $ 46,798     $ 25,009
                                                       ========      =======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Condensed Consolidated Balance Sheets

                                                        (In thousands)
                                                     Sept. 30,    Dec. 31,
                                                        1997         1996
   ASSETS:
   Cash and cash equivalents                         $ 46,798     $ 31,453
   Investments                                          1,126        2,089
   Accounts receivable - net                          219,785      206,732
   Inventories:
     Finished products                                 43,462       44,704
     Materials & work-in-process                       13,755       14,228
                                                      -------      -------
                                                       57,217       58,932
   Other current assets                                45,958       42,494
                                                      -------      -------
     Total current assets                             370,884      341,700
   Property, plant, and equipment                     400,555      394,592
     Less accumulated depreciation & amortization    (254,949)    (249,457)
                                                      -------      -------
                                                      145,606      145,135
   Marketable equity securities, at market value      138,910       79,035
   Other assets                                        16,915       22,472
                                                      -------      -------
     Total assets                                    $672,315     $588,342
                                                      =======      =======
   LIABILITIES & STOCKHOLDERS' EQUITY:
   Accounts payable                                  $ 23,751     $ 28,744
   Income taxes payable                                11,195       12,254
   Accrued employee compensation and benefits          20,998       23,532
   Accrued marketing expenses                          31,768       32,872
   Other accrued expenses                              47,030       39,807
   Short-term notes payable and other liabilities       2,177        2,005
                                                      -------      -------
     Total current liabilities                        136,919      139,214

   Deferred income tax and other liabilities           64,342       38,261

   Stockholders' equity:
     Common stock; $1 par value;
      authorized - 21,500,000 shares;
      Issued and outstanding - 9,723,769 shares
        in 1997; 9,842,861 in 1996                     9,724        9,843
     Class A Common stock; $1 par value;
      authorized - 50,000,000 shares;
      Issued and outstanding - 11,003,644 shares
        in 1997; 11,027,759 in 1996                    11,004       11,028
     Class B Common stock; $1 par value;
      authorized - 8,500,000 shares;
      Issued and outstanding - 2,049,581 shares
        in 1997; 2,051,984 in 1996                      2,050        2,052
     Additional paid-in capital                         4,076        4,069
     Retained earnings                                386,522      355,663
     Unrealized gain on securities                     71,021       33,854
     Equity adjustment from foreign currency
      translation                                     (13,343)      (5,642)
                                                      -------      -------
       Total equity                                   471,054      410,867
                                                      -------      -------
       Total liabilities & stockholders' equity      $672,315     $588,342
                                                      =======      =======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Notes to Condensed Consolidated Financial Statements

   The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a significant increase in primary earnings per share for the third quarter ended September 30, 1997 or September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is also not expected to be material.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Consolidated net sales for the third quarter ended September 30, 1997, were 4% higher than the same period last year on an 8% increase in unit volume. For the nine months, consolidated net sales and unit volume were 2% and 5% higher, respectively, than the previous year. The increases in net sales for both the quarter and nine months to-date were lower than the respective increases in unit volume because of the negative impact of the lower translated value of the Company's foreign currency denominated sales, primarily in Europe. Lower equipment sales were also a factor in the year-to-date comparison. When comparing this year to the previous year one should consider that the Company's sales in both periods were impacted by having to replace two of the its larger franchisees (one in the U.S. and one in South Africa).

   Consolidated gross margin for the third quarter was two percentage points lower compared to the same period last year, but equal in comparison to the first nine months to-date. The lower gross margin in the quarter was due to higher costs related to new products in the Company's domestic market and lower margins in Europe because of unfavorable manufacturing variances.

   Consolidated operating expenses for the third quarter were 1% lower than the same period last year as increased spending for sales promotional projects and additional staffing was more than offset by lower spending on marketing programs and the impact of weaker foreign exchange rates used to
   translate foreign expenses into U.S. dollars.   Consolidated operating
   expenses for the nine months were 8% higher than the same period last year due to increased staffing and higher spending on sales promotional projects, research and development projects, and actions directed at processes associated with building strategic alliance programs with the Company's dealers and customers.

   Consolidated net earnings for the third quarter were approximately 1% lower than the same period last year, and 8% lower for the nine months to-date. The higher operating expenses discussed above were the primary reason for the decrease in net earnings for both the quarter and nine months, with slightly higher income tax rates also a contributing factor. Consolidated net earnings per share for the third quarter were 2% higher than last year but 4% lower for the nine months. The more favorable comparison for net earnings per share for the third quarter reflects the impact of fewer average shares outstanding in 1997 as a result of the Company's ongoing share repurchase program.

   Domestic Operations

   Net sales for the third quarter ended September 30, 1997 for the Company's domestic operations, which includes export shipments to various Latin and South American countries and some Asian areas, were 2% higher than the same period last year on a 4% increase in unit volume. For the nine months, sales were 3% higher than last year on a 4% increase in unit volume. The increases in net sales were lower than the respective increases in unit volume primarily because of lower equipment sales.

   The gross margin for the Company's domestic operations for the third quarter was approximately two percentage points lower than the same period last year due to higher costs related to new products but gross margin for the nine months was still approximately 1% higher than last year. The year-to-date increase in gross margin was due to a combination of favorable product mix and favorable manufacturing absorption, as raw material unit costs were basically even with last year.

   Operating expenses for the third quarter were 3% lower than the same period last year, but 3% higher for the nine months. The lower expenses for the quarter were due to the timing of marketing programs. For the nine months, the increase in operating expenses was due to increased staffing, primarily in the sales and marketing areas, research and development projects, and spending related to improving the processes associated with building a strategic alliance with the Company's dealers and customers.

   Earnings before income taxes for the third quarter were basically even with the same period last year as a lower gross margin was offset by lower operating expenses. Earnings before income taxes for the nine months were approximately 4% higher compared to the same period last year because of the higher gross margin, more than offsetting the higher operating expenses.

   European Operations

   Sales for the Company's European operations, stated in U.S. dollars, were 4% lower than the same period last year for the third quarter ended September 30, 1997, and 6% lower for the nine months to-date. When stated in local currency , sales for the third quarter and nine months were 14% and 7% higher, respectively, than the same periods last year on respective unit volume increases of 4% and 2%. The weaker U.S. dollar performance reflects the impact of a relatively strong U.S. dollar on the exchange rates used to translate local currency denominated results. The majority of the third quarter sales increase, in local currency, was due to unusually high equipment sales related to the addition of several new customers.

   Gross margin for the Company's European operations for the third quarter ended September 30, 1997 was four percentage points lower than the same period last year due to higher equipment sales, which carry lower margins than retread products. Gross margin for the nine months was approximately three percentage points lower than the same period last year due to the combination of the increase in lower-margined equipment sales and the impact of a seven day scheduled manufacturing plant shut-down during the second quarter of 1997.

   Operating expenses, stated in U.S. dollars, were 4% lower than the same period last year for the third quarter, but 5% higher for the nine months to-date. When stated in local currency, these expenses were 15% and 20%
   higher, respectively than the same periods last year.   The increase in
   operating expenses in local currencies for both the quarter and nine months were due to higher spending related to sales and marketing promotional programs and increased staffing.

   Due to the factors discussed above, earnings before income taxes for the third quarter and nine months to-date were 58% and 55% lower, respectively, than the same periods last year.

   Other Foreign Operations

   Combined sales for the Company's other foreign operations were 15% higher than the same period last year for the third quarter and 8% higher for the nine months to-date on unit volume increases of 20% and 11%, respectively. Sales for the Company's Brazil operation for the third quarter and nine months were 13% and 10% higher, respectively, than the same periods last year on corresponding unit volume increases of 16% and 15%. Sales for the Company's Mexico operation for the quarter and nine months to-date were 53% and 46% higher, respectively, than the same periods last year on corresponding unit volume increases of 37% and 32%. Third quarter results for the Company's South Africa operation showed a marked improvement over the same period last year as sales and unit volume increased 55% and 35%, respectively, due to replacing business lost after the cancellation of its largest dealer during the second quarter of last year, but the nine months to-date continues to show the impact of the cancellation, as sales and unit volume were both 23% lower than the same period last year.

   Combined gross margin for the Company's other foreign operations for the third quarter and nine months was even with the same periods last year, but the third quarter improved by approximately two percentage points compared to the second quarter of this year due to higher production levels in South Africa and Mexico.

   Combined operating expenses for the third quarter and nine months for the Company's other foreign operations were 44% and 34% higher, respectively, than the same periods last year. The higher operating expenses for both the quarter and nine months included higher spending on sales and marketing programs, increased staffing, and professional fees.

   Earnings before income taxes for the third quarter and nine months were 8% and 21% lower than the same periods last year due to the increased level of operating expenses.

   Financial Condition:

   During the quarter the Company announced that it had entered into agreements to acquire a 100% interest in five of the Company's dealerships through a new subsidiary, Tire Distribution Systems, Inc. The closings of these transactions is expected to take place during the fourth quarter of 1997. The Company also announced its intent to sell its marketable equity securities investment during the fourth quarter with the intent of using the proceeds in the funding of the purchase of the five dealerships. A portion of the acquisitions may also be financed by debt borrowing.

   Operating Activities.
   Net cash provided by operating activities for the nine months ended September 30, 1997, was $9.2 million less than the amount for the same period last year. The decrease in earnings of $4.8 million and a $4.2 million decrease in operating assets and liabilities over the same period last year basically account for the decrease in net cash provided by operating activities.

   Investing Activities.
   The Company's capital expenditures totaled $7.4 million for the quarter bringing the total for the nine months to $25.2 million. The Company typically funds its capital expenditures from operating cash flows.

   The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity period exceeding 90 days are classified as investments for balance sheet purposes. The Company's investment maturities exceeded purchases of investments by $1.0 million during the nine months, bringing total investments to $1.1 million at September 30, 1997.

   Financing Activities.
   Cash dividends totaled $5.7 million for the third quarter and $17.1 million for the nine months to-date. This compares to $5.2 million and $16.1 million for the same periods last year. The Company's purchases of its outstanding Common and Class A Common stock were minimal during the third quarter giving a nine month total for stock purchases of $7.3 million. Cash dividends and stock purchases were funded from operational cash flows. The Company continues to have $119 million in funds available under unused lines of credit and foreign credit and overdraft facilities.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

                11 Computation of Earnings Per Share

                27 Financial Data Schedule (EDGAR filing only)

         (b) Reports on Form 8-K

                No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                      BANDAG, INCORPORATED AND SUBSIDIARIES



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         BANDAG, INCORPORATED
             (Registrant)






   Date:   November 13, 1997          \S\ Martin G. Carver
                                      Martin G. Carver
                                      Chairman and Chief Executive Officer



   Date:   November 13, 1997          \S\ Warren W. Heidbreder
                                       Warren W. Heidbreder
                                          Vice President, Chief Financial
                                             Officer

                     BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


        Exhibit
        Number                    Exhibit                         Page

          11        Computation of Earnings Per Share              14

          27        Financial Data Schedule (EDGAR filing only)    15