Form 10-K405
period 1997-12-31
BANDAG INC
filed 1998-03-31
CIK 9534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended December 31, 1997;

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998: Common Stock, $402,239,896; Class A Common Stock (non-voting), $344,687,697; Class B Common Stock, $1,700,680.

        The number of shares outstanding of the issuer's classes of common stock as of March 13, 1998: Common Stock, 9,754,548 shares; Class A Common Stock, 11,016,393 shares; Class B Common Stock, 2,048,132 shares.

   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement for the Annual Meeting of the Shareholders to be held May 5, 1998 are incorporated by reference in Part III.

                                     PART I

   ITEM 1.  BUSINESS

                                  Introduction

        All references herein to the "Company" or "Bandag" refer to Bandag, Incorporated and its subsidiaries unless the context indicates otherwise.

        The Company is engaged in two business segments: the manufacture and sale of precured tread rubber, equipment and supplies for retreading tires (the "traditional business") and the sale and maintenance of new and retread tires to principally commercial and industrial customers ("TDS").

        As a result of a recapitalization of the Company approved by the Company's shareholders on December 30, 1986, and substantially completed in February, 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Company. As of March 13, 1998, the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 76% of the votes entitled to be cast in the election of directors and other corporate matters. The "Carver Family" is composed of
   (i) Lucille A. Carver, a director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entitles for the benefit of the Carver Family members.

        Effective as of November 1, 1997, the Company acquired five franchised dealerships through its wholly-owned subsidiary, Tire Distribution Systems, Inc. The aggregate purchase price of the transactions was approximately $158.6 million, which includes the fair market value of 10,000 shares of the Company's Class A Common Stock. TDS is operated through Tire Distribution Systems, Inc. See "TDS" herein.

                              Traditional Business

   (a)  General

        The traditional business is engaged primarily in the production and sale of precured tread rubber and equipment used by its franchisees for the retreading of tires for trucks, buses, light commercial trucks, industrial equipment, off-the-road equipment and passenger cars. Bandag specializes in a patented cold-bonding retreading process which it introduced to the United States in 1957 (the "Bandag Method"). The Bandag Method separates the process of vulcanizing the tread rubber from the process of bonding the tread rubber to the tire casing, allowing for optimization of temperature and pressure levels at each stage of the retreading process.

        The Company and its licensees have 1,419 franchisees worldwide, with 34% located in the United States and 66% internationally. The majority of Bandag's franchisees are independent operators of full service tire distributorships. The traditional business' revenues primarily come from the sale of retread material and equipment to its franchisees. The traditional business' products compete with new tire sales, as well as retreads produced using other retread processes. The Company concentrates its marketing efforts on existing franchisees and on expanding their respective market penetration. Due to its strong distribution systems, marketing efforts and leading technology, Bandag, through its independent franchisee network, has been able to maintain the largest market presence in the retreading industry.

        The traditional business competes in the light and heavy truck tire replacement market. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has independent franchisees in over 121 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company's franchisees make up approximately 15% of the U.S. light and heavy truck tire replacement market. The Company's primary competitors are new tire manufacturers such as The Goodyear Tire & Rubber Company, Bridgestone Corporation and Groupe Michelin. The Goodyear Tire & Rubber Company also competes in the U.S. market as a tread rubber supplier to a combination of company owned and independent retreaders and Groupe Michelin has announced its plans to enter the retread market in the United States.

        The traditional business consists of the franchising of a patented process for the retreading of tires primarily for trucks, buses, light commercial trucks, and the production and sale of precured tread rubber and related products used in connection with this process.

        The traditional business can be divided into two main areas:
   (i) manufacturing the tread rubber and (ii) bonding the tread to a tire casing. Bandag manufactures over 500 separate tread designs and sizes, treads specifically designed for various applications, allowing fleet managers to fine-tune their tire programs. Bandag tread rubber is vulcanized prior to shipment to its independent franchisees. The Bandag franchisee prepares the tire casing for retreading and performs the retreading process of bonding the cured tread to the prepared tire casing. This two-step process allows utilization of the optimum temperature and pressure levels at each step. Lower temperature levels during the bonding process result in a more consistent, higher quality finished retread with less damage to the casing. Bandag has developed a totally integrated retreading system with the materials, bonding process and manufacturing equipment specifically designed to work together as a whole.

   (b)  Markets and Distribution

        The principal market categories for the traditional business are truck and bus, with more than 90% of the tread rubber sold by the Company used in the retreading of these tires. Additionally, the Company markets tread rubber for the retreading of off-the-road equipment, industrial and light commercial vehicle and passenger car tires; however, historically, sales of tread rubber for these applications have not contributed materially to the Company's results of operations.

        Trucks and Buses Tread rubber, equipment, and supplies for retreading and repairing truck and bus tires are sold primarily to independent franchisees by the Company to use the Bandag Method for that purpose. Bandag has 1,419 franchisees throughout North America, Central America, South America, Europe, Africa, Far East, Australia and New Zealand. These franchisees are owned and operated by independent franchisees, some with multiple franchises and/or locations. Of these franchisees, 487 are located in the United States. One hundred forty-eight (148) of Bandag's foreign franchisees are franchised by licensees of the Company in Australia, and joint ventures in India and Sri Lanka. A limited number of franchisees are trucking companies which operate retread shops essentially for their own needs. A few franchisees also offer "hot-cap" retreading and most sell one or more lines of new tires.

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

        Direct Sales to Transportation Fleets The Company has entered into contracts with companies pursuant to which Bandag agrees to sell retread tires directly to transportation fleets of such companies and provide maintenance and service for the retread tires (the "Direct Sales Contracts"). Bandag subcontracts the sales, maintenance and service components of the Direct Sales Contracts to its independent franchisees.

        Other Applications The Company continues to manufacture and supply to its franchisees a limited amount of tread for Off-the-Road (OTR) tires, industrial tires, including solid and pneumatic, passenger car tires and light commercial tires for light trucks and recreational vehicles.

   (c)  Competition

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

        For additional information on competition faced by the traditional business see the foregoing discussion in "Markets and Distribution" herein.

   (d)  Sources of Supply

        The Company manufactures the precured tread rubber, cushion gum, and related supplies in Company-owned and leased manufacturing plants in the United States, Canada, Brazil, Belgium, South Africa, Indonesia, Mexico, Malaysia, New Zealand and Venezuela. The Company has entered into joint venture agreements in India and Sri Lanka. The Company also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire handling systems, and other items of equipment used in the Bandag retreading method. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, such as repair patches sold by the Company, are purchased from others.

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

   (e)  Patents

        The Company owns or has licenses for the use of a number of United States and foreign patents covering various elements of the Bandag Method. The Company has patents covering improved features, some of which started expiring in 1995 and others that will continue to expire through the year 2011, and the Company has applications pending for additional patents.

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

                                       TDS

   (a)  General

        The five dealerships that were acquired by Tire Distribution Systems, Inc., an indirect wholly-owned subsidiary of Bandag, are: Universal Tire, Inc. (Nashville, TN); Southern Tire Mart, Inc. (Columbia, MS); J.W. Brewer Tire Co., Inc. (Wheat Ridge, CO): Joe Esco Tire Co. (Oklahoma City, OK); and Sound Tire, Inc. (Auburn, WA). The five dealerships together, which provide new and retread tire products and tire management services to national, regional and local fleet transportation companies, operate 47 Bandag franchise and manufacturing locations and 91 commercial, retail and wholesale outlets in 18 states.

   (b)  Markets and Distribution

        TDS offers complete tire management services including: the complete line of Bandag retreads, new tires (commercial, retail and off-the-road), 24 hour road service and alignment. The tire management services are provided over a broad geographic area including the northwest and all across the south. This geographic coverage allows TDS to provide consistent, cost effective programs, information, products and services to local, regional and national fleets.

        Cost effective tire management services continues to grow in importance for fleets of all sizes. The trucking industry continues to consolidate. Trucking fleets are under intense pressure to be cost competitive and reliable in their services. Tire related costs are one of the top operating expenses for trucking fleets. Bandag and its dealer alliance network (including TDS) are able to provide trucking companies comprehensive tire management services which result in lower tire operating costs for the trucking company while at the same time helping the trucking company increase its service reliability through the same tire management programs.

        TDS markets its products through sales personnel located at each of its commercial locations, retread production facilities and retail facilities. TDS' sales people make personal sales calls on existing customers to ensure satisfaction and loyalty. TDS facilities are located near major highway arteries, industrial centers and customer locations. TDS commercial locations operate as points of sale for retread tires, new tires and services. In addition, the commercial locations operate as a home base for mobile service trucks which must be able to provide customers with reliable and timely emergency service as well as regularly scheduled maintenance service.

        In an effort to fully service its customers, TDS sells new truck tires manufactured by Bridgestone/Firestone, Continental/General, Kelley Tires, Yokahama, Cooper and other manufacturers.

   (c)  Competition

        TDS competitors are other tire dealers which offer competing retread applications, as well as those which are Bandag franchised dealers. In addition, such tire dealers typically sell and service new tires produced by new tire manufacturers and service providers such as The Goodyear Tire & Rubber Company, Bridgestone Corporation and Groupe Michelin. The Goodyear Tire & Rubber Company also competes in the U.S. market as a tread rubber supplier to a combination of company owned and independent retreaders. Groupe Michelin has also announced its plan to enter the retread market in the U.S.

   (d)  Sources of Supply

        TDS purchases retread rubber and most of its retreading equipment and supplies from Bandag and purchases new tires from new tire companies including Bridgestone/Firestone, Yokahama, Continental/General, Cooper and Kelley. Groupe Michelin and The Goodyear Tire and Rubber Company have terminated their dealer relationships with TDS dealers and have announced that they will not sell new tires to TDS dealers. Thus far, TDS has not experienced any material adverse effects from such terminations and has been successful in obtaining and utilizing new tires from other tire manufacturers in its business.

                                   Regulations

        Various federal and state authorities have adopted safety and other regulations with respect to motor vehicles and components, including tires, and various states and the Federal Trade Commission enforce statutes or regulations imposing obligations on franchisors, primarily a duty to disclose material facts concerning a franchise to prospective franchisees. Management is unaware of any present or proposed regulations or statutes which would have a material adverse effect upon its businesses, but cannot predict what other regulations or statutes might be adopted or what their effect on the Company's businesses might be.

                                Other Information

        The Company conducts research and development of new products, primarily in the traditional business, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $10,525,000 in 1995, $15,909,000 in 1996 and $21,113,000 in 1997.

        The Company's business has seasonal characteristics which are tied not only to the overall performance of the economy, but more specifically to the level of activity in the trucking industry. Tire demand does, however, lag the seasonality of the trucking industry. The Company's third and fourth quarters have historically been the strongest in terms of sales volume and earnings.

        As stated in the Company's 13D filed pursuant to the acquisition of the HON INDUSTRIES Inc. common stock, "The shares of Common Stock purchased by Bandag have been acquired for investment purposes." The Company purchased the stock in 1987 and 1988 at a cost of $24.4 million and sold the same during the fourth quarter of 1997, realizing a before-tax gain of $95.1 million.

        The Company has sought to comply with all statutory and administrative requirements concerning environmental quality. The Company has made and will continue to make necessary capital expenditures for environmental protection. It is not anticipated that such expenditures will materially affect the Company's earnings or competitive position.

        As of December 31, 1997, the Company had approximately 4,507 employees.

                      Revenues of Principal Product Groups

        The following table sets forth (in millions of dollars), for each of the last three fiscal years, revenues attributable to the Company's principal product groups:

                                         1997           1996          1995
    Revenues:
      Tread rubber, cushion gum,
        and retreading supplies         $714.7        $700.7       $688.8
      New tires                           44.7             -            -
      Other products(1)                   50.8          61.0         58.4
      Retread tires                       19.1             -            -
      Corporate(2)                       102.4           7.3          8.1
                                      --------       -------      -------
                              Total     $931.7        $769.0       $755.3

   (1)  Includes retreading equipment and related services.
   (2)  Consists of interest and investment income.

   Financial Information about Business Segments and Foreign and Domestic Operations

        Financial Statement "Operations in Different Segments and Different Geographic Areas and Sales by Principal Products" follows on pages 9 and 10.


   Operations in Different Segments and
   Different Geographic Areas and Sales by Principal Products

    The Company operates in two business segments:  the manufacture of precured tread rubber, equipment and supplies for retreading tires (traditional business), and the sale and maintenance of new and retread tires to principally commercial and industrial customers (TDS).  While the Company's traditional business does business throughout the world, its principal markets are in the United States and Europe.

    Information concerning operations in different segments:

                                                                Traditional Business                           TDS
                                                            1997         1996         1995          1997       1996      1995
    in millions
    Net Sales:
      Net sales to unaffiliated
        customers(1)(2) . . . . . . . . . . . . . . .      $767.2       $756.9      $740.4        $ 55.3
      Transfers between
        segments(3) . . . . . . . . . . . . . . . . .         6.8
                                                           -------------------------------        ----------------------------
      Segment area totals . . . . . . . . . . . . . .       774.0        756.9       740.4        $ 55.3
      Elimination (deduction) . . . . . . . . . . . .
    Total Net Sales . . . . . . . . . . . . . . . . .
    Cost of Products Sold . . . . . . . . . . . . . .      $446.6       $442.1      $442.8        $ 35.8
    Goodwill Amortization . . . . . . . . . . . . . .      $  1.0       $  1.0      $  1.0        $  1.3
    Depreciation Expense  . . . . . . . . . . . . . .      $ 32.7       $ 33.2      $ 33.2        $  1.5
    Earnings (Expenses) . . . . . . . . . . . . . . .
      Operating earnings
        (loss)(4) . . . . . . . . . . . . . . . . . .      $121.1       $134.8      $157.9         $(3.3)
      Interest expense  . . . . . . . . . . . . . . .                                               (0.9)
      General corporate expenses  . . . . . . . . . .
                                                          --------------------------------        -----------------------------
    Earnings Before Income
      Taxes . . . . . . . . . . . . . . . . . . . . .      $121.1       $134.8      $157.9         $(4.2)
    Total Assets at December
      31(5) . . . . . . . . . . . . . . . . . . . . .      $483.8       $472.4      $453.0        $215.5
    Total Liabilities at
      December 31 . . . . . . . . . . . . . . . . . .      $173.1       $162.7      $134.9        $ 40.3
    Capital Expenditures  . . . . . . . . . . . . . .      $ 41.2       $ 34.4      $ 28.4        $  1.0


    Information for operations in Africa, Asia, Australia, Canada and South America is combined for reporting purposes as
    "Other."  Information concerning the Company's operations by segment and by geographic area and sales by principal product for the years ended December 31, 1997, 1996 and 1995 is shown below.

    Information concerning operations in different segments:

                                                              Corporate                                Consolidated
                                                    1997         1996         1995                1997         1996        1995
    in millions
    Net Sales:
      Net sales to unaffiliated
        customers(1)(2) . . . . . . . . . .                                                      $822.5      $756.9       $740.4
      Transfers between
        segments(3) . . . . . . . . . . . .                                                          6.8
                                                   --------------------------------              -------------------------------
      Segment area totals . . . . . . . . .                                                      $829.3      $756.9       $740.4
      Elimination (deduction) . . . . . . .                                                       (6.8)
    Total Net Sales . . . . . . . . . . . .                                                      $822.5      $756.9       $740.4

    Cost of Products Sold . . . . . . . . .                                                      $482.4      $442.1       $442.8
    Goodwill Amortization . . . . . . . . .                                                      $  2.3      $  1.0       $  1.0
    Depreciation Expense  . . . . . . . . .         $   0.4       $   0.4      $   0.4           $ 34.6      $ 33.6       $ 33.6
    Earnings (Expenses) . . . . . . . . . .
      Operating earnings
        (loss)(4) . . . . . . . . . . . . .          $102.4       $   7.3      $   8.1           $220.2      $142.1       $166.0
      Interest expense  . . . . . . . . . .            (2.4)         (1.2)        (2.0)            (3.3)       (1.2)        (2.0)
      General corporate expenses  . . . . .           (14.0)        (10.1)        (8.9)           (14.0)      (10.1)        (8.9)
                                                   -----------------------------------           -------------------------------
    Earnings Before Income
      Taxes . . . . . . . . . . . . . . . .         $  86.0       $ (4.0)      $ (2.8)           $202.9      $130.8       $155.1
    Total Assets at December
      31(5) . . . . . . . . . . . . . . . .          $200.6        $115.9       $101.2           $899.9      $588.3       $554.2
    Total Liabilities at
      December 31 . . . . . . . . . . . . .          $223.1        $ 14.8      $  19.3           $436.5      $177.5       $154.2
    Capital Expenditures  . . . . . . . . .                                                      $ 42.2      $ 34.4       $ 28.4


    Information concerning operations in different geographic areas:

                                                            United States                              Europe
                                                    1997          1996         1995          1997       1996       1995
    in millions
    Net Sales:
      Net sales to unaffiliated
        customers(1)(2) . . . . . . . . . . .      $533.9         $474.6     $459.6        $123.0     $129.5     $135.9
      Transfers between
        areas(3)                                     42.1           28.8       24.9           0.5        1.1        0.6
                                                   --------------------------------        ----------------------------
      Geographic area totals  . . . . . . . .      $576.0         $503.4     $484.5        $123.5     $130.6     $136.5
      Elimination (deduction) . . . . . . . .
    Total Net Sales . . . . . . . . . . . . .

    Earnings (Expenses)
      Operations(4) . . . . . . . . . . . . .      $ 93.1         $109.3     $121.2        $  4.0     $  9.0     $ 13.6
      Investment income . . . . . . . . . . .
      Interest expense  . . . . . . . . . . .
      General corporate expenses  . . . . . .
    Earnings Before Income
      Taxes . . . . . . . . . . . . . . . . .
    Assets at December 31 . . . . . . . . . .
      Operations  . . . . . . . . . . . . . .      $511.6         $301.4     $290.1        $ 72.9     $ 79.2     $ 84.9
      Corporate(4)  . . . . . . . . . . . . .
    Total Assets  . . . . . . . . . . . . . .
    Liabilities at December 31
      Operations  . . . . . . . . . . . . . .      $142.8         $ 99.6     $ 79.5        $ 26.6     $ 28.5     $ 31.6
      Corporate(5)  . . . . . . . . . . . . .
    Total Liabilities . . . . . . . . . . . .
    Sales Information by
      Principal Product Group
      Retread materials and
        supplies  . . . . . . . . . . . . . .
      New tires . . . . . . . . . . . . . . .
      Retread tires . . . . . . . . . . . . .
      Other . . . . . . . . . . . . . . . . .



    Information concerning operations in different geographic areas:

                                                                  Other                                Consolidated
                                                       1997        1996       1995            1997         1996          1995
    in millions
    Net Sales:
      Net sales to unaffiliated
        customers(1)(2) . . . . . . . . . .           $165.6     $152.8     $144.9           $822.5       $756.9       $740.4
      Transfers between
        areas(3)                                         3.6        2.0        1.7             46.2         31.9         27.2
                                                      ----------------------------           --------------------------------
      Geographic area totals  . . . . . . .           $169.2     $154.8     $146.6           $868.7       $788.8       $767.6
      Elimination (deduction) . . . . . . .                                                   (46.2)       (31.9)       (27.2)
                                                                                             --------------------------------
    Total Net Sales . . . . . . . . . . . .                                                  $822.5       $756.9       $740.4

    Earnings (Expenses)
      Operations(4) . . . . . . . . . . . .          $  20.7    $  16.5     $ 23.1           $117.8       $134.8       $157.9
      Investment income . . . . . . . . . .                                                   102.4          7.3          8.1
      Interest expense  . . . . . . . . . .                                                    (3.3)        (1.2)        (2.0)
      General corporate expenses  . . . . .                                                   (14.0)       (10.1)        (8.9)
                                                                                             --------------------------------
    Earnings Before Income
      Taxes . . . . . . . . . . . . . . . .                                                  $202.9       $130.8       $155.1
    Assets at December 31 . . . . . . . . .
      Operations  . . . . . . . . . . . . .           $114.8     $ 91.8     $ 78.0           $699.3       $472.4       $453.0
      Corporate(4)  . . . . . . . . . . . .                                                   200.6        115.9        101.2
                                                                                             --------------------------------
    Total Assets  . . . . . . . . . . . . .                                                  $899.9       $588.3       $554.2
    Liabilities at December 31
      Operations  . . . . . . . . . . . . .          $  44.0     $ 34.6     $ 23.8           $213.4       $162.7       $134.9
      Corporate(5)  . . . . . . . . . . . .                                                   223.1         14.8         19.3
                                                                                             --------------------------------
    Total Liabilities . . . . . . . . . . .                                                  $436.5       $177.5       $154.2
    Sales Information by
      Principal Product Group
      Retread materials and
        supplies  . . . . . . . . . . . . .                                                     86%          92%          92%
      New tires . . . . . . . . . . . . . .                                                      6%
      Retread tires . . . . . . . . . . . .                                                      2%
      Other . . . . . . . . . . . . . . . .                                                      6%           8%           8%
                                                                                            ---------------------------------
                                                                                               100%         100%         100%

    (1)  No single customer accounted for 10% or more of the Company's sales to unaffiliated customers in any of the years 1997,
         1996 or 1995.

    (2)  Export sales from the United  States were less than 10% of  sales to unaffiliated customers in each of the  years 1997,
         1996 and 1995.

    (3)  Intersegment sales and transfers are  recorded at fair market value less a discount between geographic areas within the traditional business and for transactions  between the traditional business and TDS at a value consistent  with that to unaffiliated customers.

    (4)  Aggregate foreign exchange  gains (losses) included in determining  net earnings amounted to  approximately $1,500,000,
         $1,236,000 and $(1,187,000) in 1997, 1996 and 1995, respectively.

    (5)  Corporate assets  are  principally cash  and cash  equivalents, investments,  corporate office  and related  equipment.
         Corporate liabilities are principally dividends payable, short-term notes payable and long-term obligations.


   Executive Officers of the Company

        The following table sets forth the names and ages of all executive officers of the Company as of March 13, 1998, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his present office:

                                                                     Period
                                   Period of                           in
                                    Service      Present Position    Present
         Name               Age   with Company       or Office       Office

    Martin G. Carver*       49      19 Yrs.     Chairman of the      17 Yrs.
                                                Board, Chief
                                                Executive Officer
                                                and President

    Lucille A. Carver*      80      40 Yrs.     Treasurer            39 Yrs.

    Nathaniel L. Derby II   55      27 Yrs.     Vice President,       1 Yr.
                                                Manufacturing
                                                Design

    Sam Ferrise II          41      17 Yrs.     Executive Vice        1 Mo.
                                                President, Chief
                                                Operating Officer

    Warren W. Heidbreder    51      16 Yrs.     Vice President,       1 Yr.
                                                Chief Financial
                                                Officer, and
                                                Corporate
                                                Secretary

    Hong Yan Li, Henry      50       2 Yrs.     Vice President,      2 Yrs.
                                                Asian Operations

    Frederico U. Kopittke   54       3 Yrs.     Vice President,       1 Mo.
                                                Latin America

    Patrick K. Robbins      57       7 Yrs.     Vice President       2 Yrs.
                                                and General
                                                Manager, Eastern
                                                Hemisphere
                                                Retread Division
                                                and Southern
                                                Region

    John C. McErlane        44      13 Yrs.     Vice President,       1 Mo.
                                                Marketing and
                                                Sales

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

        Mr. Derby joined Bandag in 1971. In December 1985, he was promoted to Vice President, Engineering and served in that position until August 1996 when he was elected to the office of Vice President, Engineering. He served in that office until May 1997, when he was elected to his current office of Vice President, Manufacturing Design effective April 28, 1997.

        Mr. Ferrise joined Bandag in 1981. In November 1995, he was elected to the office of Vice President, Marketing. In February 1997, he was elected to the office of Vice President, Sales and Marketing effective January 20, 1997 and served in that position until March 1998 when he was elected to his current office of Executive Vice President and Chief Operating Officer effective February 16, 1998.

        Mr. Heidbreder joined Bandag in 1982. In 1986 he was elected to the office of Vice President, Legal and Tax Administration, and Secretary. In November 1996, he was elected to his current office of Vice President, Chief Financial Officer, and Secretary effective as of January 1, 1997.

        Mr. Li joined Bandag in July 1996 as Vice President, Asian Operations and was elected to that office in August 1996. Before joining Bandag, Mr. Li was employed for more than 25 years by the Eastman Kodak Company.

        Mr. Kopittke joined Bandag in July 1994 as Company Manager of Bandag do Brasil Ltda. He served in that position until March 1998 when he was elected to his current office of Vice President, Latin America effective March 1, 1998. Before joining Bandag, Mr. Kopittke was employed for more than 16 years by Nalco Chemical Company in South America.

        Mr. Robbins joined Bandag in 1991. He served as General Manager, New Zealand from 1991 until August 1996. In August 1996, he was elected to the office of Vice President, Southern Region. In May 1997, he was elected to his current office of Vice President and General Manager, Eastern Hemisphere Retread Division and Southern Region effective April 7, 1997.

        Mr. McErlane joined Bandag in 1985. From 1985 through 1995, he held several managerial positions with the Company. In 1996, he was promoted to the position of Director, Marketing. In March 1998, he was elected to his current office of Vice President, Marketing and Sales effective February 16, 1998.

        All of the above-named executive officers have been elected by the Board of Directors and serve at the pleasure of the Board of Directors.

   ITEM 2.  PROPERTIES

                              Traditional Business

        The general offices of the Company are located in a Company-owned 56,000 square foot office building in Muscatine, Iowa.

        The tread rubber manufacturing plants of the Company are located to service principal markets. The Company operates sixteen of such plants, six of which are located in the United States, and the remainder in Canada, Belgium, South Africa, Brazil (two plants), New Zealand, Mexico, Malaysia, Indonesia and Venezuela. The plants vary in size from 9,600 square feet to 194,000 square feet with the first plant being placed into production during 1959. All of the plants are owned in fee except for the plants located in New Zealand, Indonesia, Malaysia and Venezuela, which are under standard lease contracts.

        Retreading equipment is manufactured at Company-owned plants located in Muscatine, Iowa and Campinas, S.P., Brazil, of approximately 60,000 square feet and 10,000 square feet, respectively. In addition, the Company owns a research and development center in Muscatine of approximately 58,400 square feet and a 26,000 square foot facility used primarily for training franchisees and franchisee personnel. Similar training facilities are located in Brazil, Mexico (leased facility), South Africa and Europe. The Company also owns a 26,000 square foot office and machining facility in Muscatine.

        A new training and conference center is under construction in Muscatine, Iowa. The approximately 83,000 square foot center is scheduled to be completed in late 1998.

        In addition, the Company mixes rubber and produces cushion gum at a Company-owned 168,000 square foot plant in California. The Company owns its European headquarters facility in Belgium and a 129,000 square foot warehouse in the Netherlands.

                                 Dealer Business

        TDS currently owns 30 and leases 75 facilities. Forty-seven contain space for TDS' retread production and ninety-one contain space for commercial, retail and wholesale operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, maintenance and various other items.

        In the opinion of the Company, its properties are maintained in good operating condition and the production capacity of its plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

   ITEM 3.  LEGAL PROCEEDINGS

        Treadco, Inc. v. Bandag, Inc., et. al. On October 27, 1995, Treadco, Inc. ("Treadco"), Bandag's largest franchisee, filed a complaint in the Sebastian County Chancery Court, Fort Smith, Arkansas, against Bandag (Treadco, Inc. v. Bandag, Inc., et al., Case No. 95-1224). Treadco alleges in that action various Arkansas statutory and common law claims relating to allegations that Bandag wrongfully induced several Treadco employees to terminate their employment with Treadco and begin working for Bandag, that Bandag wrongfully induced Treadco customers to switch their business to other Bandag franchises, and that Bandag otherwise violated its duty of good faith and fair dealing to Treadco. Treadco seeks an unspecified amount of money damages. On November 8, 1995, Bandag filed an action in the United States District Court for the Western District of Arkansas to compel the arbitration of Treadco's claims (Bandag, Inc. v. Treadco, Inc., Case No. 95-2204). The Arkansas Chancery Court stayed all proceedings pending the federal court's decision on Bandag's petition.
   The federal court has ruled that all claims should be settled at the arbitration hearing.

        In addition to its original claims, Treadco has brought an antitrust counterclaim in the arbitration matter seeking treble damages and attorney fees. Treadco alleges that Bandag has engaged in conduct intended to restrain trade and destroy competition in violation of the Robinson-Patman Act. Discovery and the taking of depositions has been substantially completed. It appears that the earliest time for the arbitration hearing to be held is in September 1998.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information concerning cash dividends declared and market prices of the Company's Common Stock and Class A Common Stock for the last three fiscal years is as follows:



                                                         1997    % Change          1996    % Change       1995
    Cash Dividends Per Share-Declared
         First Quarter                               $0.2500                   $ 0.2250                 $ 0.2000
         Second Quarter                               0.2500                     0.2250                   0.2000

         Third Quarter                                0.2500                     0.2250                   0.2000
         Fourth Quarter                               0.2750                     0.2500                   0.2250
         Total Year                                   1.0250       10.8        $ 0.9250       12.1      $ 0.8250


    Stock Price Comparison (1)
       Common Stock
         First Quarter                               $45.00 - 51.88            $50.25 - 55.88           $57.00 - 62.00
         Second Quarter                               46.38 - 51.75             47.38 - 52.75            56.75 - 64.63

         Third Quarter                                47.94 - 54.13             44.50 - 49.50            52.25 - 65.88
         Fourth Quarter                               48.38 - 55.75             46.13 - 49.38            49.00 - 54.88
         Year-End Closing Price                               53.44                     47.38                    54.13
       Class A Common Stock

         First Quarter                               $45.25 - 50.38            $48.75 - 54.00           $51.50 - 54.88
         Second Quarter                               45.00 - 49.50             46.63 - 51.50            52.25 - 60.50
         Third Quarter                                47.50 - 53.44             43.50 - 48.00            47.75 - 59.75
         Fourth Quarter                               46.38 - 52.00             45.25 - 47.88            47.50 - 53.63
         Year-End Closing Price                               47.88                     45.75                    53.00


   __________
   (1)  High and low composite prices in trading on the New York and Chicago Stock Exchanges (ticker symbol BDG for Common Stock and BDGA for Class A Common Stock) as reported in The Wall Street Journal.


        The approximate number of record holders of the Company's Common Stock as of March 13, 1998, was 2,429, the number of holders of Class A Common Stock was 1,347 and the number of holders of Class B Common Stock was 269. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

   Sale of Unregistered Securities

        On November 4, 1997, in connection with the acquisition of Joe Esco Tire Co. by Tire Distribution Systems, Inc., the Company issued 10,000 shares of its Class A Common Stock to four shareholders. No underwriters were engaged in connection with the foregoing sales. The issuance of the foregoing securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving a public offering.

        On November 4, 1997, the Company issued 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock to Martin G. Carver pursuant to his exercise of stock options for an aggregate consideration of $925,000. No underwriters were engaged in connection with the foregoing sale. The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving a public offering.

        On December 15, 1997, the Company sold (a) $60,000,000 of 6.41% Senior Notes due December 15, 2002 and (b) $40,000,000 of 6.50% Senior Notes due December 15, 2007 to a group of financial institutions. No underwriters were engaged in connection with the foregoing sales. The sale of the foregoing debt securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving a public offering.

   ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth certain Selected Consolidated Financial Data for the periods and as of the dates indicated:


                                                           1997(3)          1996           1995         1994           1993
    (in thousands, except per share data)
    Net Sales                                             $822,523        $756,925       $740,363     $650,567       $590,199
    Net Earnings(1)                                        121,994          81,604         97,027       93,994         78,734
                                                          -------------------------------------------------------------------
    Total Assets                                          $899,904        $588,342       $554,159     $582,146       $550,731
    Long-term Debt and Other Obligations                   123,195          10,125         11,857       12,252         11,039
        Basic Earnings Per Share(2)                          $5.35           $3.46           3.84        $3.53          $2.90
        Diluted Earnings Per Share(2)                        $5.33           $3.44          $3.82        $3.51          $2.88
    Cash Dividends Per Share-Declared                      $1.0250         $0.9250        $0.8250      $0.7250        $0.6625

   __________
   (1)  Includes in 1997 the effect of a non-recurring gain on the sale of marketable equity securities of $95,087,000 pre-tax, or $2.44 per diluted share and non-recurring charges of $16,500,000 pre-tax, $9,900,000 after tax, or $.43 per diluted share, related to the closing of a manufacturing facility and exit cost from a rubber recycling venture.
   (2)  Per share and weighted average share outstanding amounts for all periods previously presented have been restated to conform with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share," issued in
        February 1997.
   (3)  During 1997 the Company's subsidiary, Tire Distribution Systems, Inc. acquired five tire dealerships whose operations are included in the consolidated financial statements from November 1, 1997, the effective date of the acquisitions.


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   The year's results include the operations of both the Company's traditional business and beginning on November 1, its newly-formed subsidiary, Tire Distribution Systems, Inc. (TDS), which acquired five dealerships in November.

   Consolidated net sales in 1997 increased 9% from 1996. TDS accounted for approximately 7% of consolidated net sales or approximately 78% of the increase. The remaining 2% increase was 4% lower than the corresponding increase in retread material unit volume because of the 3% lower translated value of the Company's foreign-currency-denominated sales (primarily the Belgium franc), coupled with 1% lower equipment sales. The Company's seasonal sales pattern, which is tied to trucking industry activity, is similar to previous years with the third and fourth quarters being the strongest for both sales and earnings.

   Gross profit margin for the Company's traditional business increased by .7 percentage points due to higher production to support increased sales and manufacturing efficiencies. Raw material costs, on average, remained relatively flat. Inclusion of the TDS operations, which operates at a lower gross margin, decreased consolidated gross margin by .2 percentage points.

   Consolidated operating and other expenses in 1997 increased 16% from 1996. TDS accounted for 8% of these expenses or one-half of the total increase. The remaining 8% increase in operating and other expenses was related to increased spending for Sales and Marketing staffing and programs, employee training, and higher R&D for the traditional business segment. This 8% increase resulted in a net earnings decline for the traditional business in 1997 of 3% before non-recurring items. The Company's consolidated effective income tax rate of 39.9% was higher than the previous year's rate of 37.6%, principally due to higher state income taxes.

   Consolidated diluted earnings per share were $5.33 in 1997 compared to $3.44 in 1996. The traditional business diluted earnings per share, before non-recurring items, was $3.45 compared to $3.44 in 1996. Non-recurring items include a net gain of approximately $55,800,000 after taxes, related to the sale of marketable equity securities. This non-recurring gain was partially offset by non-recurring charges which included provisions of $2,100,000, net of tax benefits, for the 1998 closing of a manufacturing facility and $7,800,000, net of tax benefits, to cover exit costs from a rubber recycling venture.

   Net sales in the United States for the Company's traditional business were 2% higher than a year ago but two percentage points below the retread material unit volume increase due to lower equipment sales. Average raw material costs for the year were approximately flat with the previous year's average but higher production to support higher sales resulted in better absorption of fixed manufacturing costs. As a result, gross margin increased by two percentage points compared to the margin in the previous year. Earnings before income taxes in 1997 for the Company's traditional business in the United States declined 10% from the previous year due to increased operating expenses in support of marketing programs and building capabilities within the organization, as part of the Company's commitment to building an alliance with our dealers and end-users.

   The Company's foreign operations comprised 37% and 22% of 1997's traditional net sales and earnings before income taxes, respectively.
   This represents the same percentage of total revenues as the prior year, and an 11 percentage point increase, as a percent of total earnings before income taxes, in comparison to the prior year.

   Net sales in Europe declined 5% from 1996. The decline occurred despite a 5% increase in unit volume and because of the unfavorable impact of a stronger U.S. dollar on the translated value of the Company's foreign-currency-denominated sales. Gross profit margin in 1997 decreased approximately two percentage points compared to 1996 due to higher per unit manufacturing costs. Operating expenses increased 19%, due mainly to expenses incurred in developing dealer capabilities and adding distribution. As a result of the foregoing, earnings before income taxes declined by 55% over the previous year.

   Unit volume for the Company's other combined foreign operations improved by 13% over 1996, and net sales increased by 8%. Gross profit margin improved slightly, while operating and other expenses, as a percent of sales, decreased approximately two percentage points from the previous year. Earning before income taxes increased by 25% due to both the improved gross margins and reduced operating expenses.

   TDS results are included for the two-month period from its formation through year-end. Net sales and net loss for TDS were $55,304,000 and $2,996,000, respectively. See segment information on page 9 for additional information.

   Year Ended December 31, 1996 Compared to Year Ended December 31,  1995

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

   The Company's consolidated gross profit margin increased by 1.4 percentage points from 1995 as a result of raw material cost decreases and manufacturing efficiencies resulting from past investments in process improvements. However, this gain was more than offset by higher operating expenses. The increased operating expenses related principally to increased spending for Sales and Marketing staffing and programs, employee training, distribution replacement, and higher R&D, resulted in a net earnings decline in 1996 of 16% from 1995. The Company's effective income tax rate of 37.6% was comparable to the previous year's rate of 37.4%.

   Diluted earnings per share in 1996 of $3.44 were $.38 lower, a 10% decrease from 1995. During 1996, the Company acquired 1,298,000 shares of its outstanding Common Stock and Class A Common Stock for $61,691,000, at prevailing market prices.

   Domestic net sales in 1996 were 3% higher than a year ago, as was the tread volume. Average raw material costs for the year were approximately 4% lower than the previous year's average. As a result, gross margin increased by two percentage points compared to a margin decrease experienced in the previous year. Domestic 1996 earnings before income taxes declined ten percentage points from the previous year due to increased investments in marketing programs and building capabilities within the organization, as part of our commitment to building an alliance with our dealers and end-users.

   The Company's foreign operations comprised 37% and 20% of 1996's net sales and earnings before income taxes, respectively. This represents a one percentage-point decline, as a percent of total revenues and a four percentage-point decrease, as a percent of total earnings before income taxes, in comparison with the prior year.

   Net sales in Europe declined 5% from 1995. The decline was the result of a 7% decrease in unit volume and a 3% decrease because of the unfavorable impact on the translated value of the Company's foreign-currency-denominated sales, which was partially offset with price increases of approximately 4% to 5%. Gross profit margin in 1996 increased approximately one percentage point compared to 1995 due to lower per unit manufacturing costs. Earnings before income taxes declined by 33% over the previous year.

   Unit volume for the Company's other combined foreign operations improved by 5% over 1995, and net sales increased by 6%. Gross profit margin in 1996 remained the same, but operating and other expenses, as a percent of sales, increased by approximately six percentage points from the previous year due principally to a provision related to a tax dispute in Brazil and the Company's commitment to building a global organizational structure. Earnings before income taxes declined by 28% due to the increased operating expenses.

   Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

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

   Diluted earnings per share in 1995 of $3.82 were $.31 higher, a 9% increase from 1994. During the year, the Company acquired 1,946,000 shares of its outstanding Common Stock and Class A Common Stock for $107,964,000, at prevailing market prices.

   Domestic net sales in 1995 were 11% higher than in 1994 due to increased selling prices in 1994 and 1995, and higher equipment sales. Tread volume increased only 1%. Average raw material costs for the year were approximately 27% higher than the previous year's average. Selling prices were increased only in the first quarter, as the Company chose to absorb further increases during the year. This resulted in a gross margin decline of 3 percentage points. Domestic 1995 earnings before income taxes declined four percentage points over the prior year due to flat sales volume and higher raw material costs, as well as increased spending for marketing programs.

   The Company's foreign operations comprised 38% and 24% of 1995's net sales and earnings before income taxes, respectively. This represents a two percentage-point increase, as a percent of total revenues, and a seven percentage-point increase, as a percent of total earnings before income taxes, in comparison with the prior year.

   Unit volume in Europe increased 6% over 1994. Net sales improved by 22%, with eight percentage points due to the favorable impact on the translated value of the Company's foreign-currency-denominated sales. Gross profit margin in 1995 increased two percentage points compared to 1994 due to higher production levels and lower manufacturing spending. Earnings before income taxes improved by 100% over the prior year.

   Unit volume for the Company's other combined foreign operations improved by 6% over 1994, with net sales increasing by 16%. The sales increase exceeded the volume increase due to the favorable impact of the higher translated value of foreign-currency-denominated sales coupled with selling price increases initiated during the year in response to higher raw material costs. Gross profit margin decreased one percentage point, but operating expenses, as a percent of sales, decreased by approximately one percentage point from 1994. Earnings before income taxes increased by 21% due to the increased sales combined with a 5% increase in other income.

   Impact of Inflation and Changing Prices

   It has generally been the Company's practice to adjust its selling prices and sales allowances to reflect changes in production and raw material costs in order to maintain its gross profit margin. In the past three years costs have remained relatively constant and the Company has not found it necessary to implement general price increases.

   Replacement of fixed assets requires a greater investment than the original asset cost due to the impact of the general price level increases over the useful lives of plant and equipment. This increased capital investment would result in higher depreciation charges affecting both inventories and cost of products sold.

   Capital Resources and Liquidity

   At the end of 1997, current assets exceeded current liabilities by $292,452,000. Cash and cash equivalents totaled $196,400,000 at year-end, increasing by $164,947,000 during the year. The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments. These investments decreased by $514,000 from the prior year.

   The only changes in working capital requirements are for normal business growth and to accommodate the needs precipitated by the addition of a new wholly-owned subsidiary, TDS. The Company funds its capital expenditures from the cash flow it generates from operations. During 1997, the Company spent $42,223,000 for capital expenditures coupled with $47,659,000 in cash payments for purchases of the TDS businesses. The Company will make the remaining cash payments of $87,224,000 for the purchase of the TDS businesses early in 1998. The proceeds on the sale of marketable equity securities amounted to $119,558,000 (net after-tax proceeds of $80,247,000).

   As of December 31, 1997, the Company had available uncommitted lines of credit totaling $77,000,000 in the United States for working capital purposes. Also, the Company's foreign subsidiaries had approximately $34,000,000 in credit and overdraft facilities available to them. From time to time during 1997, the Company borrowed funds to supplement operational cash flow needs or to settle intercompany transactions. The Company's long-term liabilities totaled $123,195,000 at year end, which are approximately 21% of the combined total of long-term liabilities and stockholders' equity; this is an increase of $113,070,000. This increase in long-term obligations includes the addition of $100,000,000 in long-term debt. The $100,000,000 proceeds from long-term borrowings and the proceeds from the sale of marketable equity securities are being used to fund the cash payments for the acquired TDS businesses and for working capital purposes.

   During the year, the Company purchased 174,000 shares of its outstanding Common Stock and Class A Common Stock for $8,643,000 at prevailing market prices and paid cash dividends amounting to $23,395,000. The Company generally funds its dividends and stock repurchases from the cash flow generated from its operations.

   Impact of Year 2000

   The Company operates with a combination of purchased and internally developed software systems. Many of the older computer systems were written using two digits rather than four to defined the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations. The Company will be required to modify or replace software which is not Year 2000 compliant so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

   Purchased software systems account for a significant portion of the Company's software environment, especially for date sensitive applications such as Payroll and Accounts Receivable. The Company has performed assessments in recent years to identify clearly non-compliant software systems and to initiate replacement activities. Most of those activities are completed or well underway. Such an assessment is presently being conducted for the Company's newly-formed TDS subsidiary.

   The Company presently believes that with a combination of actions, including modification of existing software, conversion to new versions of purchased software and replacement with new systems, the Year 2000 Issue will not pose significant operational problems for its computer systems. On the other hand, if such modifications and conversions are not made or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

   During 1998 the Company will initiate formal communications with its significant suppliers and large customers to determine the extent to which the Company's activities would be impacted by those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company relies will be corrected on a timely basis and therefore have no adverse effect on the Company.

   The Company has assessed its own products to determine if it has exposure to contingencies related to the Year 2000 Issue and it believes that any such exposure will not be material.

   The Company will utilize both internal and external resources to reprogram, or replace and test the software for Year 2000 compliance. The Company anticipates completing the Year 2000 project by mid-1999, giving priority to those systems likely to encounter problems and those having more significant potential impact to operations.

   The total cost of Year 2000 Issue remediation is difficult to identify because many systems with Year 2000 Issue problems would have been replaced anyway due to operational issues and changing business needs.
   The Company believes that the costs clearly related to the Year 2000 Issue will total approximately $7,000,000 of which $2,400,000 has been spent to date. The majority of this will be expensed as incurred.

   The costs of the project and the date on which the Company believes it will complete Year 2000 modifications are based on management's best estimates which are based on numerous assumptions of future events, including the continued availability of certain resources, third party plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the complexity of the Year 2000 Issue due to dispersed operating units and geographic locations and similar uncertainties.

   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                        Page

    Report of Independent Auditors                                       24

    Consolidated Balance Sheets as of December 31, 1997, 1996 and
    1995                                                                 25

    Consolidated Statements of Earnings for the Years Ended December
    31, 1997, 1996 and 1995                                              26

    Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1997, 1996 and 1995                                     26

    Consolidated Statements of Changes in Stockholders' Equity for
    the Years Ended December 31, 1997, 1996 and 1995                     27

    Notes to Consolidated Financial Statements                           28

                         Report of Independent Auditors


   Stockholders and Board of Directors
   Bandag, Incorporated

   We have audited the accompanying consolidated balance sheets of Bandag, Incorporated and subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated and subsidiaries at December 31, 1997, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   /s/ Ernst & Young LLP


   Chicago, Illinois
   February 3, 1998


   BANDAG, INCORPORATED AND SUBSIDIARIES
   Consolidated Balance Sheets

                                                                                                      December 31
                                                                                     1997                1996            1995
                                                                                                    (In thousands)
   Assets
   Current Assets
     Cash and cash equivalents                                                      $196,400            $31,453        $31,017
     Investments - Note D                                                              1,575              2,089          9,773
     Accounts receivable, less allowance (1997 - $12,707;
       1996 - $13,320; 1995 - $12,327)                                               231,648            206,732        200,300
     Inventories:
        Finished products                                                             90,228             44,704         40,252
        Material and work in process                                                  17,295             14,228         12,811
                                                                                    --------           --------       --------
                                                                                     107,523             58,932         53,063

     Deferred income tax assets                                                       41,505             29,138         22,451
     Prepaid expenses and other current assets                                        20,343             13,356         11,854
                                                                                    --------           --------       --------
        Total Current Assets                                                         598,994            341,700        328,458
   Property, Plant and Equipment, on the Basis of Cost:
     Land                                                                              8,494              3,671          3,731
     Buildings and improvements                                                       98,769             85,445         84,426
     Machinery and equipment                                                         326,632            292,956        287,771
     Construction and equipment installation in progress                              25,551             12,520          6,327
                                                                                    --------           --------       --------
                                                                                     459,446            394,592        382,255
     Less allowance for depreciation and amortization                               (261,846)          (249,457)      (237,405)
                                                                                    --------           --------       --------
                                                                                     197,600            145,135        144,850
   Marketable Equity Securities - Note D                                                                 79,035         55,684
   Goodwill, less accumulated amortization
     (1997 - $5,516; 1996 - $3,235; 1995 - $2,237)                                    75,627              1,753          2,750
   Other Assets                                                                       27,683             20,719         22,417
                                                                                    --------           --------       --------
        Total Assets                                                                $899,904           $588,342       $554,159
                                                                                    ========           ========       ========

   Liabilities and Stockholders' Equity

   Current Liabilities
     Accounts payable                                                                $52,100           $ 28,744       $ 24,268
     Accrued employee compensation and benefits                                       28,874             23,532         21,604
     Accrued marketing expenses                                                       32,608             32,872         32,485
     Other accrued expenses                                                           66,921             34,076         25,098
     Dividends payable                                                                 6,274              5,731          5,440
     Income taxes payable                                                             20,039             12,254         10,124
     Short-term notes payable and current portion of
       other obligations                                                              99,726              2,005          3,015
                                                                                    --------           --------       --------
        Total Current Liabilities                                                    306,542            139,214        122,034
   Long-term debt and other obligations - Note H                                     123,195             10,125         11,857
   Deferred Income Tax Liabilities                                                     6,753             28,136         20,289
   Stockholders' Equity - Note H
     Common Stock; $1.00 par value, authorized -
        21,500,000 shares; issued and outstanding - 9,751,063 shares in 1997;
        9,842,861 shares in 1996; 10,112,164 shares in 1995;                           9,751              9,843         10,112
     Class A Common Stock; $1.00 par value; authorized-
        50,000,000 shares; issued and outstanding - 11,013,561 shares in 1997;
        11,027,759 shares in 1996; 11,711,344 shares in 1995;                         11,014             11,028         11,711
     Class B Common Stock; $1.00 par value; authorized -
        8,500,000 shares; issued and outstanding - 2,048,785 shares in 1997;
        2,051,984 shares in 1996; 2,355,352 shares in 1995                             2,049              2,052          2,355
     Additional paid-in capital                                                        6,052              4,069          2,493
     Retained earnings                                                               445,887            355,663        355,814
     Unrealized gain on securities available-for-sale, net
        of related tax effect (1996 - $20,765; 1995 - $11,700)                                           33,854         19,568
     Equity adjustment from foreign currency translation                             (11,339)            (5,642)        (2,074)
                                                                                    --------           --------       --------
        Total Stockholders' Equity                                                   463,414            410,867        399,979
                                                                                    --------           --------       --------
          Total Liabilities and Stockholders' Equity                                $899,904           $558,342       $554,159
                                                                                    ========           ========       ========

   See notes to consolidated financial statements.




   BANDAG, INCORPORATED AND SUBSIDIARIES
   Consolidated Statements of Earnings

                                                                                           Year Ended December 31
                                                                               1997                 1996                 1995
                                                                                    (In thousands, except per share data)
    Income:
      Net Sales                                                            $822,523             $756,925             $740,363
      Gain on sale of marketable equity securities - Note D                  95,087
      Other income                                                           14,092               12,074               14,911
                                                                           --------             --------             --------
                                                                            931,702              768,999              755,274
    Costs and expenses:
      Cost of products sold                                                 482,387              442,149              442,837
      Engineering, selling, administrative and other expenses               226,560              194,834              155,362
      Non-recurring charges - Note B                                         16,500
      Interest                                                                3,339                1,236                1,959
                                                                           --------             --------             --------
                                                                            728,786              638,219              600,158
                                                                           --------             --------             --------
       Earnings Before Income Taxes                                         202,916              130,780              155,116
      Income Taxes - Note F                                                  80,922               49,176               58,089
                                                                           --------             --------             --------
       Net Earnings                                                        $121,994             $ 81,604             $ 97,027
                                                                           ========             ========             ========
       Net Earnings Per Share - Note G
        Basic                                                               $  5.35              $  3.46              $  3.84
                                                                            =======              =======              =======
        Diluted                                                             $  5.33              $  3.44              $  3.82
                                                                            =======              =======              =======
    See notes to consolidated financial statements.

    Consolidated Statements of Cash Flows

    Operating Activities
      Net earnings                                                         $121,994             $ 81,604             $ 97,027
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
       Provisions for depreciation and amortization                          36,857               34,595               34,595
       Change in deferred income taxes                                      (13,375)               1,367               (3,462)
       Gain on sale of marketable equity securities                         (95,087)
       Other                                                                 (9,680)              (5,883)                 443
       Change in operating assets and liabilities, net of effects from acquisitions of businesses:
         Accounts receivable                                                 11,863               (9,959)             (19,674)
         Inventories                                                            847               (7,401)              (1,148)
         Prepaid expenses and other current assets                           (6,824)              (1,921)                  94
         Accounts payable and other accrued expenses                         16,577               19,063               11,164
         Income taxes payable                                                 8,130                2,582                  158
                                                                           --------             --------             --------
       Net Cash Provided by Operating Activities                             71,302              114,047              119,197
    Investing Activities
      Additions to property, plant and equipment                            (42,223)             (34,388)             (28,411)
      Net dispositions of property, plant and equipment                       4,117                  506                  724
      Purchases of investments                                               (3,645)             (18,205)             (27,379)
      Maturities of investments                                               4,159               25,889               54,470
      Payments for acquisitions of businesses                               (47,659)
      Sale of marketable equity securities                                  119,558
                                                                           --------             --------             --------
       Net Cash Provided by (Used in) Investing Activities                   34,307              (26,198)                (596)
    Financing Activities
      Proceeds from short-term notes payable                                 11,491               42,902               41,230
      Proceeds from issuance of long-term debt                              100,000
      Principal payments on short-term notes payable and long-
        term obligations                                                    (18,422)             (45,246)             (46,887)
      Cash dividends                                                        (23,395)             (21,785)             (20,651)
      Purchases of Common Stock and Class A Common Stock                     (8,643)             (61,691)            (107,964)
                                                                           --------             --------              -------
       Net Cash Provided by (Used in) Financing Activities                   61,031              (85,820)            (134,272)
    Effect of exchange rate changes on cash and cash equivalents             (1,693)              (1,593)                 169
                                                                           --------             --------              -------
      Increase (Decrease) in Cash and Cash Equivalents                      164,947                  436              (15,502)
    Cash and cash equivalents at beginning of year                           31,453               31,017               46,519
                                                                           --------             --------              -------
      Cash and Cash Equivalents at End of Year                             $196,400             $ 31,453             $ 31,017
                                                                           ========             ========             ========

   See notes to consolidated financial statements.



   BANDAG, INCORPORATED AND SUBSIDIARIES
   Consolidated Statements of Changes in Stockholders' Equity



                                                                    Class Stock               Class A                  Class B
                                                                    Issued and         Common Stock Issued and       Common Stock
                                                                    Outstanding             Outstanding              Issued and
                                                                                                                     Outstanding
     (In thousands, except share data)
                                                                  Shares      Amount      Shares       Amount      Shares   Amount
    Balance at January 1, 1995                                 10,788,985   $  10,789  12,976,211   $  12,976     2,357,976 $2,358
      Net earnings for the year
      Other comprehensive income, net of tax:
        Unrealized loss on securities available-for-sale,
          net of deferred income taxes of $3,459
        Adjustment from foreign currency translation
        Other comprehensive income for the year
      Comprehensive income for the year
      Cash Dividends-$.8250 per share
      Conversion of Class B Common Stock to Common
        Stock-Note H                                                2,624           3                            (2,624)        (3)
      Common Stock and Class A Common Stock issued under
        Restricted Stock Grant Plan-Note H                          4,430           4       4,430           4
      Forfeitures of Common Stock and Class A Common
        Stock under Restricted Stock Grant Plan-Note H             (3,817)         (4)     (2,939)         (3)
      Purchases of Common Stock and Class A Common Stock         (680,058)       (680) (1,266,358)     (1,266)
                                                               --------------------------------------------------------------------
    Balance at December 31, 1995                               10,112,164      10,112  11,711,344      11,711  2,355,352    $2,335
      Net earnings for the year
      Other comprehensive income, net of tax:
        Unrealized gain on securities available-for-sale,
          net of deferred income taxes of $9,065
        Adjustment from foreign currency translation
      Other comprehensive income for the year
      Comprehensive income for the year
      Cash dividends-$.9250 per share
      Conversion of Class B Common Stock to Common
        Stock-Note H                                              303,368         303                            (303,368)    (303)
      Common Stock and Class A Common Stock issued under
        Restricted Stock Grant Plan-Note H                          7,610           8       7,610           8
      Forfeitures of Common Stock and Class A Common
        Stock under
        Restricted Stock Grant Plan-Note H                           (110)          0        (110)          0
      Common Stock and Class A Common Stock issued
        under Stock
        Award Program Plan-Note H                                   2,636           3       2,638           2
      Common Stock and Class A Common Stock issued under
        Defined-Contribution Plan-Note I                           10,450          10      10,738          11
      Purchases of Common Stock and Class A Common Stock         (593,257)       (593)   (704,461)       (704)
                                                               -------------------------------------------------------------------
    Balance at December 31, 1996                                9,842,861       9,843  11,027,759      11,028   2,051,984    2,052
      Net earnings for the year
      Other comprehensive income, net of tax:
        Unrealized gain on securities available
        for sale
      Adjustment from foreign currency translation
      Other comprehensive income for the year
      Comprehensive income for the year
      Cash dividends-$1.0250 per share
      Conversion of Class B Common Stock to Common
        Stock-Note H                                                3,199           3                              (3,199)      (3)
      Common Stock and Class A Common Stock issued under
        Restricted Stock Grant Plan-Note H                          6,840           6       6,840           7
      Forfeitures of Common Stock and Class A  Common
        Stock under Restricted Stock Grant Plan-Note H             (2,145)         (2)     (1,765)         (2)
      Common Stock and Class A Common Stock issued
        nder Stock Award Program Plan-Note H                        2,708           3       2,708           3
      Common Stock and Class A Common Stock issued under
        Defined-Contribution Plan-Note I
      Purchase of Common Stock and Class A Common Stock          (122,400)       (122)    (51,981)        (52)
      Stock options exercised                                      20,000          20      20,000          20
      Stock issued in acquisition of businesses - Note C                                   10,000          10
                                                               --------------------------------------------------------------------
    Balance at December 31, 1997                                9,751,063   $   9,751  11,013,561   $  11,014   2,048,785     2,049
                                                               ====================================================================



     (In thousands, except share data)                                                                 Accumulated
                                                                              Additional                  Other
                                                                               Paid-in     Retained   Comprehensive  Comprehensive
                                                                               Capital     Earnings      Income       Income
     Balance at January 1, 1995                                             $  3,192     $ 384,607    $  20,127
      Net earnings for the year                                                             97,027                  $  97,027
      Other comprehensive income, net of tax:
        Unrealized loss on securities available-for-sale, net of
        deferred income taxes of $3,459                                                                  (4,923)       (4,923)
        Adjustment from foreign currency translation                                                      2,290         2,290
        Other comprehensive income for the year                                                                        (2,633)
      Comprehensive income for the year                                                                              $ 94,394
      Cash Dividends-$.8250 per share                                                     (20,651)
      Conversion of Class B Common Stock to Common Stock-Note H
      Common Stock and Class A Common Stock issued under
        Restricted Stock Grant Plan-Note H                                      436
      Forfeitures of Common Stock and Class A Common Stock under
        Restricted Stock Grant Plan-Note H                                     (287)
      Purchases of Common Stock and Class A Common Stock                       (848)     (105,169)
                                                                            ------------------------------------
    Balance at December 31, 1995                                              2,493       355,814         17,494
      Net earnings for the year                                                            81,604                   $  81,604
      Other comprehensive income, net of tax:
        Unrealized gain on securities available-for-sale, net of
          deferred income taxes of $9,065                                                                 14,286       14,286
        Adjustment from foreign currency translation                                                      (3,568)      (3,568)
      Other comprehensive income for the year                                                                          10,718
      Comprehensive income for the year                                                                             $  92,322
      Cash dividends-$.9250 per share                                                     (21,785)
      Conversion of Class B Common Stock to Common Stock-Note H
      Common Stock and Class A Common Stock issued under
        Restricted Stock Grant Plan-Note H                                      698
      Forfeitures of Common Stock and Class A Common Stock under
        Restricted Stock Grant Plan-Note H                                      (10)
      Common Stock and Class A Common Stock issued under Stock
        Award Program Plan-Note H                                               262
      Common Stock and Class A Common Stock issued under
        Defined-Contribution Plan-Note I                                      1,050
      Purchases of Common Stock and Class A Common Stock                       (424)      (59,970)
                                                                            ------------------------------------
    Balance at December 31, 1996                                              4,069       355,663         28,212
      Net earnings for the year                                                           121,994                  $  121,994
      Other comprehensive income, net of tax:
        Unrealized gain on securities available for sale                                                 (33,854)     (33,854)
        Adjustment from foreign currency translation                                                      (5,697)      (5,697)
      Other comprehensive income for the year                                                                         (39,551)
      Comprehensive income for the year                                                                             $  82,443
      Cash dividends-$1.0250 per share                                                    (23,395)
      Conversion of Class B Common Stock to Common Stock-Note H
      Common Stock and Class A Common Stock issued under
        Restricted Stock Grant Plan-Note H                                      662
      Forfeitures of Common Stock and Class A  Common Stock under
        Restricted Stock Grant Plan-Note H                                     (193)
      Common Stock and Class A Common Stock issued under Stock
        Award Program Plan-Note H                                               245
      Common Stock and Class A Common Stock issued under
        Defined-Contribution Plan-Note I
      Purchase of Common Stock and Class A Common Stock                         (93)       (8,375)
      Stock options exercised                                                   885
      Stock issued in acquisition of businesses - Note C                        477
                                                                            -----------------------------------
    Balance at December 31, 1997                                          $   6,052     $ 445,887  $   (11,339)
                                                                            ===================================



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

   Inventories:
   Inventories are valued at the lower of cost or market. At December 31, 1997, cost was determined by the last in, first out (LIFO) method for approximately 52% of the inventories, and on the first in, first out method for the remainder. At December 31, 1996 and 1995 cost was determined by the LIFO method for all inventories.

   The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $22,635,000, $23,111,000 and 24,479,000 at December 31, 1997, 1996, and 1995, respectively.

   Property, Plant, and Equipment:
   Provisions for depreciation of plant and equipment is computed using straight-line and declining-balance methods, over the following estimated useful lives:

    Buildings                5 to 50 years
    Building Improvements    5 to 39 years
    Machinery and equipment  3 to 11 years

   Goodwill:
   Goodwill, which at December 31, 1997, principally represents the cost in excess of the fair value of the net assets acquired in the Tire Distribution Systems, Inc. business acquisitions (See Note C), is amortized using the straight-line method over 10 years. Goodwill amortization approximated $2,281,000, $998,000, and $1,037,000 in 1997,
   1996, and 1995, respectively.

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

   Long Lived Assets:
   In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value. During the year ended December 31, 1997, $13,000,000 was recorded as a nonrecurring charge for the impairment related to the Company's decision to exit its investment in a rubber recycling venture (See Note B).

   Research and Development:
   Expenditures for research and development, which are expensed as incurred, approximated $21,113,000, $15,909,000, and $10,525,000 in 1997, 1996, and
   1995, respectively.

   Revenue Recognition:
   Sales and associated costs are recognized at the time of delivery of products or performance of services.

   Earnings Per Share:
   In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share (See Note G). Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of stock options and unvested restricted stock grants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

   Comprehensive Income:
   As of January 1, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in the Consolidated Statements of Changes in Shareholders' Equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

   Segment Disclosures:
   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131, but anticipates that the adoption of this statement will not have a significant effect on the Company's reported segments.

   Reclassification:
   Certain prior year amounts have been reclassified to conform with the current year presentation.

   B. NONRECURRING CHARGES

   During the fourth quarter 1997, the Company recorded non-recurring charges totaling $16,500,000 or $9,900,000 net of tax benefits. The non-recurring charges include a provision of $13,000,000 to adjust asset carrying amounts and to cover exit costs from a rubber recycling venture and $3,500,000 for the 1998 closing of a domestic manufacturing facility, including attendant personnel reductions. The net sales and results of operations of the rubber recycling venture included in the Company's consolidated statements of earnings were not significant during any of the years presented.

   C. ACQUISITIONS

   During the fourth quarter 1997, Tire Distribution Systems, Inc. (TDS), the Company's newly formed subsidiary, acquired all of the outstanding shares of common stock of five tire dealerships (Acquisitions). These dealerships were Bandag franchises at the time of acquisition and are in the business of selling and servicing new and retread tires, primarily for commercial and industrial vehicles. The five dealerships: J.W. Brewer Tire Company, Inc. (Wheat Ridge, CO), Joe Esco Tire Co. (Oklahoma City,
   OK), Sound Tire, Inc. (Seattle, WA), Southern Tire Mart, Inc. (Columbia,
   MS), and Universal Tire, Inc. (Nashville, TN) were acquired for a total of $158.6 million in cash, short-term notes payable and 10,000 shares of Bandag Class A Common Stock.

   The Acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price for each acquisition was allocated to the respective assets and liabilities based on their estimated fair values as of the date of acquisition. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the businesses become known. The accounts and transactions of the acquired businesses have been included in the consolidated financial statements from November 1, 1997, the effective date of the acquisitions.

   The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the Acquisitions had occurred as of January 1, 1996. The pro forma information is presented for informational purposes only and includes certain adjustments, such as additional depreciation expense as a result of the write-up to fair value of fixed assets, amortization of goodwill, and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have been achieved had the Acquisitions been consummated as of January 1, 1996.

                                                      Year Ended December 31,
    in thousands, except per share data:                 1997        1996

    Net Sales                                         $1,113,300  $1,077,900
    Cost of Products sold                                684,500     671,300
    Net Earnings                                      $  123,700  $   78,600
    Earnings per share:
       Basic                                               $5.43       $3.33
       Diluted                                             $5.40       $3.31


   The following unaudited pro forma information presents the results of the acquired businesses as a stand alone entity as if the acquisitions had occurred as of January 1, 1996:

                                                   Year Ended December 31,
    in thousands                                      1997          1996

    Net Sales                                       $389,085     $365,969
    Cost of products sold                            287,788      274,048
    Goodwill amortization                              7,779        7,779
    Net Loss                                       $  (1,298)   $  (3,050)

   Certain supplemental non-cash information related to the Company's acquisitions of businesses in 1997 is as follows:

    in thousands
    Assets acquired                                  $248,724
    Less liabilities(1)                              (177,387)
    Less stock issued(2)                                 (487)
                                                      -------
    Cash paid                                          70,850
    Less cash acquired                                 23,191
                                                      -------
    Net cash paid for acquisitions                    $47,659
                                                      =======


    (1)  Includes notes payable to sellers of $87,224,000.
    (2) Represents fair market value of Class A common stock issued to sellers.

   D. INVESTMENTS

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

   Marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. During the fourth quarter 1997, the Company sold its investment in marketable equity securities. As a result, a realized gain of $95,087,000 was included in the Consolidated Statements of Earnings for the year ended December 31, 1997. Dividends on securities classified as available-for-sale are included in investment income.

   The following is a summary of securities held-to-maturity and available-for-sale:




                                                                             Gross Unrealized     Estimated Fair
    in thousands                                              Cost                 Gains              Value
    December 31, 1997
    Securities Held-to-Maturity

    Obligations of states and
      political subdivisions                                 $38,561          $        -            $38,561

    Investment in Eurodollar time
      deposits                                                 2,600                   -              2,600
                                                            --------          ----------          ---------
                                                             $41,161          $        -            $41,161
                                                            ========          ==========          =========

    December 31, 1996
    Securities Held-to-Maturity

    Obligations of states and
      political subdivisions                                 $10,694           $       5            $10,699
    Short-term corporate debt                                  3,350                   -              3,350
    Investment in Eurodollar time
      deposits                                                 3,000                   -              3,000
                                                             -------           ---------           --------
                                                             $17,044           $       5            $17,049
                                                             =======           =========           ========
    Securities Available-for-Sale
    Marketable equity securities                             $24,416             $54,619            $79,035
                                                             =======           =========           ========
    December 31, 1995
    Securities Held-to-Maturity

    Obligations of states and
      political subdivisions                                 $19,028           $       6            $19,034
    Short-term corporate debt                                  4,450                   -              4,450
    Investment in Eurodollar time
      deposits                                                 7,100                   -              7,100
                                                            --------           ---------           --------
                                                             $30,578           $       6            $30,584
                                                            ========           =========           ========
    Securities Available-for-Sale
    Marketable equity securities                             $24,416             $31,268            $55,684
                                                            ========           =========           ========


   At December 31, 1997, 1996 and 1995, securities held-to-maturity are due in one year or less and include $39,586,000, $14,955,000 and $20,805,000, respectively, reported as cash equivalents.

   E.  FINANCING ARRANGEMENTS

   The following summarizes information concerning the Company's short term notes payable:

                                                         December 31,
    in thousands                                   1997       1996     1995

    Total short-term notes payable at year end    $90,628       $43    $261
    Weighted average interest rate at year end        6.4%      6.0%   10.7%
    Weighted average interest rate for the year       6.0%      5.8%    7.9%

   At December 31, 1997, short-term notes payable includes $87,224,000 payable in January 1998 to the former shareholders of certain of the businesses acquired in 1997 (See Note C).

   The following is a summary of the Company's long-term debt and other obligations as of December 31:

    in thousands                   Interest
                                     Rates     1997       1996      1995

    Senior Unsecured Notes
         Payable, maturing
         2002                        6.41%   $ 60,000     $  -      $  -
    Senior Unsecured Notes
         Payable, maturing
         2007                        6.50%     40,000        -         -
                                             -----------------------------
    Total long-term debt                     $100,000        -         -
    Other obligations                          23,195   10,125    11,857
                                             -----------------------------
    Total long-term debt and
    other obligations                        $123,195  $10,125   $11,857
                                             =============================


   The aggregate amount of scheduled annual maturities of long-term debt and other obligations for each of the next five years is: $9,098,000 in 1998; $6,476,000 in 1999; $3,662,000 in 2000; $7,206,000 in 2001; $67,385,000 in
   2002; and $38,466,000 thereafter.

   Cash payments for interest on debt were $3,143,000, $1,764,000 and $2,231,000 in 1997, 1996, and 1995, respectively.

   The fair values of the Company's financing arrangements were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1997, the fair value of the Company's outstanding long-term obligations approximate its carrying amount.

   Total available funds under unused lines of credit at December 31, 1997 amounted to $111,000,000.

   F. INCOME TAXES

   Significant components of the Company's deferred tax assets (liabilities) reflecting the net tax effects of temporary differences are summarized as follows:



                                                                                      December 31
    in thousands                                                    1997                 1996                1995
    Obligation to provide postretirement benefits                $  2,403             $  2,243           $  2,039
    Marketing programs                                             14,303               14,012             11,148
    Accounts receivable valuation allowances                        2,848                2,696              2,834
    Unremitted earnings of foreign subsidiaries                    (5,625)              (3,488)            (1,999)

    Excess pension funding                                         (4,882)              (3,953)            (3,252)
    Purchased tax benefits                                           (445)              (1,025)            (1,531)
    Unrealized holding gain on marketable
       equity securities                                                -              (20,765)           (11,700)
    Cost to exit rubber recycling venture                           4,980                   -                  -
    Other, net                                                     18,066               11,282              4,623
                                                                  -------             --------           --------
    Net deferred tax assets                                     $  31,648            $   1,002           $  2,162
                                                                  =======             ========           ========


    The components of earnings before income taxes are summarized as follows:

                                                                                Year Ended December 31
    in thousands                                                   1997                 1996                1995
    Domestic                                                     $177,066             $102,099           $116,373
    Foreign                                                        25,850               28,681             38,743
                                                                 --------             --------           --------
                                                                 $202,916             $130,780           $155,116
                                                                 ========             ========           ========



    Significant components of the provision for income tax expense (credit) are summarized as follows:

                                                                               Year Ended December 31
    in thousands                                                    1997                 1996                1995
    Current:
      Federal                                                    $ 68,167              $39,570            $39,513
      State                                                        14,667                4,900              4,900
      Foreign                                                      17,343               11,353             14,010
    Deferred:
      Federal                                                      (9,432)              (4,354)            (1,555)
      State                                                             -                 (486)              (107)
      Foreign                                                      (9,243)              (1,301)             1,768
    Equivalent credit relating to purchased
       income tax benefits                                           (580)                (506)              (440)
                                                                 --------              -------           --------
                                                                  $82,919              $49,176            $58,089
                                                                 ========              =======           ========


   No item, other than state income taxes in 1997, 1996, and 1995 affects the Company's effective income tax rate by an amount which exceeds 5% of the income tax expense computed at the statutory rate.

   Undistributed earnings of subsidiaries on which deferred income taxes have not been provided are not significant.

   Income taxes paid amounted to $85,804,000, $52,992,000 and $58,238,000 in
   1997, 1996, and 1995, respectively.

   G.  EARNINGS PER SHARE

   Earnings per share amounts are based on the weighted average number of shares of Common Stock, Class A Common Stock, Class B Common Stock and dilutive potential common shares (non-vested restricted stock and stock options) outstanding during the year.

   The following table sets forth the computation of basic and diluted earnings per share:


    in thousands, except per share amounts        1997      1996      1995

    Numerator:
      Net Earnings                              $121,994  $ 81,604  $ 97,027

    Denominator:
      Denominator for basic earnings
        per share-weighted-average
        shares                                    22,786    23,613    25,273

    Effect of dilutive securities:
      Non-vested restricted stock                     36        28        30
      Stock options                                   86       105       117
                                                --------   -------   -------
    Dilutive potential common
      shares:                                        122       133       147

      Denominator for diluted
        earnings per share -
        weighted-average
        shares and dilutive
        potential common shares                   22,908    23,746    25,420
                                               =========   =======   =======

    Net Earnings Per Share:
      Basic                                        $5.35     $3.46     $3.84
                                               =========   =======   =======
      Diluted                                      $5.33     $3.44     $3.82
                                               =========   =======   =======

   H. STOCKHOLDERS' EQUITY

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

   Under the terms of the Bandag, Incorporated Restricted Stock Grant Plan, the Company is authorized to grant up to an aggregate of 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock to certain key employees. The shares granted under the Plan will entitle the grantee to all dividends and voting rights; however, such shares will not vest until seven years after the date of grant. If a grantee's employment is terminated prior to the end of the seven-year period for any reason other than death, disability or termination of employment after age 60, the shares will be forfeited and made available for future grants. A grantee who has attained age 60 and whose employment is then terminated prior to the end of the seven-year vesting period does not forfeit the non-vested shares. During the years ended December 31, 1997, 1996, and 1995, 6,840 shares, 7,610 shares and 4,430 shares of Common Stock, respectively, were granted under the Plan. During the years ended December 31, 1997, 1996 and 1995, 6,840 shares, 7,610 shares and 4,430 shares of Class A Common Stock, respectively, were also granted under the Plan. The resulting charge to earnings amounted to $1,177,000, $1,245,000, and $770,000, in 1997, 1996,
   and 1995, respectively. During the year ended December 31, 1997, 2,145 shares of Common Stock and 1,765 shares of Class A Common Stock were forfeited. During the year ended December 31, 1996, 110 shares of Common Stock and 110 shares of Class A Common Stock were forfeited. The credit to 1997 and 1996 earnings related to the forfeited shares was approximately $197,000 and $12,000, respectively. At December 31, 1997, 37,460 shares of Common Stock and 46,850 shares of Class A Common Stock are available for grant under the Plan.

   Under the terms of the Bandag, Incorporated Nonqualified Stock Option Plan, the Company was authorized through November 13, 1997 to grant options to purchase up to 500,000 shares of Common Stock and 500,000 shares of Class A Common Stock to certain key employees at an option price equal to the market value of the shares on the date of grant. No options were granted under the Plan in 1997, 1996 or 1995. During 1997, options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock were exercised. At December 31, 1997, options to purchase 80,000 shares of Common Stock and 80,000 shares of Class A Common Stock are outstanding and exercisable at $23.458 per share for Common Stock options and $22.792 per share for Class A Common Stock options. Options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock expire on November 13, 1998, and each of the three anniversaries thereafter.

   The Company has a stock award program covering substantially all U.S. and Canadian employees, except for employees of its subsidiary, TDS, which was established to promote employee commitment and ownership in the Company. In 1997, 1996 and 1995, $283,000, $250,000 and $284,000, respectively, were charged to earnings for the estimated cost of awards to be made under the stock award program.

   I. EMPLOYEE PENSION PLANS

   The Company sponsors defined-benefit pension plans covering full-time employees directly employed by Bandag, Incorporated, Bandag Licensing Corporation, Bandag Canada, Ltd., and certain employees in the Company's European operations. For the year ended December 31, 1997, certain employees of TDS are also covered by defined-benefit plans. Benefits are based on years of service and, for salaried employees, the employee's average annual compensation for the last five years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes. Contributions are intended to provide for benefits attributed to service to date and those expected to be earned in the future.

   Aggregate accumulated benefit obligations, projected benefit obligations, as estimated by consulting actuaries, plan net assets and funded status are as follows:

                                                      December 31
    in thousands                                1997        1996       1995

    Actuarial present value of
    accumulated benefit obligations:
      Vested                                $ 45,823    $  40,944   $ 33,787
      Non-vested                               2,401        3,145      5,810
                                            --------    ---------   --------
                                            $ 48,224    $  44,089   $ 39,597
                                            ========    =========   ========
    Plan net assets at fair value           $116,304    $  90,775   $ 79,291
    Projected benefit obligations             62,305       58,357     54,496
                                            --------    ---------   --------
    Plan net assets in excess of
      projected benefit obligations           53,999       32,418     24,795
    Unrecognized prior service cost            1,054        1,187      1,278
    Unamortized actuarial net gain           (38,737)    (19,557)   (12,988)
    Unamortized net transition gain           (4,968)     (5,591)    (6,332)
                                            --------   ---------    -------
    Prepaid pension cost included
      in the consolidated balance sheet     $ 11,348   $   8,457   $  6,753
                                            ========   =========   ========

    Assumptions used in the determination of the actuarial present value of the projected benefit obligations and net pension cost are as follows:

                                                          December 31
                                                 1997        1996      1995

    Weighted average discount rate              7.00%       7.00%      7.00%
    Rate of increase in future
      compensation                              4.50%       4.50%      4.75%
    Expected long-term rate of
      return on assets                          8.00%       8.00%      8.00%

    Assets of the plans are principally invested in U.S. domestic common stocks, and short term notes and bonds (fixed income securities) with maturities under five years.

    Pension expense (credit) is composed of the following:


                                               Year Ended December 31
    in thousands                            1997        1996       1995

    Service cost for benefits earned
      during the year                   $  2,420     $  2,193  $   1,929
    Interest cost on projected
      benefit obligations                  3,382        3,153      2,899
    Investment return on plan assets     (25,807)     (12,025)   (14,510)
    Net amortization and deferral          17,610       5,045      8,964
                                         --------     -------    -------
    Net periodic pension expense
      (credit)                            $(2,395)    $(1,634) $    (718)
                                         ========     =======    =======

   The Company also sponsors defined-contribution plans, covering substantially all employees in the United States. Annual contributions are made in such amounts as determined by the Company's Board of Directors. Although employees may contribute up to 15% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company currently provides plans with a variety of contribution levels (including employee contribution match provisions). The Company recorded expense for contributions in the amount of $3,439,000, $2,796,000, and $3,578,000 in 1997, 1996, and 1995,
   respectively.

   Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company's contributions to foreign plans were not significant in 1997, 1996, and 1995.

   J. OTHER POSTRETIREMENT EMPLOYEE BENEFITS

   The Company provides medical benefits under its self-insured health benefit plan to certain individuals who retired from employment before January 1, 1993. Employees who retire after December 31, 1992 and are at least age 62 with 15 years of service after direct employment with Bandag, Incorporated, Bandag Licensing Corporation, or Kendon Corporation are eligible for temporary medical benefits that cease at age 65. The program is contributory, with retiree contributions adjusted periodically. The program also contains co-insurance provisions, which result in shared costs between the Company and the retiree. The Company's postretirement medical obligations are unfunded.

   The following table sets forth amounts recognized in the Company's consolidated financial statements:

                                                         December 31
    in thousands                                   1997     1996    1995

    Accumulated postretirement
      benefit obligation:
      Retirees                                    $2,173   $2,146  $2,109
      Fully eligible active plan participants         80      104     111
      Other active plan participants               3,646    3,177   2,754
                                                 -------   ------  ------
    Accumulated postretirement
      benefit obligation                           5,899    5,427   4,974
    Unrecognized net gain and prior
      service cost                                   375      429     351
                                                 -------   ------  ------
    Accrued postretirement benefit cost           $6,274   $5,856  $5,325
                                                 =======   ======  ======

    Net periodic postretirement benefit cost
      includes the following components:
    Service cost                                    $247     $231    $200
    Interest cost on accumulated
      postretirement benefit obligation              375      344     321
    Net amortization and deferral                      3        3      33
                                                 -------   ------  ------
    Net periodic postretirement
      benefit cost                                 $ 625     $578    $554
                                                 =======   ======  ======

   The weighted-average annual assumed rate of increase in the per capita cost of covered benefits is 9% for 1998 and is assumed to decrease gradually to 6% for 2001 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $837,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $103,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for 1997, 1996 and 1995.

   Substantially all United States employees with the Company on and after January 1, 1993, excluding the employees of TDS, are covered by the Bandag Security Program, which provides fully vested benefits after 5 years of service. Benefits under this program are available upon retirement or separation for any other reason and may be used in connection with medical expense, insurance premiums, or for any other purpose. The periodic cost and benefit obligation information for the Bandag Security Program is reflected in Note I.

   K.  DERIVATIVE FINANCIAL INSTRUMENTS

   The Company enters into agreements (derivative financial instruments) to manage the risks associated with certain aspects of its business, but does not actively trade such instruments nor enter into such agreements for speculative purposes. The Company principally utilizes foreign currency forward exchange contracts and foreign currency option contracts.

   Option contracts that are designated as hedges are marked to market with realized and unrealized gains and losses deferred and recognized in earnings as an adjustment to sales when the future sales occur (the deferral accounting method). Realized and unrealized gains and losses on options that are not designated as hedges, that fail to be effective hedges, or that relate to sales that are no longer probable of occurring would be included in income as foreign exchange gains or losses. The assets representing the fair value of open positions and deferred amounts are included in other assets and liabilities, respectively.

   The Company periodically uses forward foreign exchange contracts to reduce its exposure to foreign currency risk from receivables denominated in foreign currencies and certain firm purchase commitments.

   For contracts that are designated and effective as hedges, discounts or premiums are accreted or amortized to other operating expenses over the contract lives using the straight-line method while the realized and unrealized gains and losses resulting from changes in the spot exchange rate, net of related taxes, are included in the cumulative transaction adjustment account in shareholders' equity. The related amounts due to or from counterparties are included in other assets or other liabilities. Contract amounts, after considering tax effects, in excess of the carrying value of the Company's obligations are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses.

   Realized and unrealized gains or losses at the time of maturity, termination, sale or repayment of a derivative contract or designated item are recorded in a manner consistent with the original designation of the derivative in view of the nature of the termination, sale, or repayment transaction. Amounts arising at the settlement of currency forward or option contracts require no special accounting because such amounts are periodically recorded. Realized and unrealized changes in fair value of derivatives designated with items that no longer exist or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item.

   At December 31, 1997, 1996 and 1995, the Company had approximately $12,301,000, $23,862,000 and $18,156,000, respectively, in foreign currency forward exchange contracts and foreign currency option contracts designated and effective as hedges which become due in various amounts and at various dates throughout the following year. The difference between the contract amounts and their fair value, in the aggregate, was insignificant at December 31, 1997, 1996 and 1995.

   L. BUSINESS INFORMATION BY GEOGRAPHIC AREA

   The information regarding operations in different segments and geographic areas is presented on page 10 of this report, and is incorporated herein by reference.

   M. SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

   Unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 are summarized as follows:


                                                                   Quarter Ended
    in thousands, except per share data           Mar. 31      Jun. 30       Sep. 30       Dec. 31

    1997:
    Net sales                                   $169,518      $195,748      $201,242     $256,015
    Gross profit                                  68,969        80,446        85,230      105,491
    Net earnings                                  13,740        17,560        23,794      $66,900
    Net earnings per share:
       Basic                                       $0.60         $0.77         $1.04        $2.94
       Diluted                                     $0.60         $0.77         $1.04        $2.92
    1996:

    Net sales                                   $170,303      $188,875      $194,086     $203,661
    Gross profit                                  66,295        77,403        85,762       85,316
    Net earnings                                  15,866        20,094        23,945       21,699
    Net earnings per share:
       Basic                                       $0.65         $0.83         $1.03        $0.95
       Diluted                                     $0.65         $0.83         $1.02        $0.94



   Earnings per share amounts for 1996 and the first three quarters of 1997 have been restated to comply with SFAS No. 128, as described in Note A. Fourth quarter 1997 net earnings reflect a non-recurring after tax gain of $55,800,000 ($2.44 per diluted share) as a result of the sale of marketable equity securities which is further described in Note D. As further described in Note B, net earnings for the fourth quarter 1997 also reflect non-recurring charges totaling $9,900,000 ($.43 per diluted share), relating to costs to exit a rubber recycling venture and closing a domestic manufacturing facility.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.
                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by Item 10 (with respect to the directors of the registrant) is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1997. In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by Item 10 has been included in Part I hereof.

   ITEM 11.  EXECUTIVE COMPENSATION

        The information called for by Item 11 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1997.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by Item 12 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1997.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by Item 13 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1997.


                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1)    Financial Statements

        The following consolidated financial statements are included in Part II, Item 8:

                                                                         Page

        Consolidated Balance Sheets as of December 31, 1997, 1996 and
        1995                                                              25
        Consolidated Statements of Earnings for the Years Ended December
             31, 1997, 1996 and 1995                                      26
        Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1997, 1996 and 1995                             26
        Consolidated Statements of Changes in Stockholders' Equity for
             the Years Ended December 31, 1997, 1996 and 1995             27
        Notes to Consolidated Financial Statements                        28

   (2)  Financial Statement Schedule

        Schedule II - Valuation and qualifying accounts and reserves.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3)  Exhibits

        Exhibit No.              Description

          3.1          Bylaws:  As amended February 5, 1997 (Incorporated by
                       reference to Exhibit No. 3.1 to the Company's Form 10-
                       K for the year ended December 31, 1996.)
          3.2          Restated Articles of Incorporation, effective December
                       30, 1986.  (Incorporated by reference to Exhibit No.
                       3.2 to the Company's Form 10-K for the year ended
                       December 31, 1992.)
          3.3          Articles of Amendment to Bandag, Incorporated's
                       Articles of Incorporation, effective May 6, 1992.
                       (Incorporated by reference to Exhibit No. 3.3 to the
                       Company's Form 10-K for the year ended December 31,
                       1992.)
          4.1          Instruments defining the rights of security holders.
                       (Incorporated by reference to Exhibit Nos. 3.2 and 3.3
                       to the Company's Form 10-K for the year ended December
                       31, 1992.)
          4.2          Note Purchase Agreement dated December 15, 1997 for
                       $60,000,000 of 6.41% Senior Notes due December 15,
                       2002.
          4.3          Note Purchase Agreement dated December 15, 1997 for
                       $40,000,000 of 6.50% Senior Notes due December 15,
                       2007.
        10.1*          Bandag, Incorporated Restricted Stock Grant Plan, as
                       amended November 12, 1996 (Incorporated by reference
                       to Exhibit No. 10.1 to the Company's Form 10-K for the
                       year ended December 31, 1996.)
        10.2           U.S. Bandag System Franchise Agreement Truck and Bus
                       Tires. (Incorporated by reference to Exhibit No. 10.2
                       to the Company's Form 10-K for the year ended
                       December 31, 1993.)
        10.2(a)        U.S. Bandag System Franchise Agreement Truck and Bus
                       Tires, as is revised April 1996.  (Incorporated by
                       reference to Exhibit No. 10.2(a) to the Company's Form
                       10-K for the year ended December 31, 1996.)
        10.3*          Miscellaneous Fringe Benefits for Executives.
                       (Incorporated by reference to Exhibit No. 10.3 to the
                       Company's Form 10-K for the year ended December 31,
                       1996.)
        10.4*          Nonqualified Stock Option Plan, as amended
                       November 12, 1996 (Incorporated by reference to
                       Exhibit No. 10.4 to the Company's Form 10-K for the
                       year ended December 31, 1996.)
        10.5*          Nonqualified Stock Option Agreement of Martin G.
                       Carver dated November 13, 1987, as amended by an
                       Addendum dated June 12, 1992. (Incorporated by
                       reference to Exhibit No. 10.7 to the Company's Form
                       10-K for the year ended December 31, 1992.)
        10.6*          Form of Participation Agreement under the Bandag,
                       Incorporated Restricted Stock Grant Plan.
                       (Incorporated by reference as Exhibit 10.7 to the
                       Company's Form 10-K for the year ended December 31,
                       1994.)
        10.7*          Agreement with William A. Sweatman regarding
                       termination of employment dated May 21, 1997.
        10.8*          Agreement with William D. Herd regarding termination
                       of employment, dated September 12, 1995 (Incorporated
                       by reference to Exhibit 10.8 to the Company's Form 10-
                       K for the year ended December 31, 1995.)
        21             Subsidiaries of Registrant.
        27             Financial Data Schedule (with EDGAR filing only)
        27.1           Revised 1996 Financial Data Schedule (with EDGAR
                       filing only)
        27.2           Revised 1995 Financial Data Schedule (with EDGAR
                       filing only)

   *Represents a management compensatory plan or arrangement.

   (b) Reports on Form 8-K dated were filed by the Company under date of November 26, 1997 and November 12, 1997.


         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      BANDAG, INCORPORATED AND SUBSIDIARIES



                                                                         COL. C
                 COL. A                     COL. B                    ADDITIONS                 COL. D             COL. E
                                                                  1               2
                                          Balance at        Charged to     Charged to Other                     Balance at End
                                         Beginning of          Costs and       Accounts -     Deductions -           of
               DESCRIPTION                  Period            Expenses         Describe        Describe            Period
    Year ended December 31, 1997:
     Allowance for doubtful accounts    $13,320,000        $3,491,000                         $4,104,000    (1)  $12,707,000
    Year ended December 31, 1996:

      Allowance for doubtful accounts   $12,327,000        $3,289,000                         $2,296,000    (1)  $13,320,000
    Year ended December 31, 1995:

       Allowance for doubtful accounts  $11,883,000        $1,964,000                         $1,520,000    (1)  $12,327,000

   (1) - Uncollectible accounts written off, net of recoveries and foreign exchange fluctuations.


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

   Date:   March 27, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /s/ Robert T. Blanchard            /s/ Lucille A. Carver
       Robert T. Blanchard                Lucille A. Carver
       Director                           Director

   /s/ Roy J. Carver, Jr.             /s/ Gary E. Dewel
       Roy J. Carver, Jr.                 Gary E. Dewel
       Director                           Director

   /s/ James R. Everline              /s/ Phillip J. Hanrahan
       James R. Everline                  Phillip J. Hanrahan
       Director                           Director

                                      /s/ R. Stephen Newman
   /s/ Edgar D. Jannotta                  R. Stephen Newman
       Edgar D. Jannotta                  Director
       Director
                                      /s/ Warren W. Heidbreder
   /s/ Martin G. Carver                   Warren W. Heidbreder
       Martin G. Carver                   Vice President,
       Chairman of the Board,             Chief Financial Officer
       Chief Executive Officer,           (Chief Accounting Officer)
       President and Director
       (Principal Executive Officer)  /s/ Charles W. Vesey
                                          Charles W. Vesey
                                          Corporate Controller
                                          (Principal Accounting Officer)

   Date:  March 27, 1998

                                  EXHIBIT INDEX

     Exhibit No.  Description

         3.1 Bylaws: As amended February 5, 1997 (Incorporated by reference to Exhibit No. 3.1 to the Company's Form 10-K for the year ended December 31, 1996.)

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

         4.1 Instruments defining the rights of Security Holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

         4.2 Note Purchase Agreement dated December 15, 1997 for $60,000,000 of 6.41% Senior Notes due December 15, 2002.

         4.3 Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007.

        10.1 *Bandag, Incorporated Restricted Stock Grant Plan, as amended November 12, 1996. (Incorporated by reference to Exhibit No. 10.1 to the Company's Form 10-K for the year ended December 31, 1996.)

        10.2 U. S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)

       10.2(a) U. S. Bandag System Franchise Agreement Truck and Bus Tires as is revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company's Form 10-K for the year ended December 31, 1996.)

        10.3      *Miscellaneous Fringe Benefits for Executives.
                  (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 1996.)

        10.4 *Nonqualified Stock Option Plan, as amended November 12, 1996. (Incorporated by reference to Exhibit No. 10.4 to the Company's Form 10-K for the year ended December 31, 1996.)

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

        10.7 *Agreement with William A. Sweatman regarding termination of employment dated May 21, 1997.

        10.8 *Agreement with William D. Herd regarding termination of employment dated September 12, 1995 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1995.)

         21       Subsidiaries of Registrant.

         27       Financial Data Schedule (with EDGAR filing only)

         27.1 Revised 1996 Financial Data Schedule (with EDGAR filing only)

         27.2 Revised 1995 Financial Data Schedule (with EDGAR filing only)


   * Represents a management compensatory plan or arrangement.