Form 10-Q
period 1998-03-31
BANDAG INC
filed 1998-05-15
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1998

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

   Common Stock, $1 par value; 9,754,430 shares as of April 30, 1998.
   Class A Common Stock, $1 par value; 11,016,199 shares as of April 30, 1998. Class B Common Stock, $1 par value; 2,048,056 shares as of April 30, 1998.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

   Part I : FINANCIAL INFORMATION                                Page No.

     Item 1 - Financial Statements (Unaudited)
              Condensed Consolidated Statements of Earnings          3
              Condensed Consolidated Balance Sheets                  4
              Condensed Consolidated Statements of Cash Flows        5
              Notes to Condensed Consolidated Financial Statements   6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    8


   PART II : OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                      12

     Signatures                                                     13


   EXHIBITS :

     Exhibit 27 - Financial Data Schedule   (EDGAR filing only)     15

     Exhibit 27.1   Revised March 1997 Financial Data Schedule
                     (with EDGAR filing only)                       16

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item 1 - Financial Statements:

   Unaudited Condensed Consolidated Statements of Earnings

                                        (In thousands except per share data)
                                               Three   Months   Ended
                                                3/31/98       3/31/97

   Net sales                                   $235,931      $169,518
   Interest income                                2,442         1,593
   Other income                                   1,399         1,414
                                               --------      --------
                                                239,772       172,525

   Cost of products sold                        140,249       100,549
   Engineering, selling, and
      administrative expenses                    71,148        44,794
   Other expenses                                10,380         4,485
   Interest expense                               2,381           407
                                               --------      --------
                                                224,158       150,235
                                               --------      --------
   Earnings before income taxes                  15,614        22,290
   Income taxes                                   6,464         8,550
                                               --------      --------
   Net earnings                                $  9,150      $ 13,740
                                               ========      ========
   Net earnings per share - Basic              $   0.40      $   0.60
   Net earnings per share   Diluted            $   0.40      $   0.60
   Comprehensive net earnings                  $ 10,645      $ 14,984
   Cash dividends per share                    $  0.275      $  0.250
   Depreciation included in expense            $ 10,900      $  8,194
   Goodwill amortization included in expense $ 2,240 $ 249 Weighted average shares outstanding:
         Basic                                   22,784        22,868
         Diluted                                 22,908        23,004



   See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Condensed Consolidated Balance Sheets

                                                      (In thousands)
                                                    March 31,  December 31,
                                                       1998          1997
   ASSETS:
   Cash and cash equivalents                         $ 95,055     $196,400
   Investments                                         16,267        1,575
   Accounts receivable - net                          203,647      231,648
   Inventories:
     Finished products                                102,810       90,228
     Materials & work-in-process                       18,814       17,295
                                                     --------     --------
                                                      121,624      107,523
   Other current assets                                58,169       61,848
                                                     --------     --------
     Total current assets                             494,762      598,994
   Property, plant, and equipment                     471,028      459,446
     Less accumulated depreciation
       & amortization                                (268,629)    (261,846)
                                                     --------     --------
                                                      202,399      197,600
   Goodwill, less accumulated amortization             75,223       75,627
   Other assets                                        23,148       27,683
                                                     --------     --------
     Total assets                                    $795,532     $899,904
                                                     ========     ========

   LIABILITIES & STOCKHOLDERS' EQUITY:
   Accounts payable                                  $ 48,418     $ 52,100
   Income taxes payable                                24,193       20,039
   Accrued employee compensation and benefits          23,552       28,874
   Accrued marketing expenses                          30,134       32,608
   Other accrued expenses                              71,671       73,195
   Short-term notes payable and other liabilities       6,219       99,726
                                                     --------     --------
     Total current liabilities                        204,187      306,542

   Deferred income tax and other liabilities          123,260      129,948
   Stockholders' equity:
     Common Stock; $1 par value;
      authorized - 21,500,000 shares;
      Issued and outstanding   9,754,576 shares
        in 1998; 9,751,063 in 1997                      9,755        9,751
     Class A Common Stock; $1 par value;
      authorized - 50,000,000 shares;
      Issued and outstanding - 11,016,395 shares
        in 1998; 11,013,561 in 1997                    11,016       11,014
     Class B Common Stock; $1 par value;
      authorized - 8,500,000 shares;
      Issued and outstanding - 2,048,106 shares
        in 1998; 2,048,785 in 1997                      2,048        2,049
     Additional paid-in capital                         6,348        6,052
     Retained earnings                                448,762      445,887
     Equity adjustment from foreign currency
      translation                                      (9,844)     (11,339)
                                                     --------     --------
       Total stockholders equity                      468,085      463,414
                                                     --------     --------
       Total liabilities & stockholders' equity      $795,532     $899,904
                                                     ========     ========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Condensed Consolidated Statements of Cash Flows

                                                        (In thousands)
                                                     Three   Months   Ended
                                                        3/31/98      3/31/97
   Operating Activities
     Net earnings                                      $  9,150     $ 13,740
     Depreciation and amortization                       13,140        8,443
     Increase in operating assets and liabilities-net    13,790       10,281
                                                       --------     --------
      Net cash provided by operating activities          36,080       32,464
   Investing Activities
     Additions to property, plant and equipment         (15,699)      (8,018)
     Purchases of investments                           (15,195)        (604)

     Maturities of investments                              503          514
                                                       --------     --------
   Net cash used in investing activities                (30,391)      (8,108)
   Financing Activities
     Proceeds from short-term notes payable                  -         1,118
     Principal payments on short-term notes
       payable and other liabilities                   (100,320)        (162)
     Cash dividends                                      (6,275)      (5,732)
     Purchases of Common Stock                               -        (5,114)
                                                       --------     --------
   Net cash used in financing activities               (106,595)      (9,890)
   Effect of exchange rate changes on cash and
       cash equivalents                                    (439)        (637)
                                                       --------     --------
     Increase (decrease) in cash and cash
        equivalents                                    (101,345)      13,829
   Cash and cash equivalents at beginning of period     196,400       31,453
                                                       --------     --------
       Cash and cash equivalents at end of period      $ 95,055     $ 45,282
                                                       ========     ========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Notes to Condensed Consolidated Financial Statements

   The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   Comprehensive Net Earnings
   Comprehensive net earnings for the three-month period ended March 31, 1998 and 1997, were as follows:

                                                    (In thousands)
                                               3/31/98        3/31/97

   Net earnings                                $ 9,150        $13,740
   Other comprehensive income items:
         Foreign currency translation            1,495         (4,800)
         Unrealized appreciation on
           marketable securities                   -            6,044
                                               -------        -------
   Comprehensive net earnings                  $10,645        $14,984
                                               =======        =======


   Tire Distributions Systems, Inc. Acquisitions
   The first quarter 1998 consolidated results include Tire Distribution Systems, Inc. (TDS), the Company's newly formed subsidiary, which acquired five tire dealerships effective November 1, 1997. TDS results include net sales of $79,700,000 and a pretax loss of $1,200,000, including $2,000,000 of goodwill amortization. Intercompany sales from Bandag to TDS, which have been eliminated in consolidation, totaled $12,400,000 during the quarter.

   Earnings Per Share
   Per share and weighted average share outstanding amounts for the three months ended March 31, 1997 have been restated to conform with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share", issued in February 1997.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                     For The Three
                                                      Months Ended
                                                        March 31 ,
                                                    1998       1997
                                                  (In thousands except
                                                     per share data)

   Numerator:
        Net Earnings                               $9,150       $13,740

   Denominator:
       Denominator for basic earnings
         per share-weighted-average shares         22,784        22,868

       Effect of dilutive securities:
          Non-vested restricted stock                  32            33
          Stock options                                92           103
                                                ---------      --------
       Dilutive potential common shares               124           136
                                                ---------      --------
       Denominator for diluted earnings per
         share-weighted-average shares and
         dilutive potential common shares          22,908        23,004
                                                =========      ========

   Net Earnings Per Share:
       Basic                                       $ 0.40       $  0.60
                                                =========      ========
       Diluted                                     $ 0.40       $  0.60
                                                =========      ========

                      BANDAG, INCORPORATED AND SUBSIDARIES

   Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   General
   Consolidated net sales for the first quarter ended March 31, 1998 were 39% higher than the same period last year. The majority of this increase was a result of the Company's fourth quarter 1997 acquisition of the five Bandag dealerships, now comprising the Company's TDS subsidiary. The acquired dealerships added $79,700,000 in sales for the quarter before elimination of $12,400,000 of intercompany sales from Bandag, Inc. to TDS in consolidation. Excluding TDS sales, sales for Bandag's traditional business would have increased 1% on a unit volume increase of 6%. The increase in net sales was less than the volume increase due to the unfavorable impact of the strong U.S. dollar on the translated value of foreign currency denominated sales, primarily in Europe, and slightly lower equipment sales.

   Consolidated gross margin for the first quarter ended March 31, 1998 was basically even with the same period last year despite the impact of the TDS subsidiaries' lower margins. Excluding TDS, Bandag's traditional business gross margin was approximately three percentage points higher than last year due to a two percent decrease in raw material costs and better manufacturing absorption from higher production levels.

   Consolidated operating expenses (engineering, selling, and administrative) for the first quarter ended March 31, 1998 were substantially higher than the same period last year because of the addition of TDS. Excluding the effect of TDS, operating expenses would have been 11% higher for the quarter. The increased expenses reflect the Company's continuing efforts to build people and process capabilities in the Company's domestic operations to meet the Company's goals to bring value-added tire management services to large fleet customers. Consolidated other expenses were substantially higher than last year due to the impact of unfavorable changes to foreign exchage rates, primarily on results for the Company's Asian operations, and the goodwill amortization related to the TDS acquisitions.

   Consolidated net earnings and diluted net earnings per share both decreased 33% from the same period last year due to the increase in operating expenses, combined with a three-percentage-point increase in the Company's effective income tax rate.

   At this point, the Company believes that it will be difficult to achieve 1997's $3.32 diluted earnings per share before non-recurring items. Sales revenue has not kept pace with the growth in operating expenses as the Company continues to increase expenditures to improve sales capabilities, invest in training of employees and dealers, develop information systems and build capability with its dealers to provide tire management services for fleet customers. The Company's business is volume sensitive. In addition, as experienced in the first quarter where approximately 39% of the Company's traditional business sales were denominated in foreign currencies, the Company is exposed to changes in the value of such foreign currency sales relative to the U.S. dollar.

   On April 1, 1998 the Company issued a news release announcing that it had signed an agreement with Tire Center, Inc. (TCI) to end their franchise relationship through an orderly transition process to be completed by mid-1999. TCI, with 16 franschise locations, represented approximately 3.26% of the Company's consolidated net sales in 1997. The Company expects minimal disruption to fleet customers because it believes alternative Bandag dealer capability already exists in most markets covered by the agreement.

   Forward-Looking Information   Safe Harbor Statement.
   In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements in the preceding two paragraphs regarding events and trends which may affect the Company's future operating results and financial position. Such statements are identified by the use of such words as "believes" and "expects". Future operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such uncertainties and risks include, but are not limited to, changes in economic conditions in the market areas served by the Company's operations, increased competitive activity, fluctuations in the price paid for raw materials, monetary policy changes in the various countries where the Company has significant operations, continued spending in sales, training, development of information systems and expenses related to developing capabilities to provide tire management services for fleet customers, and the risk that dealer capabilities in the markets affected by the TCI agreement may not prove sufficient for adequate fleet converage.

   Domestic Traditional Business Operations.
   Net sales for the Company's domestic traditional business operations for the quarter ended March 31, 1998, which includes export shipments to various Latin and South American countries and some Asian areas, were approximately 1% higher than the same period last year on a unit volume increase of 3%. The sales increase was lower than the unit volume increase due to decreased equipment sales.

   First quarter gross margin for the Company's domestic traditional business operations increased approximately three percentage points over the same period last year due to a 2.5% decrease in raw material cost and favorable manufacturing absorption from higher production levels.

   Operating expenses for the first quarter increased 21% over the same period last year. The majority of the increased operating expenses was related to spending in support of marketing programs and continuing efforts to build capabilities. Other expenses were 41% lower than the same period last year due to foreign exchange hedging gains related to, and partially offseting, unfavorable exchange adjustments recorded by the Company's Asian operations.

   Earnings before income taxes for the first quarter increased approximately 3% over the same period last year primarily due to the increased gross margin with some offset from increased operating expenses.

   Tire Distribution Systems.
   First quarter 1998 results include net sales of $79,700,000 for the Company's TDS operations. Since TDS commenced operations during the fourth quarter of 1997, there is no prior year comparison. However, sales were only slightly below what the acquired dealerships recorded during the prior year period under separate ownership despite disruptions caused by changing major new tire suppliers. The tire business is seasonal, and the first quarter is historically the slowest quarter of the year, with approximately 20% of the year's sales volume. As a result, TDS recorded a $1,200,000 pretax loss for the quarter, after deducting $2,000,000 of goodwill amortization.

   European Operations.
   Sales for the quarter ended March 31, 1998 for the Company's European operations were 10% lower in U.S. dollars than the same period last year on an 8% increase in unit volume. Sales in U.S. dollars were adversely affected by unfavorable changes in exchange rates resulting from the stronger U.S. dollar during the period. The higher volume was due to unit volume increases primarily in Turkey, Germany and Belgium. In local currency, sales were 1% higher than last year but lower than the unit volume increase, due to a 46% drop in equipment sales.

   Gross margin for the Company's European operations for the first quarter was basically even with last year.

   Operating expenses for the first quarter decreased 25% over the same period last year primarily due to lower spending for promotional programs and product development and staffing, combined with the impact of favorable changes in exchange rates on the translation of local currencies into U.S. dollars. In local currency, operating expenses were 16% lower than last year. Other income decreased substantially because the prior year had high foreign exchange gains against the Belgian franc. Other expenses were nil for both periods.

   Earnings before income taxes for the first quarter were 41% higher than the same period last year primarily due to the lower operating expenses.

   Other Foreign Operations.
   Sales for the Company's other combined foreign operations for the quarter ended March 31, 1998 were approximately 2% higher than the same period last year on a 16.5% increase in unit volume. The sales increase was primarily due to unit volume increases in both Brazil and Mexico, 15% and 32%, respectively. The sales impact of the unit volume increase was offset by lower effective sales prices due to changes in product and country sales mix.

   First quarter gross margin for the Company's other foreign operations, on a combined basis, was approximately three percentage points lower than the same period last year.

   First quarter combined operating expenses for the Company's other foreign operations decreased approximately 6% from the same period last year due to lower spending in Brazil and New Zealand and the impact of translating foreign currency results for the Asian operations at weaker foreign currency exchange rates than a year ago. Other expenses were significantly higher than last year, but a percentage comparison is not meaningful because last year was nil. The majority of the increase was due to unfavorable foreign exchange adjustments, primarily in the Company's Asian operations. This unfavorable foreign exchange adjustment was partially offset on a consolidated basis through gains on related hedges entered into by the Company's domestic operations.

   Earnings before income taxes for the other combined foreign operations were essentially at break-even for the quarter. This was primarily due to the economic conditions in Asia, which produced the unfavorable foreign exchange adjustment included in expenses.

   Financial Condition:

   Operating Activities.
   Net cash provided by operating activities for the quarter ended March 31, 1998 was $3,616,000 higher than the same period last year primarily due to lower accounts receivable, which was partially offset by increases in inventory.

   Investing Activities.
   The Company spent $15,699,000 on capital expenditures in the first quarter compared to $8,018,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flow.

   The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes.
   The Company's purchases of investments exceeded maturities by $14,692,000 during the quarter, leaving total investments at approximately $16,300,000 as of March 31, 1998.

   Financing Activities.
   Cash dividends totaled $6,275,000 for the first quarter compared to $5,732,000 last year. During the first quarter, the Company paid off $87,224,000 in short-term notes that it had issued in conjunction with the November 1997 TDS acquisitions, and approximately $12,700,000 in various other TDS notes payable assumed in the acquisitions.

   Presently, the Company has approximately $111,000,000 in funds available under unused lines of credit.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION


   Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

                27 Financial Data Schedule  (EDGAR filing only)

                27.1 Revised March 1997 Financial Data Schedule
                     (EDGAR filing only)

         (b) Reports on Form 8-K

             A Current Report on Form 8-K was filed on February 20, 1998.
             The Current Report included unaudited condensed consolidated balance sheets for the years ended December 31, 1997 and 1996, unaudited condensed consolidated statements of earnings for the three and twelve month periods ended December 31, 1997 and 1996, respectively, and unaudited condensed consolidated statements of cash flows for the twelve months ended December 31, 1997 and 1996.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         BANDAG, INCORPORATED
             (Registrant)




   Date    May 13, 1997             \S\ Martin G. Carver
                                     Martin G. Carver
                                     Chairman and Chief Executive Officer




   Date    May 13, 1997             \S\ Warren W. Heidbreder
                                     Warren W. Heidbreder
                                     Vice President, Chief Financial Officer

                     BANDAG, INCORPORATED AND SUBSIDIARIES

                                  EXHIBIT INDEX


        Exhibit
        Number                    Exhibit                         Page


          27        Financial Data Schedule  (EDGAR filing only)   13


          27.1    Revised March 1997 Financial Data Schedule
                  (EDGAR filing only)                              14