Form 10-Q
period 1998-06-30
BANDAG INC
filed 1998-08-13
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

   Common Stock, $1 par value; 9,685,136 shares as of July 31, 1998.
   Class A Common Stock, $1 par value; 11,001,299 shares as of July 31, 1998. Class B Common Stock, $1 par value; 2,047,550 shares as of July 31, 1998.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

   Part I : FINANCIAL INFORMATION                                    Page No.

     Item 1 - Financial Statements (Unaudited)
               Condensed Consolidated Statements of Earnings            3
               Condensed Consolidated Balance Sheets                    4
               Condensed Consolidated Statements of Cash Flows          5
               Notes to Condensed Consolidated Financial Statements     6

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8

   PART II : OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders      15

     Item 5   Other Information                                        15

     Item 6 - Exhibits and Reports on Form 8-K                         16

     Signatures                                                        17


   EXHIBITS :

     Exhibit 27   Financial Data Schedule (EDGAR filing only)          19

     Exhibit 27.1   Restated June 1997 Financial Data Schedule
                    (EDGAR filing only)                                20

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

   Item 1 - Financial Statements:
   Unaudited Condensed Consolidated Statements of Earnings

                                       (In thousands except per share data)
                                      Three Months Ended    Six Months Ended
                                      6/30/98    6/30/97    6/30/98   6/30/97

   Net sales                         $266,127   $195,748   $502,058  $365,266
   Other income                         3,210      2,571      7,051     5,578
                                     --------   --------   --------  --------
                                      269,337    198,319    509,109   370,844

   Cost of products sold              163,556    115,302    303,805   215,851
   Engineering, selling,
    administrative and other expenses  76,460     53,989    157,988   103,268
   Interest expense                     3,295        550      5,676       957
                                     --------   --------   --------  --------
                                      243,311    169,841    467,469   320,076
                                     --------   --------   --------  --------
   Earnings before income taxes        26,026     28,478     41,640    50,768
   Income taxes                        11,858     10,918     18,322    19,468
                                     --------   --------   --------  --------
   Net earnings                      $ 14,168   $ 17,560   $ 23,318  $ 31,300
                                     ========   ========   ========  ========

   Net earnings per share   Basic    $   0.62   $   0.77   $   1.02  $   1.37
   Net earnings per share   Diluted  $   0.62   $   0.77   $   1.02  $   1.37
   Comprehensive net earnings        $ 14,703   $ 34,051   $ 25,348  $ 49,035
   Cash dividends per share          $ 0.2750   $ 0.2500   $ 0.5500  $ 0.5000
   Depreciation included in expense $ 8,470 $ 8,590 $ 19,370 $ 16,784 Goodwill amortization included
        in expense                   $  2,200   $    250   $  4,440  $    499
   Weighted average shares outstanding:
        Basic                          22,784     22,760     22,784    22,816
        Diluted                        22,907     22,895     22,903    22,952


   See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Condensed Consolidated Balance Sheets
                                                         (In thousands)
                                                     June 30,   December 31,
                                                        1998         1997
   ASSETS:
   Cash and cash equivalents                         $ 85,902     $196,400
   Investments                                         17,268        1,575
   Accounts receivable - net                          220,250      231,648
   Inventories:
     Finished products                                103,682       90,228
     Materials & work-in-process                       19,187       17,295
                                                     --------     --------
                                                      122,869      107,523
   Other current assets                                58,197       61,848
                                                     --------     --------
     Total current assets                             504,486      598,994
   Property, plant, and equipment                     485,183      459,446
     Less accumulated depreciation & amortization    (277,310)    (261,846)
                                                     --------     --------
                                                      207,873      197,600
   Other assets                                        94,136      103,310
                                                     --------     --------
     Total assets                                    $806,495     $899,904
                                                     ========     ========
   LIABILITIES & STOCKHOLDERS' EQUITY:
   Accounts payable                                  $ 48,430     $ 52,100
   Income taxes payable                                22,719       20,039
   Accrued employee compensation and benefits          27,139       28,874
   Accrued marketing expenses                          29,195       32,608
   Other accrued expenses                              69,932       73,195
   Short-term notes payable and other liabilities       5,678       99,726
                                                     --------     --------
     Total current liabilities                        203,093      306,542

   Deferred income tax and other liabilities          127,291      129,948

   Stockholders' equity:
     Common stock; $1 par value;
      authorized - 21,500,000 shares;
      Issued and outstanding - 9,754,891 shares
        in 1998; 9,751,063 in 1997                      9,755        9,751
     Class A Common stock; $1 par value;
      authorized - 50,000,000 shares;
      Issued and outstanding - 11,006,199 shares
        in 1998; 11,013,561 in 1997                    11,006       11,014
     Class B Common stock; $1 par value;
      authorized - 8,500,000 shares;
      Issued and outstanding - 2,047,595 shares
        in 1998; 2,048,785 in 1997                      2,048        2,049
     Additional paid-in capital                         6,344        6,052
     Retained earnings                                456,267      445,887
     Equity adjustment from foreign currency
      translation                                      (9,309)     (11,339)
                                                     --------     --------
       Total equity                                   476,111      463,414
                                                     --------     --------
       Total liabilities & stockholders' equity      $806,495     $899,904
                                                     ========     ========

   See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Unaudited Condensed Consolidated Statements of Cash Flows

                                                          (In thousands)
                                                        Six    Months  Ended
                                                        6/30/98      6/30/97
   Operating Activities
     Net earnings                                      $ 23,318     $ 31,300
     Depreciation and amortization                       23,810       17,283
     Decrease in operating assets and
        liabilities-net                                  (2,743)     (11,283)
                                                       --------     --------
      Net cash provided by operating activities          44,385       37,300
   Investing Activities
     Additions to property, plant and equipment         (29,643)     (17,797)
     Purchases of investments                           (19,206)      (2,570)
     Maturities of investments                            3,513        1,398
                                                       --------     --------
      Net cash used in investing activities             (45,336)     (18,969)

   Financing Activities
     Proceeds from short-term notes payable               2,576        3,768
     Principal payments on short-term notes payable
       and other liabilities                            (98,335)      (1,234)
     Cash dividends                                     (12,548)     (11,427)
     Purchases of Common Stock                             (405)      (7,320)
                                                       --------     --------
      Net cash used in financing activities            (108,712)     (16,213)
   Effect of exchange rate changes on cash and
       cash equivalents                                    (835)        (685)
                                                       --------     --------
     Increase (decrease) in cash and cash equivalents  (110,498)       1,433
   Cash and cash equivalents at beginning of year       196,400       31,453
                                                       --------     --------
       Cash and cash equivalents at end of period      $ 85,902     $ 32,886
                                                       ========     ========

   See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Notes to Condensed Consolidated Financial Statements

   The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   Comprehensive Net Earnings
   Comprehensive net earnings for the three-month period ended June 30, 1998 and 1997 and the six-month period ended June 30, 1998 and 1997 were as follows (in thousands):

                                       Three Months Ended  Six Months Ended
                                       6/30/98   6/30/97   6/30/98   6/30/97

   Net earnings                        $14,168   $17,560   $23,318   $31,300
   Other comprehensive income items:
        Foreign currency translation       535      (654)    2,030    (5,454)
        Unrealized appreciation on
          marketable securities              -    17,145         -    23,189
                                       -------   -------   -------   -------
   Comprehensive net earnings          $14,703   $34,051   $25,348   $49,035
                                       =======   =======   =======   =======


   Tire Distributions Systems, Inc. Acquisitions
   The second quarter and year-to-date 1998 consolidated results include Tire Distribution Systems, Inc. (TDS), the Company's newly formed subsidiary, which acquired five tire dealerships effective November 1, 1997. TDS results include net sales of $96,600,000 and $176,300,000 and pretax income of $1,900,000 and $700,000, including $1,900,000 and $3,900,000 of goodwill amortization for the second quarter and year-to-date, respectively. Intercompany sales from Bandag to TDS, which have been eliminated in consolidation, totaled $12,900,000 and $25,300,000 for the second quarter and year-to-date, respectively.

   Results in 1997 on a pro forma basis for second quarter and six month to-date include net sales of $99,500,000 and $182,000,000 and pretax income of $4,400,000 and $5,400,000 including $2,000,000 and $4,000,000 of goodwill amortization, respectively. Intercompany sales on a pro forma basis from Bandag to TDS, which would have been eliminated in consolidation, totaled $13,000,000 and $23,900,000 for the second quarter and year-to-date, respectively.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

   Earnings Per Share
   Per share and weighted average share outstanding amounts for the three months and six months ended June 30, 1997 have been restated to conform with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share", issued in February 1997.

   The following table sets forth the computation of basic and diluted earnings per share:

                                      (In thousands except per share data)
                                          For The Three      For The Six
                                          Months Ended       Months Ended
                                            June 30,           June 30,
                                          1998     1997      1998     1997
   Numerator:
     Net Earnings                        $14,168  $17,560   $23,318  $31,300

   Denominator:
     Denominator for basic earnings
       per share-weighted-average shares  22,784   22,760    22,784   22,816

     Effect of dilutive securities:
       Non-vested restricted stock            33       32        32       32
       Stock options                          90      103        87      104
                                          ------   ------    ------   ------
     Dilutive potential common shares        123      135       119      136
                                          ------   ------    ------   ------
      Denominator for diluted earnings
       per share-weighted-average
       shares and dilutive potential
       common shares                      22,907   22,895    22,903   22,952
                                          ======   ======    ======   ======
   Net Earnings Per Share:
       Basic                              $ 0.62   $ 0.77    $ 1.02   $ 1.37
                                          ======   ======    ======   ======
       Diluted                            $ 0.62   $ 0.77    $ 1.02   $ 1.37
                                          ======   ======    ======   ======

             BANDAG, INCORPORATED AND SUBSIDIARIES

   Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

   General

   Consolidated net sales for the second quarter ended June 30, 1998, were 36% higher than the same period last year. The increase was a result of the Company's fourth quarter 1997 acquisition of the five Bandag dealerships, now comprising the Company's TDS subsidiary. The acquired dealerships added $96,600,000 and $176,300,000 in sales before elimination of $12,900,000 and $25,300,000 of intercompany sales from Bandag, Inc. to TDS in consolidation for the second quarter and six months to-date, respectively. Excluding TDS sales, sales for Bandag's traditional business for the second quarter and six months to-date decreased 6% and 3%, respectively, on a unit volume decrease of 1% for the second quarter and a unit volume increase of 3% for the six months to-date. The spread between unit volume and traditional business sales was due to the unfavorable impact of the strong U.S. dollar on the translated value of foreign currency denominated sales, and lower equipment sales.

   Consolidated gross margins for the second quarter and six months to-date were two percentage points and one percentage point lower, respectively, than the same periods last year. The consolidated gross margins for the second quarter and six months to-date were impacted by TDS subsidiaries' lower margins. Excluding TDS, Bandag's traditional business gross margin for the second quarter and six months to-date were both approximately three percentage points higher than the same periods last year due to decreases in raw material, manufacturing and distribution costs, and better manufacturing absorption from higher production levels.

   Consolidated operating expenses (engineering, selling, and administrative) for the second quarter and six months ended June 30, 1998 were substantially higher than the same period last year because of the addition of TDS. Excluding the effect of TDS, operating expenses for the second quarter and six months to-date would have been 6% and 8% higher, respectively, compared to the same periods last year. The increased expenses reflect the Company's continuing efforts to build people and process capabilities in the Company's domestic operations to meet the Company's goals to bring value-added tire management services to large fleet customers. Consolidated other expenses were substantially higher than last year due to the impact of unfavorable changes to foreign exchange rates, primarily on results for the Company's Asian operations, and the goodwill amortization related to the TDS acquisitions.

   Consolidated net earnings and diluted net earnings per share for the quarter and six months to-date were both 19% and 25% lower, respectively, than the same periods last year due to higher operating expenses, combined with a five and a half percentage point increase in the Company's effective tax rate.

   Given the outlook for continued, unfavorable currency exchange rates, higher operating costs, and tighter inventory management at the dealer level, the Company expects its traditional business to perform well below 1997 levels, resulting in earnings per share to be in the $2.40 to $2.60 range for the year, compared to $3.32 per diluted share in 1997, exclusive of 1997's one-time gain from the sale of securities and the effect of non-recurring charges. Sales revenue has not kept pace with the growth in operating expenses as the Company continues to increase expenditures to improve sales capabilities, invest in the training of employees and dealers, develop information systems and build capability with its dealers to provide tire management services for fleet customers.

   On April 1, 1998 the Company issued a news release announcing that it had signed an agreement with Tire Centers, Inc. (TCI) to end their franchise relationship through an orderly transition process to be completed by mid-1999. TCI, with 16 franchise locations, represented approximately 3% of the Company's consolidated net sales in 1997. The Company expects minimal disruption to fleet customers because it believes alternative Bandag dealer capability already exists in most markets covered by the agreement.

   Domestic Traditional Business Operations

   Sales for the Company's domestic operations for the second quarter, which include export shipments to various Latin and South American countries and some Asian areas, were 8% lower than the same period last year on a 7% decrease in unit volume. For the six months, sales were 4% lower than the same period last year on a 2% decrease in unit volume. The sales decreases for the quarter and six months were higher than the respective shortfall in volume primarily due to product mix with lower equipment sales a contributing factor.

   Gross margin for the Company's domestic traditional business for the second quarter and six months was approximately three percentage points higher than the same periods last year, which was about a half percentage point higher than the first quarter comparison. The increase was primarily due to an approximate 2.5% decrease in raw material costs, with favorable manufacturing absorption basically accounting for the rest of the increase.

   Operating expenses for the second quarter were 8% higher than the same period last year and 18% higher for the six months. The increase in spending for both the quarter and six months was primarily due to increased sales and marketing staffing and other costs related to expanding dealer and customer capabilities. Other expenses for both the second quarter and six months were approximately 50% lower than the same periods last year primarily due to foreign exchange hedging gains related to and partially offsetting unfavorable exchange adjustments recorded by the Company's Asian operations.

   Earnings before income taxes for the second quarter and six months were 4% and 5% lower, respectively, than the same periods last year. The lower earnings were primarily due to the increased operating expenses.

   Tire Distribution Systems.

   Second quarter and six months to-date 1998 results include net sales of $96,600,000 and $176,300,000 and pretax income of $1,900,000 and $700,000 including $1,900,000 and $3,900,000 of goodwill amortization, respectively, for the Company's TDS operations. Since TDS commenced operations during the fourth quarter of 1997, there is no prior year comparison.

   Results in 1997 on a pro forma basis for second quarter and six month to-date include net sales of $99,500,000 and $182,000,000 and pretax income of $4,400,000 and $5,400,000 including $2,000,000 and $4,000,000 of goodwill amortization, respectively. Sales for both the second quarter and six months to-date were 3% lower than pro forma results over the same periods last year. Same-store sales were basically even with what the acquired dealerships recorded during the prior year period under separate ownership despite disruptions caused by changing major new tire suppliers. TDS' second quarter profitability improved significantly over first quarter 1998, benefiting from business seasonality.

   European Operations

   Sales for the Company's European operations for the second quarter were 13% lower than the same period last year on a 2% decrease in unit volume. Unit volume for the six months to-date was 3% higher than the volume for the same period last year, although sales decreased by 12%. When stated in local currency, total sales for the second quarter and six months to-date were 7% and 3% lower, respectively, than the same periods last year. Sales of retread material in local currency for the second quarter and six months to-date were 3% lower and 3% higher, respectively, than the same periods last year. The relatively strong performance of the U.S. dollar is reflected in the negative effect of exchange rates used to translate local currency denominated results into U.S. dollars. Sales for the second quarter and six months to-date were also negatively affected by the 43% and 48% drop in equipment sales, respectively.

   Gross margin for the Company's European operations for the second quarter was approximately four percentage points higher than the same period last year. The higher gross margin was due to lower manufacturing and distribution costs, and lower raw material costs in the quarter. Gross margin for six months to-date was three percentage points higher than the same period last year for the same reasons stated above.

   Operating expenses for the second quarter decreased 13% over the same period last year and were 20% lower for the six months to-date. These expenses, when stated in local currency, were 8% and 12% lower than the
   same periods last year.   The decrease in operating expenses was primarily
   due to lower spending related to marketing and promotional programs. The percentage differences between the U.S. dollar and local currency reflect the impact of changes in exchange rates on the translation of local currencies into US dollars.

   Earnings before income taxes for the second quarter increased 56% over the same period last year and was 96% higher for the six months to-date due to lower operating expenses.

   Other Foreign Operations

   Combined sales for the Company's other foreign operations increased 2% for both the second quarter and six months to-date over the same periods last year on unit volume increases of 16% for both the second quarter and six months to-date. The increase in sales was primarily due to unit volume increases in Brazil, Mexico, and South Africa. Sales for the Company's Brazil operations for the second quarter and six months to-date were 18% and 16% higher, respectively, than the same periods last year on respective unit volume increases of 25% and 20%. Sales for the Company's Mexico operations for the quarter and six months to-date were 25% and 20% higher, respectively, than the same periods last year on respective unit volume increases of 17% and 24%. Sales for the Company's South African operations for the quarter and six months to-date were 13% higher than and even with, respectively, the same periods last year on respective unit volume increases of 33% and 19%. The 14% point difference between unit volume and combined sales for foreign operations was a result of the lower translated value of foreign-currency-denominated sales and lower equipment sales.


   Unit volume for the Company's Asian operations decreased 25% and 14% for the second quarter and six months to-date, respectively, over the same periods last year. Asian operations include Malaysia and Indonesia, whose results are included in Other Foreign Operations, and US Exports to Asia, whose results are included in Domestic operations.

   Combined second quarter gross margin for the Company's other foreign operations was approximately three percentage points higher than last year for both the quarter and six months to-date due to higher equipment sales in the prior year, which carry lower gross margins than retread rubber products, and higher export sales out of Malaysia. Malaysia's gross profit for the second quarter and six months to-date increased 23 percentage points and 21% points, respectively, over the same periods last year.

   Combined operating expenses for the quarter and six months for the Company's other foreign operations were 25% and 9% higher, respectively, than the same periods last year. The higher operating expenses for both the quarter and six months resulted from higher spending on sales and marketing promotional programs, and increased staffing. Other expenses were significantly higher than last year. The majority of the increase was due to unfavorable foreign exchange adjustments, primarily in the Company's Asian operations. These unfavorable foreign exchange adjustments were partially offset on a consolidated basis through gains on related hedges entered into by the Company's domestic operations.

   Earnings before income taxes for the second quarter and six months were 34% and 62% lower than the same periods last year due to the economic conditions in Asia, which produced the unfavorable foreign exchange adjustment included in expenses.

   Impact of Year 2000

   The Company operates with a combination of purchased and internally developed software systems. Many of the older computer systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations. The Company will be required to modify or replace software that is not Year 2000 compliant so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter.

   Purchased software systems account for a significant portion of the Company's software environment, especially for date sensitive applications such as Payroll and Accounts Receivable. The Company has performed assessments in recent years to identify clearly non-compliant software systems and to initiate replacement activities. Most of those activities are completed or well underway. The Company anticipates completing the Year 2000 project by mid-1999 giving priority to those systems likely to encounter problems and those having more significant potential impact to operations. The costs related to the Year 2000 Issue are expected to total approximately $8,800,000 of which $4,500,000 has been spent or committed to date.

   The Company presently believes that with a combination of actions, including modification of existing software, conversions to newer versions of purchased software and replacement with new systems, the Year 2000 Issue will not pose significant operational problems for its computer systems. On the other hand, if such modifications and conversions are not made or not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. In addition to remediation actions, the Company's contingency plans will be reviewed and updated to address Year 2000 risks.

   During the year, the Company will continue to have formal communications with its significant suppliers and large customers to determine the extent to which the Company's activities would be impacted by those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company relies will be corrected on a timely basis and therefore have no adverse effect on the Company.

   The Company has assessed its own products to determine if it has exposure to contingencies related to the Year 2000 Issue and it believes that any such exposure will not be material.

   Forward-Looking Information - Safe Harbor Statement.

   In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position.
   Such statements are identified by the use of such words as "believes" and "expects". Future operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such uncertainties and risks include, but are not limited to, changes in economic conditions in the market areas served by the Company's operations, increased competitive activity, fluctuations in the price paid for raw materials, monetary policy changes in the various countries where the Company has significant operations, continued spending in sales, training, development of information systems and expenses related to developing capabilities to provide tire management services for fleet customers, and the risk that dealer capabilities in the markets affected by the TCI agreement may not prove sufficient for adequate fleet coverage.


   The cost of the Year 2000 Issue and the date on which the Company believes it will complete Year 2000 modifications are based on management's best estimates which are based on numerous assumptions of future events, including the continued availability of certain resources, third party plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to purchase Year 2000 systems, the ability to locate and correct all relevant computer codes, the complexity of the Year 2000 Issue due to dispersed operating units and geographic locations and similar uncertainties.


   Financial Condition:

   Operating Activities.

   Net cash provided by operating activities for the six months ended June 30, 1998, was $7,085,000 more than the amount for the same period last year primarily due to lower accounts receivable and other noncurrent assets, which was partially offset by increases in inventory.

   Investing Activities.

   The Company spent $29,643,000 on capital expenditures for the six months ended June 30, 1998, compared to $17,797,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flow.

   The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes.
   The Company's purchases of investments exceeded maturities by $15,693,000 during the six months, leaving total investments at approximately $17,268,000 as of June 30, 1998.


   Financing Activities.

   Cash dividends totaled $6,273,000 and $12,548,000 for the quarter and six months, respectively, compared to totals of $5,695,000 and $11,427,000 for the same periods last year. The Company purchased 10,400 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $405,000 during the six months ended June 30, 1998. Cash dividends and stock purchases were funded from operational cash flows. During the first quarter, the Company paid off $87,224,000 in short-term notes that it had issued in conjunction with the November 1997 TDS acquisitions, and approximately $12,700,000 in various other TDS notes payable assumed in the acquisitions.

   The Company continues to have $111,000,000 in funds available under unused lines of credit.


                                     PART II
                                OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of the shareholders of the Company was held on

            May 5, 1998.

        (c) Three matters were voted upon at the annual meeting. First, the following four nominees, all of whom were incumbent directors, were elected as directors for a three-year term ending in 2001 except for Gary E. Dewel who was elected for a two year term ending in 2000 by the following vote:

                                          Votes                     Broker
         Name              Votes For     Against   Abstentions    Non-Votes
   Roy J. Carver Jr.       29,123,137    84,510       14,552        - 0 -
   James R. Everline       29,119,729    84,578       17,891        - 0 -
   Gary E. Dewel           29,120,380    87,271       14,547        - 0 -
   Phillip J. Hanrahan     29,127,634    84,421       10,143        - 0 -

            A vote was held to act upon a proposal to approve and adopt the Bandag, Incorporated Employee Stock Purchase Plan. The shareholders ratified the proposal by the following vote:

            Votes For    Votes Against    Abstentions   Broker Non-Votes
            29,133,655      47,568          40,974             2

     Shareholders also voted upon a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1998. The shareholders ratified the selection by the following vote:

            Votes For    Votes Against    Abstentions   Broker Non-Votes
            29,206,017       7,701           8,481           - 0 -


   Item 5   Other Information

            The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is December 7, 1998. Additionally, if the Company receives notice of a shareholder proposal after February 20, 1999, the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

   Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

          27   Financial Data Schedule (EDGAR filing only)
          27.1 Restated June 1997 Financial Data Schedule
               (EDGAR filing only)

   (b) Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BANDAG, INCORPORATED
             (Registrant)


   Date:   August 12, 1998       \S\ Martin G. Carver
                                 Martin G. Carver
                                 Chairman and Chief Executive Officer

   Date:   August 12, 1998       \S\ Warren W. Heidbreder
                                 Warren W. Heidbreder
                                 Vice President, Chief Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES

                                EXHIBIT INDEX

        Exhibit
        Number                    Exhibit                        Page

         27        Financial Data Schedule (EDGAR filing only)    19

         27.1      Restated June 1997 Financial Data Schedule
                   (EDGAR filing only)                            20