Form 10-Q
period 1998-09-30
BANDAG INC
filed 1998-11-13
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Common Stock,  $1 par value;  9,070,159  shares as of October 31, 1998.  Class A
Common Stock, $1 par value; 10,811,179 shares as of October 31, 1998. Class B Common Stock, $1 par value; 2,046,777 shares as of October 31, 1998.

                     BANDAG, INCORPORATED AND SUBSIDIARIES

                                      INDEX

Part I : FINANCIAL INFORMATION                                          Page No.

  Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Earnings               3
                  Condensed Consolidated Balance Sheets                       4
                  Condensed Consolidated Statements of Cash Flows             5
                  Notes to Condensed Consolidated Financial Statements        6


  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9



PART II : OTHER INFORMATION

  Item 5 - Other Information                                                 17

  Item 6 - Exhibits and Reports on Form 8-K                                  18

  Signatures                                                                 19


EXHIBITS :

  Exhibit 27 - Financial Data Schedule (EDGAR filing only)                   21
  Exhibit 27.1 - Restated September 1997 Financial Data Schedule
                 (EDGAR filing only)                                         22

                    BANDAG, INCORPORATED AND SUBSIDIARIES
                                  PART I
                           FINANCIAL INFORMATION

Item l - Financial Statements:
Unaudited Condensed Consolidated Statements of Earnings


                                    (In thousands except per share data)
                                   Three Months Ended    Nine Months Ended
                                  9/30/98     9/30/97    9/30/98   9/30/97

Net sales                         $282,636   $201,242   $784,694  $566,508
Other income                         7,119      3,733     14,914     9,311
                                  --------   --------   --------  --------
                                   289,755    204,975    799,608   575,819

Cost of products sold              173,499    116,012    477,304   331,863
Engineering, selling,
 administrative and other expenses  81,922     49,871    240,654   153,139
Interest expense                     3,163        221      8,839     1,178
                                  --------   --------   --------  --------
                                   258,584    166,104    726,797   486,180
                                  --------   --------   --------  --------
Earnings before income taxes        31,171     38,871     72,811    89,639
Income taxes                        13,715     15,077     32,037    34,545
                                  --------   --------   --------  --------
Net earnings                      $ 17,456   $ 23,794   $ 40,774  $ 55,094
                                  ========   ========   ========  ========


Net earnings per share - Basic    $   0.78   $   1.04   $   1.81  $   2.41
Net earnings per share - Diluted  $   0.77   $   1.04   $   1.79  $   2.41
Comprehensive net earnings        $ 14,870   $ 35,525   $ 40,218  $ 84,560
Cash dividends per share          $ 0.2750   $ 0.2500   $ 0.8250  $ 0.7500
Depreciation included in expense $ 10,778 $ 7,965 $ 30,148 $ 24,749 Goodwill amortization included
  in expense                      $  2,035   $    249   $  6,475  $    748
Weighted average shares
  outstanding:
           Basic                    22,279     22,748     22,583    22,796
           Diluted                  22,536     22,884     22,749    22,934



See notes to condensed consolidated financial statements.

                 BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets
                                                      (In thousands)
                                                September 30,  December 31,
                                                     1998         1997
                                                ------------   ----------
ASSETS:
Cash and cash equivalents                         $ 50,926     $196,400
Investments                                         14,234        1,575
Accounts receivable - net                          233,050      231,648
Inventories:
  Finished products                                 92,554       90,228
  Materials & work-in-process                       19,391       17,295
                                                  --------     ---------
                                                   111,945      107,523
Other current assets                                53,777       61,848
                                                  --------     ---------
  Total current assets                             463,932      598,994
Property, plant, and equipment                     480,917      459,446
  Less accumulated depreciation & amortization    (279,725)    (261,846)
                                                  --------     ---------
                                                   201,192      197,600
Other assets                                        93,051      103,310
                                                  --------     --------
  Total assets                                    $758,175     $899,904
                                                  ========     =========

LIABILITIES & STOCKHOLDERS' EQUITY:
Accounts payable                                  $ 45,181     $ 52,100
Income taxes payable                                10,474       20,039
Accrued employee compensation and benefits          24,525       28,874
Accrued marketing expenses                          30,203       32,608
Other accrued expenses                              65,855       73,195
Short-term notes payable and other liabilities       5,780       99,726
                                                  --------     ---------
  Total current liabilities                        182,018      306,542

Deferred income taxes and other liabilities        119,160      129,948

Stockholders' equity:
  Common stock; $1 par value;
   authorized - 21,500,000 shares;
   Issued and outstanding - 9,070,449 shares
     in 1998; 9,751,063 in 1997                      9,070        9,751
  Class A Common stock; $1 par value;
   authorized - 50,000,000 shares;
   Issued and outstanding - 10,811,469 shares
     in 1998; 11,013,561 in 1997                    10,811       11,014
  Class B Common stock; $1 par value;
   authorized - 8,500,000 shares;
   Issued and outstanding - 2,046,777 shares
     in 1998; 2,048,785 in 1997                      2,047        2,049
  Additional paid-in capital                         5,843        6,052
  Retained earnings                                441,121      445,887
  Equity adjustment from foreign currency
   translation                                     (11,895)     (11,339)
                                                  ---------    ---------
    Total equity                                   456,997      463,414
                                                  --------     ---------
    Total liabilities & stockholders' equity      $758,175     $899,904
                                                  ========     ========

See notes to condensed consolidated financial statements.

                   BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

                                                         (In thousands)
                                                      Nine  Months  Ended
                                                     9/30/98      9/30/97
                                                    --------     ---------
Operating Activities
  Net earnings                                      $ 40,774     $ 55,094
  Depreciation and amortization                       36,623       25,497
  Decrease in operating assets and
     liabilities-net                                 (21,615)     (19,625)
                                                    ---------    ---------
   Net cash provided by operating activities          55,782       60,966
Investing Activities
  Additions to property, plant and equipment         (32,177)     (25,220)
  Purchases of investments                           (20,941)      (2,570)
  Maturities of investments                            8,282        3,533
  Payments for acquisitions of businesses             (5,105)           -
                                                    ---------    ---------
   Net cash used in investing activities             (49,941)     (24,257)
Financing Activities
  Proceeds from short-term notes payable              37,363       35,307
  Principal payments on short-term notes payable
    and other liabilities                           (140,587)     (30,989)
  Cash dividends                                     (18,551)     (17,121)
  Purchases of Common Stock                          (28,234)      (7,340)
                                                    ---------    ---------
   Net cash used in financing activities            (150,009)     (20,143)
Effect of exchange rate changes on cash and
    cash equivalents                                  (1,306)      (1,221)
                                                    ---------    ---------
  Increase (decrease) in cash and cash equivalents  (145,474)      15,345
Cash and cash equivalents at beginning of year       196,400       31,453
                                                    --------     ---------
    Cash and cash equivalents at end of period      $ 50,926     $ 46,798
                                                    ========     ========

See notes to condensed consolidated financial statements.

                   BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Comprehensive Net Earnings
Comprehensive net earnings for the three-month periods ended September 30, 1998 and 1997 and the nine-month periods ended September 30, 1998 and 1997 were as follows (in thousands):

                                        Three Months Ended    Nine Months Ended
                                        ------------------    -----------------
                                        9/30/98    9/30/97    9/30/98   9/30/97

Net earnings                            $17,456    $23,794    $40,774   $55,094
Other comprehensive income items:
           Foreign currency translation  (2,586)    (2,247)      (556)   (7,701)
           Unrealized appreciation on
             marketable securities          -       13,978        -      37,167
                                        -------    -------     -------  -------
Comprehensive net earnings              $14,870    $35,525     $40,218  $84,560
                                        =======    =======     =======  =======


Tire Distribution System, Inc. Acquisitions
The third quarter and year-to-date 1998 consolidated results include Tire Distribution Systems, Inc. (TDS), the Company's subsidiary, which originally acquired five tire dealerships effective November 1, 1997 and subsequently acquired several smaller tire dealerships in 1998. TDS results include net sales of $105,500,000 and $281,800,000 and pretax income of $2,000,000 and $2,700,000, including $2,000,000 and $5,900,000 of goodwill amortization for the third quarter and year-to-date, respectively. Intercompany sales from Bandag to TDS, which have been eliminated in consolidation, totaled $15,400,000 and $40,700,000 for the third quarter and year-to-date, respectively.

Results in 1997 on a pro forma basis for third quarter and nine months to-date include net sales of $114,900,000 and $296,900,000 and pretax income of $5,900,000 and $11,300,000, including $1,900,000 and $5,900,000 of goodwill amortization, respectively. Intercompany sales on a pro forma

                   BANDAG, INCORPORATED AND SUBSIDIARIES


basis from Bandag to TDS, which would have been eliminated in consolidation, totaled $13,100,000 and $37,000,000 for the third quarter and year-to-date, respectively.


Earnings Per Share
Per share and weighted average share outstanding amounts for the three months and nine months ended September 30, 1997 have been restated to conform with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share", issued in February 1997.

The following table sets forth the computation of basic and diluted earnings per share:

                                          (In thousands except per share data)
                                            For The Three       For The Nine
                                             Months Ended       Months Ended
                                               Sept. 30,         Sept. 30,
                                            --------------     --------------
                                            1998     1997      1998     1997
Numerator:
    Net Earnings                          $17,456  $23,794   $40,774   $55,094


Denominator:
    Denominator for basic earnings
        per share-weighted-average shares  22,279   22,748    22,583    22,796

    Effect of dilutive securities:
        Non-vested restricted stock           174       31        88        32
        Stock options                          83      105        78       106
                                          -------  -------   -------   -------
    Dilutive potential common shares          257      136       166       138
                                          -------  -------   -------   -------

       Denominator for diluted earnings
        per share-weighted-average
        shares and dilutive potential
     common shares                         22,536   22,884    22,749    22,934
                                          =======  =======   =======   =======

Net Earnings Per Share:
       Basic                               $ 0.78   $ 1.04    $ 1.81    $ 2.41
                                           ======   ======    ======    ======
       Diluted                             $ 0.77   $ 1.04    $ 1.79    $ 2.41
                                           ======   ======    ======    ======


Derivative Instruments and Hedging Activities
In June 1998, the Financial Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. It is not yet known when the Company will adopt the new Statement. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is

                      BANDAG, INCORPORATED AND SUBSIDIARIES


a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement 133 will be on the earnings and the financial position of the Company.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

Consolidated net sales for the third quarter ended September 30, 1998, were 40% higher than the same period last year. The increase was a result of the Company's fourth quarter 1997 acquisition of the five Bandag dealerships, now comprising the Company's TDS subsidiary. The acquired dealerships added $105,500,000 and $281,800,000 in sales before elimination of $15,400,000 and
$40,700,000 of intercompany sales from Bandag, Inc. to TDS in consolidation for the third quarter and nine months to-date, respectively. Excluding TDS sales, sales for Bandag's traditional business for both third quarter and nine months to-date decreased 3% on a unit volume decrease of 1% for the third quarter and a unit volume increase of 1% for the nine months to-date. The spread between unit volume and traditional business sales was due to the unfavorable impact of the strong U.S. dollar on the translated value of foreign-currency-denominated sales, and lower equipment sales.

Consolidated gross margins for the third quarter and nine months to-date were four percentage points and two percentage points lower, respectively, than the same periods last year. The consolidated gross margins for the third quarter and nine months to-date were impacted by TDS subsidiaries' lower margins. Excluding TDS, Bandag's traditional business gross margin for the third quarter and nine months to-date were both two percentage points higher than the same periods last year due to decreases in raw material costs and better manufacturing absorption from higher production levels.

Consolidated operating expenses (engineering, selling, and administrative) for the third quarter and nine months ended September 30, 1998 were substantially higher than the same period last year because of the addition of TDS. Excluding the effect of TDS, operating expenses for the third quarter and nine months to-date would have been 22% and 13% higher, respectively, compared to the same periods last year. The increased expenses reflect the Company's continuing efforts to build people and process capabilities in the Company's domestic operations to meet the Company's goals to bring value-added tire management services to large fleet customers. Consolidated other expenses were substantially higher than last year due to the impact of unfavorable changes to foreign exchange rates, primarily on results for the Company's Asian operations, and the goodwill amortization related to the TDS acquisitions.


Consolidated net earnings for the third quarter and nine months to-date were 27% and 26% lower, respectively, compared to the same periods last year. Diluted EPS for the third quarter and nine months to-date were 26% and 25% lower, respectively, compared to the same periods last year. The lower net earnings and lower diluted EPS were due to higher operating expenses and other expenses, combined with a five-and-a-half percentage

                   BANDAG, INCORPORATED AND SUBSIDIARIES


point increase in the Company's effective tax rate resulting from the impact of non-deductible foreign losses and non-deductible TDS goodwill amortization.

As anticipated, continued unfavorable currency exchange rates, higher operating costs, and tighter inventory management at the dealer level, pared the performance of our traditional business to well below 1997 levels. We continue to believe that these factors will reduce the Company's earnings per diluted share to a range of $2.40 to $2.60 for the year. That range compares to 3.32 per diluted share in 1997, exclusive of 1997's one-time gain from the sale of securities and the effect of non-recurring charges. Earnings performance was affected by continued heavy investments in the development of the company's proprietary tire management systems, which integrates tire acquisition, maintenance and recycling services to deliver lower cost per mile to end-user customers.

On April 1, 1998 the Company announced that it had signed an agreement with Tire Centers, Inc. (TCI) to end their franchise relationship through an orderly transition process to be completed by mid-1999. TCI, with 16 franchise locations, represented approximately 3% of the Company's consolidated net sales in 1997. The Company expects minimal disruption to fleet customers because it believes alternative Bandag dealer capability already exists in most markets covered by the agreement.


Domestic Traditional Business Operations
----------------------------------------

Sales for the Company's domestic operations for the third quarter, which include export shipments to various Latin and South American countries and some Asian areas, were 3% lower than the same period last year on a 3% decrease in unit volume. For the nine months, sales were 4% lower than the same period last year on a 2% decrease in unit volume. The spread between unit volume and sales for the nine months ended September 30, 1998 was mainly due to product mix and country mix in the export markets.

Gross margin for the Company's domestic traditional business for the third quarter and nine months were both approximately two percentage points higher than the same periods last year. The increase in gross margin percentage for the third quarter and nine months to-date was primarily due to an approximate 4% and 2%, respectively, decrease in raw material costs, with favorable manufacturing absorption basically accounting for the rest of the increase.

Operating expenses for the third quarter were 17% higher than the same period last year and 18% higher for the nine months. The increase in spending for both the quarter and nine months was primarily due to increased sales and marketing staffing and other costs related to expanding dealer and customer capabilities. Other expenses for the third quarter and nine months were 16% and 39%, respectively, lower than the same periods last year primarily due to lower spending on research and development projects.

                   BANDAG, INCORPORATED AND SUBSIDIARIES


Earnings before income taxes for the third quarter and nine months were 4% and 5% lower, respectively, than the same periods last year. The lower earnings were primarily due to the increased operating expenses.

Tire Distribution Systems
-------------------------

Third quarter and nine months to-date 1998 results include net sales of $105,500,000 and $281,800,000 and pretax income of $2,000,000 and $2,700,000 including $2,000,000 and $5,900,000 of goodwill amortization, respectively, for the Company's TDS operations. Since TDS commenced operations during the fourth quarter of 1997, there is no prior year comparison.

Results in 1997 on a pro forma basis for third quarter and nine months to-date include net sales of $114,900,000 and $296,900,000 and pretax income of $5,900,000 and $11,300,000 including $1,900,000 and $5,900,000 of goodwill amortization, respectively. Sales for the third quarter and nine months to-date were 8% and 5% lower than pro forma results over the same periods last year, respectively. Same-store sales were down 6% for the third quarter and down 2% for nine months to-date from what the acquired dealerships recorded during the prior year period under separate ownership. The decrease in same-store sales for the third quarter was primarily due to weaker results in September of 1998 when compared to September results recorded during the prior year under separate ownership. Shipments increased in September 1997 due to the anticipated Bandag acquisitions of the five tire dealerships that are currently part of TDS and the anticipated cancellation of the Michelin supply contract for those dealerships.


European Operations
-------------------

Sales for the Company's European operations for the third quarter were 5% lower than the same period last year on a 4% increase in unit volume. Unit volume for the nine months to-date was 3% higher than the volume for the same period last year, although sales decreased by 9%. When stated in local currency, sales for the third quarter and nine months to-date were 5% and 4% lower, respectively, than the same periods last year. Sales of retread material in local currency for both third quarter and nine months to-date were 2% higher than the same periods last year. The relatively strong performance of the U.S. dollar is reflected in the negative effect of exchange rates used to translate local currency denominated results into U.S. dollars. Sales in US dollars for the third quarter and nine months to-date were also negatively affected by the 54% and 50% drop in equipment sales, respectively.

Gross margin for the Company's European operations for the third quarter was approximately two percentage points higher than the same period last year. The higher gross margin was due to lower raw material costs and higher production in the quarter. Gross margin for nine months to-date was

                   BANDAG, INCORPORATED AND SUBSIDIARIES


three percentage points higher than the same period last year for the same reasons stated above.

Operating expenses for the third quarter increased 18% over the same period last year and were 8% lower for the nine months to-date. These expenses, when stated in local currency, were 18% higher and 2% lower, respectively, than the same periods last year. The increase in operating expenses for the third quarter is principally due to a non-recurring pretax charge of $2,200,000 for restructuring. The decrease in operating expenses for nine months to-date is due to lower spending related to marketing and promotional programs. The percentage differences between the U.S. dollar and local currency reflect the impact of changes in exchange rates on the translation of local currencies into US dollars.

Earnings before income taxes for the third quarter decreased 264% over the same period last year and were 37% lower for the nine months to-date due to higher operating expenses in the third quarter and lower sales.


Other Foreign Operations
------------------------

Combined sales for the Company's other foreign operations for the third quarter and nine months to-date decreased 8% and 2%, respectively, on a unit volume increase of 3% for the third quarter and a unit volume increase of 11% for the nine months to-date. The decrease in sales was partially due to unit volume decreases in Canada and South Africa. The 11% point difference in the third quarter and 13% point difference in the nine months to-date between unit volume and combined sales for foreign operations was a result of the lower translated value of foreign-currency-denominated sales. Lower equipment sales were a contributing factor to the sales decrease for the third quarter and nine months to-date.

Unit volume for the Company's Asian operations decreased 37% and 24% for the third quarter and nine months to-date, respectively, over the same periods last year. Asian operations include Malaysia and Indonesia, whose results are included in Other Foreign Operations, and US Exports to Asia, whose results are included in Domestic operations.

Combined gross margin for the Company's other foreign operations was approximately two percentage points higher than last year for the third quarter and approximately three percentage points higher than last year for the nine months to-date. This was due to higher equipment sales in the prior year, which carry lower gross margins than retread rubber products, higher export sales out of Malaysia that yield higher margins, and better manufacturing absorption in Canada.

Combined operating expenses for the third quarter and nine months for the Company's other foreign operations were 16% and 12% higher, respectively, than the same periods last year. The higher operating expenses for both the third quarter and nine months resulted from higher spending on sales and marketing promotional programs, and higher payroll-related costs. Other

                   BANDAG, INCORPORATED AND SUBSIDIARIES


expenses were significantly higher than last year with the majority of the increase due to unfavorable foreign exchange adjustments, primarily in the Company's Asian operations. These unfavorable foreign exchange adjustments were partially offset on a consolidated basis through gains on related hedges entered into by the Company's domestic operation.

Earnings before income taxes for the third quarter and nine months were 38% and 53% lower than the same periods last year due to economic conditions in Asia, which produced the unfavorable foreign exchange adjustment included in expenses.

During the third quarter the Company began making preparations to close the manufacturing facilities in New Zealand. Costs related to the closing of the New Zealand manufacturing facility amounted to a pretax charge of $1,500,000 in the third quarter. The Company will continue to supply New Zealand dealers through shipments from other manufacturing locations.


Impact of Year 2000
-------------------

The Company operates with a combination of purchased and internally-developed software systems. Many of the older computer systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations. The Company will be required to modify or replace software that is not Year 2000 compliant so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter.

Purchased software systems account for a significant portion of the Company's software environment, especially for date-sensitive applications such as Payroll and Accounts Receivable. The Company has performed assessments in recent years to identify clearly non-compliant software systems and to initiate replacement activities. Most of those activities are completed or well underway. The assessment process in North America has been completed and the company now anticipates finishing its Year 2000 remediation process for mission critical mainframe applications by fourth quarter 1999, although work to address cosmetic changes for non-failure date usage could extend into first quarter 2000. Plans call for client-server technology to be compliant by third quarter 1999, communication and network-technology compliance to be compliant by third quarter 1999 and desktop technology to be compliant by year-end 1999. Required changes outside of the Information Systems area will not be significant.

The installed base for the Company's software outside of North America consists primarily of purchased commercial software, or applications written after 1990 which were written Year 2000 compliant. The assessment

                   BANDAG, INCORPORATED AND SUBSIDIARIES


process has been completed for non-software items and plans call for compliance issues in this area to be addressed mid-year 1999.

The Company has shifted new software development efforts to the client-server platform, and has so far been able to obtain sufficient resources in this area, but mainframe development resources remain in short supply and this will affect development on this platform into the year 2000. This delay has not, to this point, significantly affected the Company's business initiatives.

The costs related to the Year 2000 issue are expected to total approximately $12,700,000, which represent an increase of $3,900,000 from our previous published estimate. To date, $7,600,000 of this amount has been spent or committed. We expect approximately 62% of total costs will be recorded as current expense.

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

Financial Condition:
-------------------

Operating Activities.

Net cash provided by operating activities for the nine months ended September 30, 1998, was $5,184,000 less than the amount for the same period last year primarily due to a decrease in net earnings.

Investing Activities.

The Company spent $32,177,000 on capital expenditures for the nine months ended September 30, 1998, compared to $25,220,000 spent for the same period

                      BANDAG, INCORPORATED AND SUBSIDIARIES

last year. The Company typically funds its capital expenditures from operating cash flow. The Company has spent $5,105,000 on tire dealership acquisitions as of September 30, 1998. These acquisitions have been consolidated into TDS.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's purchases of investments exceeded maturities by $12,659,000 during the nine months, leaving total investments at approximately $14,234,000 as of September 30, 1998.

Financing Activities.

Cash dividends totaled $6,003,000 and $18,551,000 for the third quarter and nine months to-date, respectively, compared to totals of $5,694,000 and $17,121,000 for the same periods last year. The Company purchased 887,350 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $28,234,000 during the nine months ended September 30, 1998. Cash dividends and stock purchases were funded from operational cash flows. During the first quarter, the Company paid off $87,224,000 in short-term notes that it had issued in conjunction with the November 1997 TDS acquisitions, and approximately $12,700,000 in various other TDS notes payable assumed in the acquisitions.

The Company continues to have $111,000,000 in funds available under unused lines of credit.

On October 7, 1998, the Company announced that the Board had authorized an additional 2.0 million shares under the Company's share repurchase program. This most recent authorization is in addition to the 82,216 shares as of September 30, 1998, remaining from previous authorizations.

Forward-Looking Information - Safe Harbor Statement.
---------------------------------------------------

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. Such statements are identified by the use of such words as "we continue to believe," "the Company expects," "it believes," "are expected," "we expect," "the Company presently believes," or other words of similar import. Future operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such uncertainties and risks include, but are not limited to, changes in economic conditions in the market areas served by the Company's operations, increased competitive activity, fluctuations in the price paid for raw materials, monetary policy changes in the various countries where the Company has significant operations, continued spending in sales, training, development of information systems and expenses related to developing capabilities to

                      BANDAG, INCORPORATED AND SUBSIDIARIES

provide tire management services for fleet customers, and the risk that dealer capabilities in the markets affected by the TCI agreement may not prove sufficient for adequate fleet coverage.

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

                     BANDAG, INCORPORATED AND SUBSIDIARIES


                                  PART II
                             OTHER INFORMATION

Item 5 - Other Information

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

                     BANDAG, INCORPORATED AND SUBSIDIARIES



Item 6 - Exhibits and Reports on Form 8-K

           (a) Exhibits

             27    Financial Data Schedule (EDGAR filing only)

             27.1 Restated September 1997 Financial Data Schedule (EDGAR filing only)

           (b) Reports on Form 8-K

                   No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                      BANDAG, INCORPORATED AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       BANDAG, INCORPORATED
          (Registrant)






Date:   November 12, 1998         \S\ Martin G. Carver
                                  --------------------------------
                                  Martin G. Carver
                                  Chairman and Chief Executive Officer




Date:   November 12, 1998         \S\ Warren W. Heidbreder
                                  ---------------------------------
                                  Warren W. Heidbreder
                                  Vice President, Chief Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


     Exhibit
     Number                    Exhibit                               Page
     -------                   -------                               ----
       27        Financial Data Schedule (EDGAR filing only)          21

       27.1     Restated September 1997 Financial Data Schedule
                        (EDGAR filing only)                           22