Form 10-K405
period 1998-12-31
BANDAG INC
filed 1999-03-30
CIK 9534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the fiscal year ended December 31, 1998;

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                          Commission File Number 1-7007

                              BANDAG, INCORPORATED
             (Exact name of registrant as specified in its charter)

                   Iowa                                 42-0802143
-------------------------------------------        ----------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)
  2905 North Highway 61, Muscatine, Iowa                52761-5886
-------------------------------------------       -----------------------
 (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: 319/262-1400

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                    Name of each exchange
                                                  on which registered
----------------------------------------    ---------------------------------
     Common Stock - $1 Par Value              New York Stock Exchange and
 Class A Common Stock - $1 Par Value            Chicago Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                       Class B Common Stock - $1 Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1999: Common Stock, $196,126,948; Class A Common Stock (non-voting), $164,774,426; Class B Common Stock, $857,108.

The number of shares outstanding of the issuer's classes of common stock as of March 12, 1999: Common Stock, 9,085,551 shares; Class A Common Stock, 10,787,194 shares; Class B Common Stock, 2,046,043 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of the Shareholders to be held May 4, 1999 are incorporated by reference in Part III.

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

         As a result of a recapitalization of the Company approved by the Company's shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Company. As of March 12, 1999, the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 76% of the votes entitled to be cast in the election of directors and other corporate matters. The "Carver Family" is composed of (i) Lucille A. Carver, a director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entitles for the benefit of the Carver Family members.

         Effective as of November 1, 1997, the Company acquired five franchised dealerships through its wholly owned subsidiary, Tire Distribution Systems, Inc. The aggregate purchase price of the transactions was approximately $158.6 million, which includes the fair market value of 10,000 shares of the Company's Class A Common Stock. TDS acquired five additional smaller dealerships in 1998. TDS is operated through Tire Distribution Systems, Inc. See "TDS" herein.

         On February 5, 1999, Tire Management Solutions, Inc. ("TMS"), a wholly-owned subsidiary of the Company, entered into its first tire management outsourcing contract. The contract is with Roadway Express. Pursuant to the contract, the entire fleet tire management program of Roadway Express was outsourced to TMS. TMS, in turn, subcontracts with over 70 Bandag dealers across the country to provide the outsourced tire services. TMS anticipates that additional tire management outsourcing contracts will be obtained in the future.

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

         The Company and its licensees have 1,372 franchisees worldwide, with 32% located in the United States and 68% internationally. The majority of Bandag's franchisees are independent operators of full service tire distributorships. The Traditional Business' revenues primarily come from the sale of retread material and equipment to its franchisees. The Traditional Business' products compete with new tire sales, as well as retreads produced using other retread processes. The Company concentrates its marketing efforts on existing franchisees and on expanding their respective market penetration. Due to its strong distribution systems, marketing efforts and leading technology, Bandag, through its independent franchisee network, has been able to maintain the largest market presence in the retreading industry.

         The Traditional Business competes primarily in the light and heavy truck tire replacement market. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has independent franchisees in over 118 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company's franchisees make up approximately 15% of the U.S. light and heavy truck tire replacement market. The Company's primary competitors are new tire manufacturers such as The Goodyear Tire & Rubber Company, Bridgestone Corporation and Groupe Michelin. The Goodyear Tire & Rubber Company also competes in the U.S. market as a tread rubber supplier to a combination of company owned and independent retreaders and Groupe Michelin has also recently entered the retread market in the United States.

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

         Trucks and Buses Tread rubber, equipment, and supplies for retreading and repairing truck and bus tires are sold primarily to independent franchisees by the Company who use the Bandag Method for that purpose. Bandag has 1,372 franchisees throughout North America, Central America, South America, Europe, Africa, Far East, Australia and New Zealand. These franchisees are owned and operated by independent franchisees, some with multiple franchises and/or locations. Of these franchisees, 441 are located in the United States. One hundred thirty-eight (138) of Bandag's foreign franchisees are franchised by a licensee of the Company in Australia, and joint ventures in India and Sri Lanka. A limited number of franchisees are trucking companies, which operate retread shops primarily for their own needs. A few franchisees also offer "hot-cap" retreading and most sell one or more lines of new tires.

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

         Direct Sales to Transportation Fleets The Company has entered into contracts with companies pursuant to which Bandag agrees to sell retread tires directly to transportation fleets of such companies and provide maintenance and service for the retread tires (the "Direct Sales Contracts"). Bandag subcontracts the sales, maintenance, and service components of the Direct Sales Contracts to its independent franchisees.

         Other Applications The Company continues to manufacture and supply to its franchisees a limited amount of tread for off-the-road (OTR) tires, industrial tires, including solid and pneumatic, passenger car tires and light commercial tires for light trucks and recreational vehicles.

(c)      Competition

         The Company faces strong competition in the market for replacement truck and bus tires, the principal retreading market, which it serves. The competition comes not only from the major manufacturers of new tires, but also from manufacturers of retreading materials. Competitors include producers of "camelback," "strip stock," and "slab stock" for "hot-cap" retreading, as well as a number of producers of precured tread rubber. Various methods for bonding precured tread rubber to tire casings are used by competitors.

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

(d)      Sources of Supply

         The Company manufactures the precured tread rubber, cushion gum, and related supplies in Company-owned and leased manufacturing plants in the United States, Canada, Brazil, Belgium, South Africa, Mexico, Malaysia and Venezuela. The Company has entered into joint venture agreements in India and Sri Lanka. The Company also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire-handling systems, and other items of equipment used in the Bandag retreading method. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, such as repair patches sold by the Company, are purchased from others.

         The Company purchases rubber and other materials for the production of tread rubber and other rubber products from a number of suppliers. The rubber for tread is primarily synthetic and obtained principally from sources, which most conveniently serve the respective areas in which the Company's plants are located. Although synthetic rubber and other petrochemical products have periodically been in short supply and significant cost fluctuations have been experienced in previous years, the Company to date has not experienced any significant difficulty in obtaining an adequate supply of such materials. However, the effect on operations of future shortages will depend upon their duration and severity and cannot presently be forecast.

         The principal source of natural rubber, used for the Company's cushion gum, is the Far East. The supply of natural rubber has historically been adequate for the Company's purposes. Natural rubber is a commodity subject to wide price fluctuations as a result of the forces of supply and demand. Synthetic prices historically have been related to the cost of petrochemical feedstocks, which were relatively stable prior to 1995. A relationship between natural rubber and synthetic rubber prices exists, but it is by no means exact.

(e)      Patents

         The Company owns or has licenses for the use of a number of United States and foreign patents covering various elements of the Bandag Method. The Company has patents covering improved features, some of which started expiring in 1995 and others that will continue to expire through the year 2011, and the Company has applications pending for additional patents.

         The Company's patent counsel has advised the Company that the United States patents are by law presumed valid and that the Company does not infringe upon the patent rights of others. While the outcome of litigation can never be predicted with certainty, such counsel has advised the Company that, in its opinion, in the event of litigation placing the validity of such patents at issue, the Company's United States patent position should remain adequate.

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

                                       TDS

(a)      General

         The five dealerships that were acquired in November 1997 by Tire Distribution Systems, Inc. ("TDS"), an indirect wholly-owned subsidiary of the Company, were: Universal Tire, Inc. (Nashville, TN); Southern Tire Mart, Inc. (Columbia, MS); J.W. Brewer Tire Co., Inc. (Wheat Ridge, CO): Joe Esco Tire Co. (Oklahoma City, OK); and Sound Tire, Inc. (Auburn, WA). The Company acquired five additional dealerships in 1998. As of December 31, 1998, all of the acquired dealerships were merged into TDS. TDS, which provides new and retread tire products and tire management services to national, regional and local fleet transportation companies, operates 42 Bandag franchise and manufacturing locations and 100 commercial, retail and wholesale outlets in 17 states.

(b)      Markets and Distribution

         TDS offers complete tire management services including: the complete line of Bandag retreads, new tires (commercial, retail and off-the-road), 24-hour road service and alignment. The tire management services are provided over a broad geographic area including the northwest and all across the south. This geographic coverage allows TDS to provide consistent, cost-effective programs, information, products, and services to local, regional and national fleets.

         A  cost  effective  tire  management   service  continues  to  grow  in
importance for fleets of all sizes. The trucking industry continues to consolidate. Trucking fleets are under intense pressure to be cost competitive and reliable in their services. Tire related costs are one of the top operating expenses for trucking fleets. Bandag and its dealer alliance network (including
TDS) are able to provide trucking companies comprehensive tire management services which result in lower tire operating costs for the trucking company while at the same time helping the trucking company increase its service reliability through the same tire management programs.

         TDS markets its products through sales personnel located at each of its commercial locations, retread production facilities and retail facilities. TDS' sales people make personal sales calls on existing customers to ensure satisfaction and loyalty. TDS facilities are generally located near major highway arteries, industrial centers, and customer locations. TDS commercial locations operate as points of sale for retread tires, new tires and services. In addition, the commercial locations operate as a home base for mobile service trucks which must be able to provide customers with reliable and timely emergency service as well as regularly scheduled maintenance service.

         In an effort to fully service its customers,  TDS sells new truck tires
manufactured  by  Bridgestone/Firestone,   Continental/General,   Kelley  Tires,
Yokahama, Cooper, and other manufacturers except for Goodyear and Michelin.

(c)      Competition

         TDS competitors are other tire dealers, which offer competing retread applications, as well as those which are Bandag franchised dealers. In addition, such tire dealers typically sell and service new tires produced by new tire manufacturers and service providers such as The Goodyear Tire & Rubber Company, Bridgestone Corporation and Groupe Michelin. The Goodyear Tire & Rubber Company also competes in the U.S. market as a tread rubber supplier to a combination of company owned and independent retreaders. Groupe Michelin has also recently entered the retread market in the U.S.

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

                                Other Information

         The Company conducts research and development of new products, primarily in the Traditional Business, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $15,909,000 in 1996, $21,113,000 in 1997 and
$18,807,000 in 1998.

         The Company's business has seasonal characteristics, which are tied not only to the overall performance of the economy, but more specifically to the level of activity in the trucking industry. Tire demand does, however, lag the seasonality of the trucking industry. The Company's third and fourth quarters have historically been the strongest in terms of sales volume and earnings.

         The Company has sought to comply with all statutory and administrative requirements concerning environmental quality. The Company has made and will continue to make necessary capital expenditures for environmental protection. It is not anticipated that such expenditures will materially affect the Company's earnings or competitive position.

         As of December 31, 1998, the Company had approximately 4,791 employees.

     Financial Information about Business Segments and Foreign and Domestic
               Operations and Revenues of Principal Product Groups

         Financial Statement "Operations in Different Segments and Different Geographic Areas and Sales by Principal Products" follows on page 9.

Operations in Different Segments and Different Geographic Areas and Sales by Principal Products:
The Company has two operating segments: the manufacture of precured tread rubber, equipment and supplies for retreading tires (Traditional Business) and the sales and maintenance of new and retread tires to principally commercial and industrial customers (TDS).
Information concerning operations for the Company's two operating segments and in different geographic areas and sales by principal products follows (see Note K to Notes to Consolidated Financial Statements):

                                                             Traditional Business
                                                             --------------------

                            North America (4)                 Europe                   Latin America (4)
                            -----------------                 ------                   -----------------
(In millions)             1998     1997     1996      1998      1997      1996       1998     1997      1996      1998
-----------------------------------------------------------------------------------------------------------------------
Net Sales:
  Net sales to
    unaffiliated
    customers (1)(2)     $422.0   $483.4   $470.9    $110.9    $123.0    $129.5     $122.2   $118.1    $108.9   $ 28.0
  Transfers between
    segments               65.7     24.1     13.7       1.0       0.5       1.1
                         ---------------------------------------------------------------------------------------------
  Segment area totals    $487.7   $507.5   $484.6    $111.9    $123.5    $130.6     $122.2   $118.1    $108.9   $ 28.0
  Eliminations
   (deduction)

Total Net Sales

Gross Profit             $219.1   $217.9   $202.1    $  49.6   $ 53.8    $ 59.6     $ 43.8   $ 41.4    $ 37.1   $  9.1
Intangible Amortization     0.6      1.0      1.0
Depreciation Expense       19.8     19.5     20.1        6.1      6.7       7.2        5.9      5.1       4.4      1.1

Earnings (Expense)
  Operating earnings
   (loss)(3)             $ 93.1   $ 87.9   $ 96.7    $   5.3   $  8.8    $ 17.2     $ 15.5   $ 18.9    $ 13.1   $ (0.7)
  Gain on sale of
    stock
  Interest revenue                                                                     1.9      0.8       1.6
  Interest expense                                                                    (0.4)    (0.7)
  Corporate expense
                         ----------------------------------------------------------------------------------------------
Earnings Before
  Income Taxes           $ 93.1   $ 87.9   $ 96.7    $   5.3   $  8.8    $ 17.2     $ 17.0   $ 19.0    $ 14.7   $ (0.7)
Total Assets at
  December 31            $321.8   $312.6   $302.2    $  67.1   $ 73.9    $ 79.7     $ 80.4   $ 74.4    $ 63.8   $ 15.1
Expenditures for
  long-lived assets        33.3     15.8     19.1        4.3      7.5       7.6       10.0     15.1       5.7      1.3
Additions to long-
  lived assets              0.9
Long-lived assets          90.8     86.6     88.9       15.2     16.3      18.3       43.6     40.4      30.7      3.2

Sales by principal
 product:
  Retread products       $404.5   $462.5   $436.5    $ 104.4   $110.5    $120.4     $117.0   $111.4    $104.3   $ 15.4
  New tires                                                                                                        4.8
  Retread tires                                                                                                    5.9
  Other                  $ 17.5   $ 20.9   $ 34.4    $   6.5   $ 12.5    $  9.1     $  5.2   $  6.7    $  4.6   $  1.9


                            Asia (4)                    TDS                       Corporate                   Consolidated
                            --------                    ---                       ---------                   ------------
                           1997     1996      1998     1997       1996      1998     1997     1996      1998      1997     1996
---------------------------------------------------------------------------------------------------------------------------------
Net Sales:
  Net sales to
    unaffiliated
    customers (1)(2)     $ 42.7   $ 47.6    $376.6    $ 55.3                                         $1,059.7    $822.5   $756.9
  Transfers between
    segments                                                                                             66.7      24.6     14.8
                       ---------------------------------------------------------------------------------------------------------
  Segment area totals    $ 42.7   $ 47.6    $376.6    $ 55.3                                         $1,126.4    $847.1   $771.7
  Eliminations
   (deduction)                                                                                          (66.7)    (24.6)   (14.8)

Total Net Sales                                                                                      $1,059.7    $822.5   $756.9

Gross Profit             $ 13.0   $ 16.0    $ 89.7    $ 14.0                                         $  411.3    $340.1   $314.8
Intangible Amortization                        8.0       1.3                                              8.6       2.3      1.0
Depreciation Expense        1.4      1.5       9.4       1.5               0.5       0.4       0.4       42.8      34.6     33.6

Earnings (Expense)
  Operating earnings
   (loss)(3)             $  3.2   $  6.8    $  2.5    $ (2.0)                                        $  115.7    $116.8   $133.8
  Gain on sale of
    stock                                                                         $ 95.1                           95.1
  Interest revenue                                                         7.1       6.7       5.7        9.0       7.5      7.3
  Interest expense                                                       (10.4)    ( 2.6)     (1.2)     (10.8)    ( 3.3)    (1.2)
  Corporate expense                                                      (14.4)    (13.2)     (9.1)     (14.4)    (13.2)    (9.1)
                       ---------------------------------------------------------------------------------------------------------
Earnings Before
  Income Taxes           $  3.2   $  6.8    $  2.5    $ (2.0)           $(17.7)   $ 86.0    $ (4.6)    $ 99.5    $202.9    $130.8
Total Assets at
  December 31            $ 21.2   $ 28.4    $217.2    $217.9            $ 54.1    $199.9    $114.2     $755.7    $899.9    $588.3
Expenditures for
  long-lived assets         1.0      1.6      15.6       1.0               0.9       1.8       0.4       65.4      42.2      34.4
Additions to long-
  lived assets                                12.9     125.1                                             13.8     125.1
Long-lived assets           5.1      7.6     133.9     123.2               1.9       1.6       1.4      288.6     273.2     146.9

Sales by principal
 product:
  Retread products       $ 24.2   $ 26.9    $  -      $  -                                             $641.3    $708.6    $688.1
  New tires                 8.2      8.9     214.1      36.5                                            218.9      44.7       8.9
  Retread tires             7.5      9.1      86.6      11.6                                             92.5      19.1       9.1
  Other                  $  2.8   $  2.7    $ 75.9    $  7.2                                           $107.0    $ 50.1    $ 50.8


(1) No customer accounted for 10% or more of the Company's sales to unaffiliated customers in 1998, 1997, or 1996.
(2) Export sales from North America were less than 10% of sales to unaffiliated customers in each of the years 1998, 1997, and 1996
(3) Aggregate foreign exchange gains (losses) included in determining net earnings amounted to approximately ($3,200,000), $1,500,000 and $1,236,000 in 1998, 1997, and 1996 respectively.
(4) For segment reporting purposes, Mexico and South Africa operations are included in the Latin America segment and New Zealand and Australia operations are included in the Asia segment, consistent with Management's grouping for internal purposes.


Executive Officers of the Company

         The following table sets forth the names and ages of all executive officers of the Company as of March 12, 1999, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his present office:

                                                  Period of                                                   Period in
                                                   Service                 Present Position                    Present
             Name                    Age         with Company                  or Office                        Office

Martin G. Carver*                     50           20 Yrs.         Chairman of the Board, Chief                18 Yrs.
                                                                   Executive Officer and President

Lucille A. Carver*                    81           41 Yrs.         Treasurer                                   40 Yrs.

Nathaniel L. Derby II                 56           28 Yrs.         Vice President, Manufacturing Design         2 Yrs.

Sam Ferrise II                        42           18 Yrs.         Executive Vice President, Chief              1 Yr.
                                                                   Operating Officer

Warren W. Heidbreder                  52           17 Yrs.         Vice President, Chief Financial              2 Yrs.
                                                                   Officer and Secretary

Frederico U. Kopittke                 55            4 Yrs.         Vice President, Latin America                8 Mos.
                                                                   and South America

John C. McErlane                      45           14 Yrs.         Vice President, Marketing and Sales          1 Yr.

*  Denotes that officer is also a director of the Company.

         Mr. Martin G. Carver was elected Chairman of the Board effective June 23, 1981, Chief Executive Officer effective May 18, 1982, and President effective May 25, 1983. Prior to his present position, Mr. Carver was also Vice Chairman of the Board from January 5, 1981 to June 23, 1981.

         Mrs. Carver has, for more than five years, served as a Director and Treasurer of the Company.

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

         Mr. Kopittke joined Bandag in July 1994 as Company Manager of Bandag do Brasil Ltda. He served in that position until March 1998 when he was elected to the office of Vice President, Latin America. In August 1998, he was elected to his current office of Vice President Latin America and South Africa, effective July 13, 1998. Before joining Bandag, Mr. Kopittke was employed for more than 16 years by Nalco Chemical Company in South America.

         Mr. McErlane joined Bandag in 1985. From 1985 through 1995, he held several managerial positions with the Company. In 1996, he was promoted to the position of Director, Marketing. In January 1997, he was promoted to the office of Vice President, Marketing and served in that position until March 1998, when he was elected to his current office of Vice President, Marketing and Sales effective February 16, 1998.

         All of the above-named executive officers have been elected by the Board of Directors and serve at the pleasure of the Board of Directors.

ITEM 2.  PROPERTIES

                              Traditional Business

         The general offices of the Company are located in a Company-owned 56,000 square foot office building in Muscatine, Iowa.

         The tread rubber manufacturing plants of the Company are located to service principal markets. The Company operates thirteen of such plants, five of which are located in the United States, and the remainder in Canada, Belgium, South Africa, Brazil (two plants), Mexico, Malaysia, and Venezuela. The plants vary in size from 9,600 square feet to 194,000 square feet with the first plant being placed into production during 1959. All of the plants are owned in fee except for the plants located in Malaysia and Venezuela, which are under standard lease contracts.

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

         Construction of a new 83,000 square foot training and conference center was completed in early 1999 in Muscatine, Iowa.

         In addition, the Company mixes rubber and produces cushion gum and envelopes at a Company-owned 168,000 square foot plant in California. The Company owns its European headquarters facility in Belgium and a 129,000 square foot warehouse in the Netherlands.

                                  TDS Business

         TDS currently owns 45 and leases 87 facilities. Forty-two contain space for TDS' retread production and 116 contain space for commercial, retail and wholesale operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, maintenance and various other items.

         In the opinion of the Company, its properties are maintained in good operating condition and the production capacity of its plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

ITEM 3.  LEGAL PROCEEDINGS

         None, except for legal actions in the ordinary course of the Company's business, none of which the Company considers material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
         MATTERS.

         Information concerning cash dividends declared and market prices of the Company's Common Stock and Class A Common Stock for the last three fiscal years is as follows:

                                          1998          % Change        1997              % Change          1996
                                          ----          --------        ----              --------          ----
   Cash Dividends Per
   Share-Declared
   First Quarter                       $ 0.2750                        $ 0.2500                           $ 0.2250
   Second Quarter                        0.2750                          0.2500                             0.2250
   Third Quarter                         0.2750                          0.2500                             0.2250
   Fourth Quarter                        0.2850                          0.2750                             0.2500
                                     --------------- --------------- ----------------- -------------- ----------------
   Total Year                            1.1100            8.3         $ 1.0250             10.8          $ 0.9250

   Stock Price Comparison (1)
      Common Stock
   First Quarter                          $53.31  - 59.13                $45.00  -  51.88                  $50.25  - 55.88
   Second Quarter                          39.00  - 59.75                 46.38  -  51.75                   47.38  - 52.75
   Third Quarter                           29.88  - 42.06                 47.94  -  54.13                   44.50  - 49.50
   Fourth Quarter                          28.31  - 39.94                 48.38  -  55.75                   46.13  - 49.38
   Year-end Closing Price                           39.94                           53.44                            47.38
      Class A Common Stock
   First Quarter                          $48.00  - 54.38                $45.25  -  50.38                  $48.75  - 54.00
   Second Quarter                          34.50  - 54.00                 45.00  -  49.50                   46.63  - 51.50
   Third Quarter                           28.44  - 39.50                 47.50  -  53.44                   43.50  - 48.00
   Fourth Quarter                          27.38  - 35.13                 46.38  -  52.00                   45.25  - 47.88
   Year-end Closing Price                           34.88                           47.88                            45.75

(1)      High and low  composite  prices in trading on the New York and  Chicago
         Stock Exchanges  (ticker symbol BDG for Common Stock and BDGA for Class
         A Common Stock) as reported in The Wall Street Journal.

         The approximate number of record holders of the Company's Common Stock as of March 12, 1999, was 2,319, the number of holders of Class A Common Stock was 1,268 and the number of holders of Class B Common Stock was 246. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

Sale of Unregistered Securities

         On November 9, 1998, the Company issued 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock to Martin G. Carver pursuant to his exercise of stock options for an aggregate consideration of $925,000. No underwriters were engaged in connection with the foregoing sale. The issuance of the foregoing securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain Selected Financial Data for the periods and as of the dates indicated:

                                                  1998(2)       1997 (2)        1996          1995           1994
                                               ------------------------------------------------------------------------
(In thousands, except per share data)
Net Sales                                         $1,059,669     $822,523       $756,925      $740,363       $650,567
Net Earnings(1)                                       59,319      121,994         81,604        97,027         93,994
                                               ------------------------------------------------------------------------

Total Assets                                        $755,729     $899,904       $588,342      $554,159       $582,146
Long-term Debt and Other Obligations                 109,757      123,195         10,125        11,857         12,252
Net Earnings Per Share:
    Basic Earnings Per Share                           $2.64        $5.35          $3.46         $3.84          $3.53
    Diluted Earnings Per Share                         $2.63        $5.33          $3.44         $3.82          $3.51
Cash Dividends Per Share-Declared                    $1.1100      $1.0250        $0.9250       $0.8250        $0.7250

(1)      Includes  in 1998 the effect of  non-recurring  charges  of  $4,205,000 pretax,  $1,174,000  after tax, or $.05 per diluted  share,  related to costs associated with the closure of foreign  manufacturing  facilities and other restructuring costs.

         Includes  in 1997 the  effect  of a  non-recurring  gain on the sale of marketable equity securities of $95,087,000 pre-tax,  $55,800,000 after
         tax,  or  $2.44  per  diluted  share,  and  non-recurring   charges  of
         $16,500,000  pre-tax,  $9,900,000 after tax, or $.43 per diluted share, related to the closing of a manufacturing facility and exit cost from a rubber recycling venture.

(2)      During 1997 the Company's subsidiary,  Tire Distribution Systems, Inc., acquired five tire  dealerships  whose  operations  are included in the consolidated  financial statements from November 1, 1997, the effective date of the acquisitions. In addition, Tire Distribution Systems, Inc.,
         acquired  five  other  tire   dealerships  in  1998  whose  results  of
         operations are included in the 1998 consolidated  financial  statements from the date of each acquisition.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

GENERAL

Results include both the Company's Traditional Business and Tire Distribution Systems, Inc. (TDS). The comparability of operating results between years is affected by TDS, which commenced operations effective November 1, 1997, with the acquisition of five tire dealerships and which acquired several additional dealerships throughout 1998, and also by certain non-recurring items.

Consolidated net sales in 1998 increased 29% from 1997. This increase was solely attributable to the TDS operations, as Traditional Business net sales were 5% below the prior year. Of this

5% decrease, approximately 2 percentage points were a result of lower translated value of the Company's foreign-currency-denominated sales. The remaining 3-percentage-point decrease resulted from lower equipment sales. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to previous years with the third and fourth quarters being the strongest for both sales and earnings. Both business segments were similarly affected.

Gross profit margin for the Company's Traditional Business increased by 1.7 percentage points due to lower raw material costs in the U.S. and Mexico. Gross profit margins in Europe, Brazil and South Africa remained steady. Inclusion of the TDS operations, which operate at a lower gross margin, decreased consolidated gross margin by 2.6 percentage points.

Consolidated operating and other expenses in 1998 increased 32% from 1997. A full year of TDS operating and other expenses accounted for 29 percentage points of this increase. The remaining 3-percentage-point increase in operating and other expenses was attributable to continued business development, and the rationalization of unnecessary infrastructure to improve profitability. The additional business development spending was to improve capabilities to further build the dealer alliance and to prepare the Company for the introduction of tire management outsourcing in early 1999. The lower Traditional Business sales and the higher operating expenses resulted in a net earnings decline of 20% in 1998 before non-recurring items. The Company's consolidated effective income tax rate of 40.4% was higher than the previous year's rate of 39.9% principally due to the impact of a full year of nondeductible TDS goodwill amortization.

Diluted earnings per share were $2.63 in 1998 compared to $5.33 in 1997. The prior year included the effect of a non-recurring gain on the sale of marketable equity securities of $55,800,000 after tax, or $2.44 per diluted share, and non-recurring charges of $9,900,000, net of tax benefits, or $.43 per diluted share, related to the closing of a manufacturing facility and exit costs from a rubber recycling venture. Fourth quarter and full year 1998 diluted earnings per share benefited by $.12 per diluted share as a result of a lower effective tax rate in the fourth quarter compared to the prior year. Refer to Note B of the notes to the consolidated financial statements for discussion of 1998 non-recurring items.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America were 4% below the prior year due to 1% lower retread material unit volume, 2% from the absence of sales from the rubber recycling venture, and 1% attributable to product mix. Gross profit margin improved 2 percentage points because average raw material costs were lower than 1997's average. As a result of the higher gross profit margin and lower expenses, earnings before income taxes in 1998 increased 6% from the prior year.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe declined 9% from 1997, despite a slight increase in retread material unit volume. Four percentage points of the decline were due to the lower translated value of the Belgian franc. The remaining 5-percentage-point decline resulted mainly from lower equipment sales. Gross profit margin in 1998 increased 1% from 1997, with the lower sales offset by decreased lower-margin equipment sales and lower per unit capacity costs due to higher production. Operating expenses decreased 1% from the prior year due to the lower translated value of the Belgian franc. In local currency, 1998 operating expenses were 2% over 1997 due to restructuring costs and additional bad debt expense. Principally as a result of the lower sales, earnings before income taxes declined by 40% over the previous year.

The Company's exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred to internally as Latin America. Latin America exceeded prior year retread material unit volume by 11%, but net sales increased only 3% due to lower equipment sales in Brazil, Mexico, the Andean area and South Africa, and the lower translated value of foreign currencies. Gross profit margin increased by 1 percentage point over the previous year mainly due to lower raw material costs and higher production in Mexico. The other areas were basically even with the prior year. The volume growth in Brazil and Mexico drove a 29% increase over the prior year in operating expenses. Also contributing to the operating expense increase were severance and higher staffing expense. Principally because of the higher operating expenses, earnings before income taxes were 11% below last year.

The Company's exports from North America to markets in Asian countries, along with operations in New Zealand, Indonesia and Malaysia and a licensee in Australia are combined under one management group referred to internally as Asia. Net sales declined 34% in Asia as a result of a 17% decline in retread material unit volume, lower equipment sales in Malaysia, reduced new tire sales in New Zealand and the devaluation of currencies throughout Asia. Gross profit margin increased 2 percentage points from 1997 due to the absence of lower-margin equipment sales in Malaysia, increased higher-margin export sales from Malaysia and higher production in Indonesia. Operating expenses declined 8% from the prior year due to the devalued local currencies. Principally because of the significant drop in net sales, earnings before income taxes were 123% below the previous year.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS operating results reflect a full year for 1998. Net sales and earnings before income taxes and interest for TDS were $376,557,000 and $2,517,000, respectively. TDS had to replace two major new tire brands during the year, but same store sales were down only slightly on a full-year pro forma basis. From an operating perspective, TDS continued to make progress in integrating the acquired dealerships. The TDS integration strategy calls for the sale of acquired retail or manufacturing locations in markets more appropriately served by other independent Bandag dealers. For this reason, during 1998 several locations were sold to independent Bandag dealers. In addition, a wholesale business was closed and several retail locations were consolidated.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

GENERAL

Consolidated results included the operations of both the Company's Traditional Business and, beginning effective November 1, 1997, TDS, which acquired five tire dealerships as of that date.

Consolidated net sales in 1997 increased 9% from 1996. TDS accounted for approximately 7% of consolidated net sales or approximately 78% of the increase. The remaining 2% increase was 4% lower than the corresponding increase in retread material unit volume because of 3% lower translated value of the Company's foreign-currency-denominated sales (primarily the Belgium franc), coupled with 1% lower equipment sales. The Company's seasonal sales pattern, which is tied to trucking industry activity, was similar to previous years with the third and fourth quarters being the strongest for both sales and earnings.

Gross profit margin for the Company's Traditional Business increased by .7 percentage points due to higher production to support increased sales and manufacturing efficiencies. Raw material costs, on average, remained relatively flat. Inclusion of the TDS operations, which operate at a lower gross margin, decreased consolidated gross margin by .2 percentage points.

Consolidated operating and other expenses in 1997 increased 16% from 1996. TDS accounted for 8% of these expenses or one-half of the total increase. The remaining 8% increase in operating and other expenses was related to increased spending for Sales & Marketing staffing and programs, employee training, and higher R&D for the Traditional Business segment. This 8% increase resulted in a net earnings decline for the Traditional Business in 1997 of 3% before non-recurring items. The Company's consolidated effective income tax rate of 39.9% was higher than the 1996 rate of 37.6% principally due to higher state income taxes.

Diluted earnings per share were $5.33 in 1997 compared to $3.44 in 1996. Non-recurring items included a net gain of approximately $55,800,000 after taxes, related to the sale of marketable equity securities. This non-recurring gain was partially offset by non-recurring charges which included provisions of $2,100,000, net of tax benefits, for the closing of a manufacturing facility and $7,800,000, net of tax benefits, to cover exit costs from a rubber recycling venture.

TRADITIONAL BUSINESS

Net sales in North America were 5% higher than 1996 primarily due to a higher volume of retread rubber partially offset by a lower volume of equipment sales. Average raw material costs for 1997 were approximately flat compared to the 1996 average but higher production to support higher sales resulted in better absorption of fixed manufacturing costs. As a result, gross profit margin increased by 1 percentage point compared to the margin in 1996. North American 1997 earnings before income taxes declined 9% from 1996 due to increased operating expenses in support of marketing programs and building capabilities within the organization, as part of the Company's commitment to building an alliance with its dealers and end-users.

In Europe, net sales declined 5% from 1996. The decline occurred because of the unfavorable impact of a stronger U.S. dollar on the translated value of the Company's foreign-currency-denominated sales, offset by an increase in unit volume. Gross profit margin in 1997 decreased approximately 2 percentage points compared to 1996 due to higher per unit manufacturing costs. Earnings before income taxes declined by 49% over 1996.

Latin America exceeded retread material unit volume in 1997 by 11% over 1996, but net sales increased by only 8% in 1997 compared to 1996 due to the delay in U.S. dollar price increases versus the devalued currencies in South Africa and Brazil. To remain competitive with local competitors, who are not affected by exchange rate fluctuations, the Company must absorb the gap between inflation and devaluation. Gross margin increased 1 percentage point from 1996 due to higher volumes, resulting in improved production efficiencies. Operating expenses increased 18% over 1996 due to the volume increase and higher personnel costs and professional fees. As a result of the higher volume and gross profit margin, earnings before income taxes increased 31% over 1996.

Asia net sales declined 10% in direct proportion to retread material unit volume. Gross profit margin dropped 3 percentage points due to lower margins on equipment sales and low margin from the Company's start-up operation in Indonesia. Operating expenses increased 36% over 1996 because of expenses in Indonesia and increased spending to build marketing capabilities in the region. Due to the reasons stated above, earnings before income taxes were 53% below 1996.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS results were included for the two-month period since the acquisition of the five tire dealerships through December 31, 1997. Net sales and net loss for TDS were $55,304,000 and $1,976,000, respectively.

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

IMPACT OF CHANGING FOREIGN CURRENCIES

1998 sales and net earnings before income tax from the Company's Brazilian operations were 7% and 15%, respectively, of total consolidated results. In January 1999, Brazil experienced a major devaluation of its currency, the real. Except for approximately $4,000,000 in intercompany debt denominated in U.S. dollars, assets and liabilities of the Company's operations are denominated in local currency. In local currencies, the loss on revaluation of the intercompany debt was offset by gains on short-term investments which were indexed to U.S. dollars. Because the real is the functional currency, except for the intercompany borrowing and the indexed short-term investments, the Company's operations should not be significantly impacted from a transactional standpoint. The extent of the adverse impact in U.S. dollars from translating local operating results into U.S. dollars depends upon the Company's ability to increase prices to recover the lost value, which is uncertain as of this writing. Similarly, the adverse effect of the real devaluation on operating results cannot be established at this time.

CAPITAL RESOURCES AND LIQUIDITY

At the end of 1998, current assets exceeded current liabilities by $264,215,000. Cash and cash equivalents totaled $37,912,000 at December 31, 1998, decreasing by $158,488,000 during the year. The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments. These investments increased by $8,146,000 from the prior year.

The only changes in working capital requirements are for normal business growth. The Company funds its capital expenditures from the cash flow it generates from operations. During 1998, the Company spent $65,375,000 for capital expenditures, of which approximately $8,900,000 was related to the Bandag, Incorporated Learning Center in Muscatine, Iowa. The Company believes that spending in recent years is representative of future capital spending needs. In addition, the Company made $17,542,000 in cash payments for 1998 acquisitions of TDS businesses.

As of December 31, 1998, the Company had available uncommitted lines of credit totaling $71,000,000 in the United States for working capital purposes. Also, the Company's foreign subsidiaries had approximately $32,000,000 in credit and overdraft facilities available to them. From time to time during 1998, the Company borrowed funds to supplement operational cash flow needs or to settle intercompany transactions. The Company's long-term liabilities totaled $109,757,000 at December 31, 1998, which is approximately 19% of the combined total of long-term liabilities and stockholders' equity; this is a decrease of $13,438,000 from December 31, 1997.

During the year, the Company purchased 918,000 shares of its outstanding Common Stock and Class A Common Stock for $29,353,000 at prevailing market prices and paid cash dividends amounting to $24,867,000. The Company generally funds its dividends and stock repurchases from the cash flow generated from its operations. Historically the Company has utilized excess funds to purchase its own shares.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

The Company is exposed to market risk from changes in interest rates, foreign exchange rates, and commodity prices. To mitigate such risks, the Company enters into various hedging transactions. All hedging transactions are authorized and executed pursuant to clearly defined Company Treasury policies and procedures, which strictly prohibit the use of financial instruments for trading purposes. Analytical techniques and selective hedging instruments are applied to manage and monitor such market exposures.

Foreign Currency Exposure

Foreign currency exposures arising from cash flow transactions include firm commitments and anticipatory transactions. Translation exposure is also part of the overall foreign exchange risk. The Company's exposure to foreign currency risks exists primarily with the Brazilian real, Canadian dollar, Mexican peso, Japanese yen and major European currencies. The Company regularly enters into foreign currency contracts primarily using foreign exchange forward contracts and options to hedge most of its firm commitment exposures. The Company also employs foreign exchange forward contracts as well as option contracts to hedge approximately 40% - 60% of its anticipated future cash flow transactions over a period of one year. The notional amount of these contracts at December 31, 1998, was $4,800,000. The Company also limits its exposure to foreign currency fluctuations by entering into offsetting asset or liability positions and by establishing and monitoring limits on unmatched positions. The Company's pretax earnings from foreign subsidiaries and affiliates translated into U.S. dollars using a weighted average exchange rate was $30,172,000 for the year ending December 31, 1998. On that basis, the potential loss in the value of the Company's pretax earnings from foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would amount to $2,500,000.

Interest Rate Exposure

In order to mitigate the impact of fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long-term basis. At December 31, 1998, while the total outstanding short-term debt of the Company was $2,091,000, the total outstanding long-term debt for the same period was $100,000,000. At year-end, the fair value of the Company's long-term debt was $105,656,000. In addition, at December 31, 1998, the fair value of securities held for investment was $21,236,000. The fair value of the Company's total long-term debt and its securities held for investment would not be materially affected by a hypothetical 10% adverse change in interest rates. Therefore, the effects of interest rates changes in the fair value of the Company's financial instruments are limited.

Commodities Exposure

Due to the nature of its business, the Company procures almost all of its synthetic rubber used in manufacturing tire tread at quarterly fixed rates using contracts with the Company's main suppliers. Based on 1998 results, a hypothetical 10% change in synthetic rubber prices could result in a maximum $15,000,000 change to cost of goods sold.

IMPACT OF YEAR 2000

The Company operates with a combination of purchased and internally-developed software systems. Many of the older computer systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations. The Company will be required to modify or replace software that is not Year 2000 compliant so that its computer systems will function properly with respect to dates related to the Year 2000.

Purchased software systems account for a significant portion of the Company's global software environment, especially for date-sensitive applications such as payroll and accounts receivable. The Company has performed inventories in recent years to identify clearly non-compliant software systems and to initiate replacement activities.

The Company has assessed the Year 2000 issue in North America and that process has now been completed, except for desktop hardware, which is still underway. The Company now anticipates finishing its global Year 2000 remediation process for mission critical mainframe and mid-range applications by fourth quarter 1999, although work to address cosmetic changes for non-failure date usage could extend into first quarter 2000. Plans call for client-server technology to be compliant by third quarter 1999, communication and network-technology to be compliant by third quarter 1999 and desktop technology to be compliant by year-end 1999. Required changes outside of the Information Systems area should not be significant.

The installed base for the Company's software outside of North America consists primarily of purchased commercial software, or applications written after 1990 which were written Year 2000 compliant. The assessment process has been completed for non-software items and plans call for compliance issues in this area to be addressed mid-year 1999.

The Company is shifting new software development efforts to the client-server platform, and has so far been able to obtain sufficient resources in this area, but mainframe development resources remain in short supply and this will affect development on this platform into the Year 2000. This delay has not, to this point, significantly affected the Company's business initiatives.

The costs related to the Year 2000 issue are expected to total approximately $14,400,000, which represents an increase of $1,700,000 from the Company's previous published estimate. To date, $5,400,000 of this amount has been spent and contracts and purchase orders have been executed for an additional $3,400,000. The Company expects approximately 50% of total costs, which are for contracted services, to be recorded as current expense and the remaining half of the costs, which are to replace hardware and software and upgrade existing hardware, to be capitalized.

The Company presently believes that with a combination of actions, including modification of existing software, conversion to newer versions of purchased software and replacement with new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. On the other hand, if such modifications and conversions are not made or are not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company. In addition to remediation actions, the Company's contingency plans will be reviewed and updated to address Year 2000 risks.

During 1999, the Company will continue to have formal communications with its significant suppliers and large customers to determine the extent to which the Company's activities would be impacted by those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company relies will be corrected on a timely basis and therefore have no adverse effect on the Company.

The Company has assessed its own products to determine if it has exposure to contingencies related to the Year 2000 issue and it believes any such exposure will not be material.

EURO CONVERSION

On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies ("legal currencies") and one common currency, the Euro. The Euro is now trading on currency exchanges and may be used in certain transactions such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be issued, and legal currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for the Company primarily consists of sales to certain customers and payments to certain suppliers. The Company is currently addressing the issues involved with the new currency, which include converting information technology systems, recalculating currency risk, and revising processes for preparing accounting and taxation records. Based on the work completed so far, the Company does not believe the Euro conversion will have a significant impact on the results of its operations or cash flows.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements can be identified as such because the context of the statement includes phrases such as "believes," "could," "anticipates," "should," "would," "expects," and "are expected," or other words of similar import. Similarly, statements that describe future plans or strategies are also forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those currently anticipated. Factors which could affect actual results include the effect of currency exchange rates; the devaluation of foreign currencies, particularly the Brazilian real; the effectiveness of the Company's hedging techniques; the actual Year 2000 expenses; and the timely remediation of Year 2000 problems by the Company, its suppliers and its customers. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and Bandag, Incorporated undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         See the discussion under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Operations and Financial Condition," which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                        Page
Report of Independent Auditors                                           24
Consolidated Balance Sheets as of
  December 31, 1998, 1997 and 1996                                       25
Consolidated Statements of Earnings for
  the Years Ended December 31, 1998, 1997 and 1996                       26
Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1998, 1997 and 1996                           27
Consolidated Statements of Changes in Stockholders'
  Equity for the Years Ended December 31,
  1998, 1997 and 1996                                                    28
Notes to Consolidated Financial Statements                               30

                         Report of Independent Auditors


Stockholders and Board of Directors
Bandag, Incorporated

We have audited the accompanying consolidated balance sheets of Bandag, Incorporated and subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag,
Incorporated and subsidiaries at December 31, 1998, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Chicago, Illinois

January 29, 1999

BANDAG, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
                                                                                   December 31
                                                                -------------------------------------------------
(In thousands)                                                      1998              1997             1996
                                                                -------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                                   $      37,912    $    196,400      $      31,453
  Investments - Note D                                                9,721           1,575              2,089
  Accounts receivable, less allowance
     (1998 - $18,724; 1997 - $12,707;
     1996 - $13,320)                                                217,299         231,648            206,732
  Inventories:
    Finished products                                                96,889          90,228             44,704
    Material and work in process                                     14,845          17,295             14,228
                                                                --------------   ---------------   --------------
                                                                    111,734         107,523             58,932

  Deferred income tax assets                                         48,097          41,505             29,138
  Prepaid expenses and other current assets                          14,361          20,343             13,356
                                                                --------------   ---------------   --------------
      Total Current Assets                                          439,124         598,994            341,700

Property, Plant, and Equipment, on the
 basis of cost:
  Land                                                               12,444           8,494              3,671
  Buildings and improvements                                        107,240          98,769             85,445
  Machinery and equipment                                           351,949         326,632            292,956
  Construction and equipment installation
   in progress                                                       32,112          25,551             12,520
                                                                --------------   ---------------   --------------
                                                                    503,745         459,446            394,592
  Less allowances for depreciation and amortization                (290,699)       (261,846)          (249,457)
                                                                --------------   ---------------   --------------
                                                                    213,046         197,600            145,135

Marketable Equity Securities - Note D                                                                   79,035
Intangible Assets, less accumulated amortization
   (1998 - $14,157; 1997 - $5,516; 1996 - $3,235)                    75,539          75,627              1,753
Other Assets                                                         28,020          27,683             20,719
                                                                --------------   ---------------   --------------
    Total Assets                                              $     755,729    $    899,904      $     588,342
                                                                ==============   ===============   ==============

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                            $      38,286    $     52,100      $      28,744
  Accrued employee compensation and benefits                         27,498          28,874             23,532
  Accrued marketing expenses                                         37,044          32,608             32,872
  Other accrued expenses                                             40,623          66,921             34,076
  Dividends payable                                                   6,257           6,274              5,731
  Income taxes payable                                               13,704          20,039             12,254
  Short-term notes payable and current portion
    of other obligations                                             11,497          99,726              2,005
                                                                --------------   ---------------   --------------
    Total Current Liabilities                                       174,909         306,542            139,214

Long-term Debt and Other Obligations - Note E                       109,757         123,195             10,125
Deferred Income Tax Liabilities                                       3,766           6,753             28,136
Stockholders' Equity - Note H
  Common Stock; $1.00 par value; authorized - 21,500,000
    shares; Issued and outstanding - 9,083,797 shares
    in 1998; 9,751,063 shares In 1997; 9,842,861
    shares in 1996                                                    9,084           9,751              9,843
  Class A Common Stock; $1.00 par value; authorized -
    50,000,000 shares; Issued and outstanding -
    10,824,974 shares in 1998; 11,013,561 shares
    In 1997; 11,027,759 shares in 1996                               10,825          11,014             11,028
  Class B Common Stock; $1.00 par value; authorized -
    8,500,000 shares;  Issued and outstanding -
    2,046,577 shares in 1998; 2,048,785 shares
    In 1997; 2,051,984 shares in 1996                                 2,047           2,049              2,052
  Additional paid-in capital                                          7,287           6,052              4,069
  Retained earnings                                                 452,274         445,887            355,663
  Accumulated other comprehensive income:
   Unrealized gain on securities available-for-sale,
     net of related tax  effect (1996 - $20,765)                                                        33,854
   Equity adjustment from foreign currency translation              (14,220)        (11,339)            (5,642)
                                                                --------------   ---------------   --------------
     Total Stockholders' Equity                                     467,297         463,414            410,867
                                                                --------------   ---------------   --------------
       Total Liabilities and Stockholders' Equity             $     755,729    $    899,904      $     588,342
                                                                ==============   ===============   ==============


See notes to consolidated financial statements.

                                                                      Year Ended December 31
BANDAG, INCORPORATED AND SUBSIDIARIES                         ---------------------------------------------------
Consolidated Statements of Earnings
(In thousands, except per share data)                               1998               1997              1996
                                                              ---------------------------------------------------
Income
  Net sales                                                   $    1,059,669    $      822,523    $      756,925
  Gain on sale of marketable equity
    securities - Note D                                               95,087
  Other income                                                        19,829            14,092            12,074
                                                                -------------     -------------     -------------
                                                                   1,079,498           931,702           768,999

Costs and expenses
  Cost of products sold                                              648,366           482,387           442,149
  Engineering, selling, administrative
   and other expenses                                                316,642           226,560           194,834
  Non-recurring charges - Note B                                       4,205            16,500
  Interest                                                            10,772             3,339             1,236
                                                                -------------     -------------     -------------
                                                                     979,985           728,786           638,219
                                                                -------------     -------------     -------------
    Earnings Before Income Taxes                                      99,513           202,916           130,780
  Income Taxes - Note F                                               40,194            80,922            49,176
                                                                -------------     -------------     -------------
    Net Earnings                                              $       59,319    $      121,994    $       81,604
                                                                =============     =============     =============

    Net Earnings Per Share - Note G:
      Basic                                                   $         2.64    $         5.35    $         3.46
                                                                -------------     -------------
                                                                                                    -------------
      Diluted                                                 $         2.63    $         5.33    $         3.44
                                                                -------------     -------------     -------------



See notes to consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES                                                  Year Ended December 31
                                                                          -------------------------------------------------
Consolidated Statements of Cash Flows
(In thousands)                                                               1998               1997              1996
                                                                          -------------------------------------------------
Operating Activities
  Net earnings                                                           $    59,319       $   121,994        $    81,604
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Provisions for depreciation and amortization                              51,410            36,857             34,595
    Change in deferred income taxes                                           (9,758)          (13,375)             1,367
    Gain on sale of marketable equity securities                                               (95,087)
    Other                                                                     (2,306)           (9,680)            (5,883)
    Change in operating assets and liabilities, net of
      effects from acquisitions
      of businesses:
      Accounts receivable                                                     16,964            11,863             (9,959)
      Inventories                                                             (1,378)              847             (7,401)
      Prepaid expenses and other current assets                                4,771            (6,824)            (1,921)
      Accounts payable and other accrued expenses                            (26,246)           16,577             19,063
      Income taxes payable                                                    (6,168)            8,130              2,582
                                                                          ------------      -------------      ------------
    Net Cash Provided by Operating Activities                                 86,608            71,302            114,047

Investing Activities
  Additions to property, plant and equipment                                 (65,375)          (42,223)           (34,388)
  Proceeds from dispositions of property, plant, and equipment                 4,128             4,117                506
  Purchases of investments                                                   (20,941)           (3,645)           (18,205)
  Maturities of investments                                                   12,795             4,159             25,889
  Payments for acquisitions of businesses                                    (17,542)          (47,659)
  Sale of marketable equity securities                                                         119,558
                                                                          ------------      -------------      ------------
    Net Cash Provided by (Used in) Investing Activities                     (86,935)            34,307            (26,198)

Financing Activities
  Proceeds from short-term notes payables                                    48,590             11,491             42,902
  Proceeds from issuance of long-term debt                                                     100,000
  Principal payments on short-term notes payable and long-term             (151,328)           (18,422)           (45,246)
obligations
  Cash dividends                                                            (24,867)           (23,395)           (21,785)
  Purchases of Common Stock and Class A Common Stock                        (29,353)            (8,643)           (61,691)
                                                                          ------------      -------------      ------------
    Net Cash Provided by (Used in) Financing Activities                    (156,958)            61,031            (85,820)

Effect of exchange rate changes on cash and cash equivalents                 (1,203)            (1,693)            (1,593)
                                                                          ------------      -------------      ------------
    Increase (Decrease) in Cash and Cash Equivalents                       (158,488)           164,947                436
Cash and cash equivalents at beginning of year                              196,400             31,453             31,017
                                                                          ------------      -------------      ------------
    Cash and Cash Equivalents at End of Year                            $    37,912        $   196,400        $    31,453
                                                                          ============      =============      ============


See notes to consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity


                                                 Common Stock Issued  Class A Common Stock     Class B Common      Additional
                                                   and Outstanding         Issued and         Stock Issued and      Paid-In
                                                                           Outstanding          Outstanding         Capital

IN THOUSANDS, EXCEPT SHARE DATA                   Shares     Amount     Shares     Amount    Shares     Amount
                                                -----------------------------------------------------------------------------

Balance at January 1, 1996                      10,112,164  $10,112   11,711,344  $11,711   2,355,352   $2,355      $2,493
  Net earnings for the year
  Other comprehensive income,
   net of tax:
   Unrealized gain on securities
    available-for-sale,
    net of deferred income
    taxes of $9,065
   Adjustment from foreign
    currency translation

  Other comprehensive income
   for the year

  Comprehensive income
   for the year

  Cash Dividends - $.9250
    per share
  Conversion of Class B
    Common Stock to
    Common Stock - Note H                          303,368      303                          (303,368)    (303)
  Common Stock and Class A
    Common Stock issued
    under Restricted Stock
    Grant Plan - Note H                              7,610        8        7,610        8                              698
  Forfeitures of Common Stock
    and Class A Common
    Stock under Restricted
    Stock Grant Plan - Note H                         (110)       0         (110)       0                              (10)
  Common Stock and Class A
    Common Stock issued
    under Stock Award Program
    Plan- Note H                                     2,636        3        2,638        2                              262
  Common Stock and Class A
    Common Stock issued
    under Defined Contribution
    Plan- Note I                                    10,450       10       10,738       11                            1,050
  Purchases of Common Stock
    and Class A Common Stock                      (593,257)    (593)    (704,461)    (704)                            (424)
                                                ---------------------------------------------------------------------------
Balance at December 31, 1996                     9,842,861   $9,843   11,027,759  $11,028   2,051,984   $2,052      $4,069

  Net earnings for the year
  Other comprehensive income,
    net of tax:
   Unrealized gain on securities
     available-for-sale
   Adjustment from foreign
     currency translation

  Other comprehensive income
   for the year

  Comprehensive income
   for the year

  Cash Dividends - $1.0250
   per share
  Conversion of Class B
   Common Stock to
   Common Stock - Note H                             3,199        3                            (3,199)      (3)
  Common Stock and Class A
   Common Stock issued
   under Restricted Stock
   Grant Plan - Note H                               6,840        6        6,840        7                              662
  Forfeitures of Common
    Stock and Class A Common
    Stock under Restricted
    Stock Grant Plan - Note H                       (2,145)      (2)      (1,765)      (2)                            (193)
  Common Stock and Class A
    Common Stock issued
    under Stock Award Program
    Plan- Note H                                     2,708        3        2,708        3                              245
  Purchases of Common Stock
    and Class A Common Stock                      (122,400)    (122)     (51,981)     (52)                             (93)
  Stock options exercised                           20,000       20       20,000       20                              885
  Stock issued in acquisition
    of businesses - Note C                                                10,000       10                              477
                                                ---------------------------------------------------------------------------
Balance at December 31, 1997                     9,751,063   $9,751   11,013,561  $11,014   2,048,785   $2,049      $6,052


                                                  Retained  Accumulated
                                                  Earnings     Other

                                                            Comprehensive Comprehensive
                                                               Income        Income
                                                  -----------------------------------------
Balance at January 1, 1996                        $355,814     $17,494
  Net earnings for the year                         81,604                   $ 81,604
  Other comprehensive income,
   net of tax:
   Unrealized gain on securities
    available-for-sale,
    net of deferred income
    taxes of $9,065                                             14,286         14,286
   Adjustment from foreign
    currency translation                                        (3,568)        (3,568)
                                                                             --------
  Other comprehensive income
   for the year                                                                10,718
                                                                             --------
  Comprehensive income
   for the year                                                              $ 92,322
                                                                             ========
  Cash Dividends - $.9250
    per share                                      (21,785)
  Conversion of Class B
    Common Stock to
    Common Stock - Note H
  Common Stock and Class A
    Common Stock issued
    under Restricted Stock
    Grant Plan - Note H
  Forfeitures of Common Stock
    and Class A Common
    Stock under Restricted
    Stock Grant Plan - Note H
  Common Stock and Class A
    Common Stock issued
    under Stock Award Program
    Plan- Note H
  Common Stock and Class A
    Common Stock issued
    under Defined Contribution
    Plan- Note I
  Purchases of Common Stock
    and Class A Common Stock                       (59,970)

Balance at December 31, 1996                      $355,663     $28,212

  Net earnings for the year                        121,994                   $121,994
  Other comprehensive income,
    net of tax:
   Unrealized gain on securities
     available-for-sale                                        (33,854)       (33,854)
   Adjustment from foreign
     currency translation                                       (5,697)        (5,697)
                                                                             --------
  Other comprehensive income
   for the year                                                               (39,551)
                                                                             --------
  Comprehensive income
   for the year                                                              $ 82,443
                                                                             ========
  Cash Dividends - $1.0250
   per share                                       (23,395)
  Conversion of Class B
   Common Stock to
   Common Stock - Note H
  Common Stock and Class A
   Common Stock issued
   under Restricted Stock
   Grant Plan - Note H
  Forfeitures of Common
    Stock and Class A Common
    Stock under Restricted
    Stock Grant Plan - Note H
  Common Stock and Class A
    Common Stock issued
    under Stock Award Program
    Plan- Note H
  Purchases of Common Stock
    and Class A Common Stock                        (8,375)
  Stock options exercised
  Stock issued in acquisition
    of businesses - Note C

Balance at December 31, 1997                      $445,887    $(11,339)



BANDAG INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in
 Stockholders' Equity (continued)
  Net earnings for the year
  Other comprehensive income,
    net of tax:
   Adjustment from foreign
     currency translation

  Comprehensive income
   for the year

  Cash Dividends - $1.1100
   per share
  Conversion of Class B
   Common Stock to
   Common Stock - Note H                             2,208        2                            (2,208)      (2)
  Common Stock and Class A
   Common Stock issued
   under Restricted Stock
   Grant Plan - Note H                              10,635       11       10,635       10                              753
  Forfeitures of Common
    Stock and Class A Common
    Stock under Restricted
    Stock Grant Plan - Note H                       (3,865)      (4)      (2,685)      (3)                            (331)
  Common Stock and Class A
    Common Stock issued
    under Stock Award Program
    Plan- Note H                                     2,838        3        2,838        3                              297
  Purchases of Common Stock
    and Class A Common Stock                      (699,082)    (699)    (219,375)    (219)                            (369)
  Stock options exercised                           20,000       20       20,000       20                              885
                                                --------------------------------------------------------------------------
Balance at December 31, 1998                     9,083,797   $9,084   10,824,974  $10,825   2,046,577   $2,047      $7,287
                                                ==========================================================================

  Net earnings for the year                         59,319              $ 59,319
  Other comprehensive income,
    net of tax:
   Adjustment from foreign
     currency translation                                    (2,881)      (2,881)
                                                                        --------
  Comprehensive income
   for the year                                                         $ 56,438
                                                                        ========
  Cash Dividends - $1.1100
   per share                                       (24,867)
  Conversion of Class B
   Common Stock to
   Common Stock - Note H
  Common Stock and Class A
   Common Stock issued
   under Restricted Stock
   Grant Plan - Note H
  Forfeitures of Common
    Stock and Class A Common
    Stock under Restricted
    Stock Grant Plan - Note H
  Common Stock and Class A
    Common Stock issued
    under Stock Award Program
    Plan- Note H
  Purchases of Common Stock
    and Class A Common Stock                       (28,065)
  Stock options exercised
                                                  --------  -------
Balance at December 31, 1998                      $452,274 $(14,220)
                                                  ========  =======


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories:
Inventories are valued at the lower of cost or market. Approximately 47% and 52% of year-end inventory amounts at December 31, 1998 and 1997, respectively, were determined by the last in, first out (LlFO) method and on the first in, first out method for the remainder. At December 31, 1996, cost was determined by the LIFO method for all inventories.

The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $21,932,000, $22,635,000, and $23,111,000, at December 31, 1998, 1997, and 1996, respectively.

Property, Plant, and Equipment:
Provisions   for   depreciation   of  plant  and  equipment  is  computed  using
straight-line and declining-balance methods, over the following estimated useful lives:

Buildings                                                          5 to 50 years
Building Improvements                                              5 to 39 years
Machinery and Equipment                                            3 to 11 years

Depreciation expense approximated $42,769,000, $34,576,000, and $33,597,000 in 1998, 1997, and 1996 respectively.

Intangible Assets:
Intangible assets, which principally represent the cost in excess of the fair value of the net assets acquired in acquisitions of businesses, are amortized using the straight-line method over 10 years. At December 31, 1998, 1997, and 1996 goodwill amounted to $72,161,000, $74,600,000, and $1,128,000, respectively. Amortization expense approximated $8,641,000, $2,281,000, and $998,000 in 1998, 1997, and 1996, respectively.

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

Long Lived Assets:
In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles, including goodwill, in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value.

Research and Development:
Expenditures for research and development, which are expensed as incurred, approximated $18,807,000, $21,113,000, and $15,909,000 in 1998, 1997, and 1996,
respectively.

Revenue Recognition:
Sales and associated costs are recognized at the time of delivery of products or performance of services.

Segment Disclosures:
The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position of the Company, but did affect the disclosure of segment information (see Note K).

Derivative Instruments and Hedging Activities:
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and the financial position of the Company.

Computer Software Developed For or Obtained For Internal Use:
In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The Company plans to adopt the SOP effective January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The Company has not yet determined the impact of adopting this SOP.

Reclassification:
Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B. NONRECURRING CHARGES

During 1998, the Company recorded net non-recurring charges totaling $4,205,000 or $1,174,000 net of tax benefits. The net non-recurring charges include a provision of $7,502,000 ($4,471,000 net of tax benefits) for facility closures, personnel reductions, and other exit costs. Additionally, the net non-recurring charges include a gain of $3,297,000 consisting of the non-taxable recognition of accumulated translation gains due to the exit of operations in Indonesia. Included in the non-recurring charges is $4,845,000 related to personnel reductions (117 individuals). As of December 31, 1998, the Company had paid $1,035,000 related to the termination of 13 employees.

During the fourth quarter 1997, the Company recorded non-recurring charges totaling $16,500,000 or $9,900,000 net of tax benefits. The non-recurring charges include a provision of $13,000,000 to adjust the asset carrying amounts of $9,733,000 and to cover exit costs from a rubber recycling venture. During 1998, the Company completed the sale of its investment in the rubber recycling venture. There were no significant adjustments related to the sale. During 1997, $3,500,000 was recorded for the 1998 closing of a domestic manufacturing facility, including attendant personnel reductions. As of December 31, 1998, the Company had paid $2,270,000 related to the closure of the domestic manufacturing facility with the remainder of the original charge to be paid in 1999. The net sales and results of operations of the rubber recycling venture included in the Company's consolidated statement of earnings were not significant during any of the years presented.

NOTE C. ACQUISITIONS

During 1998, the Company acquired five tire dealerships and two retread tire facilities that are a part of Tire Distribution Systems, Inc. (TDS), the Company's wholly-owned subsidiary. The dealerships were acquired for a total of $20.5 million in cash and short-term payables. Also, during the fourth quarter 1997, TDS acquired five tire dealerships. The five dealerships were acquired for a total of $158.6 million in cash, short-term notes payable and 10,000 shares of Bandag Class A Common Stock. These dealerships were Bandag franchisees at the time of acquisition and are in the business of selling and servicing new and retread tires, primarily for commercial and industrial vehicles.

The acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price for each acquisition was allocated to the respective assets and liabilities based on their estimated fair values as of the date of acquisition. The purchase price allocations for the 1998 acquisitions have been completed on a preliminary basis. The accounts and transactions of the acquired businesses have been included in the consolidated financial statements from the respective effective dates of the acquisitions.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if all the acquisitions had occurred as of January 1, 1997. The pro forma information is presented for informational purposes only and includes certain adjustments, such as additional depreciation expense as a result of the write-up to fair value of fixed assets, amortization of goodwill, and increased interest expense on acquisition related debt. They do not purport to be indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of January 1, 1997.

                                                Year Ended December 31
(In thousands, except per share data)             1998          1997
 -----------------------------------       ------------------------------

Net sales                                     $1,087,000        $1,156,100
Cost of products sold                            667,800           713,600
Net earnings                                     $58,000          $121,100
Earnings per share:
  Basic                                            $2.58             $5.31
  Diluted                                          $2.57             $5.29

The following unaudited pro forma information presents the results of TDS as a stand-alone entity as if the acquisitions had occurred as of January 1, 1997:

                                             Year ended December 31
(In thousands)                              1998             1997
 ------------                            -----------------------------

Net sales                                 $408,200         $435,500
Costs of products sold                     310,600          320,500
Goodwill amortization                        9,100            9,100
Earnings before interest and taxes         $1,700          $  7,000

Certain supplemental non-cash information related to the Company's acquisitions of businesses in 1998 and 1997 is as follows:

(In thousands)                                   1998             1997
 ------------                                    ----             ----


Assets acquired                                 $22,187         $248,724
Less liabilities (1)                             (4,630)        (177,387)
Less stock issued (2)                                  -            (487)
                                              ----------     -----------
Cash paid                                        17,557           70,850
Less cash acquired                                   15           23,191
                                              ---------       ----------
Net cash paid for acquisitions                  $17,542          $47,659
                                                =======          =======


(1) Includes short-term payables to sellers of $2,960,000 and $87,224,000 in 1998 and 1997, respectively.

(2)      Represents fair market value of Class A common stock issued to sellers.


NOTE D. INVESTMENTS

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

Marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains, net of tax, reported as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. During the fourth quarter 1997, the Company sold its investment in marketable equity securities. As a result, a realized gain of $95,087,000 was included in the Consolidated Statements of Earnings for the year ended December 31, 1997. Dividends on securities classified as available-for-sale are included in investment income.

The following is a summary of securities held-to-maturity and available-for-sale:

                                                      Gross         Estimated
                                                 Unrealized              Fair
(In thousands)                        Cost            Gains             Value
December 31, 1998
Securities Held-to-Maturity
Obligations of states and
  political subdivisions            $21,221              $15           $21,236
                                    ===========================================
December 31, 1997
Securities Held-to-Maturity
Obligations of states and
  political subdivisions            $38,561                $-          $38,561
Investment in Eurodollar
  time deposits                       2,600                 -            2,600
                                   -------------------------------------------
                                    $41,161                $-          $41,161
                                    ===========================================
December 31, 1996
Securities Held-to-Maturity
Obligations of states and
  political subdivisions            $10,694               $5           $10,699
Short-term corporate debt             3,350                -             3,350
Investment in Eurodollar
  time deposits                       3,000                -             3,000
                                   --------------------------------------------
                                    $17,044               $5           $17,049
                                    ===========================================
Securities Available-for-Sale
Marketable equity securities        $24,416          $54,619           $79,035
                                    ==========================================



At December 31, 1998, 1997 and 1996, securities held-to-maturity are due in one year or less and include $11,500,000, $39,586,000 and $14,955,000, respectively, reported as cash equivalents.

NOTE E. FINANCING ARRANGEMENTS

The following summarizes information concerning the Company's short-term notes payable:

                                                   December 31
(In thousands)                          1998             1997              1996
 ------------                           ---------------------------------------
Total short-term notes payable at
   year end                           $ 2,091         $90,628           $    43
Weighted average interest rate at
   year end                               3.6%            6.4%              6.0%
Weighted average interest rate
   for the year                           5.0%            6.0%              5.8%

At December 31, 1997, short-term notes payable includes $87,224,000 related to the businesses acquired in 1997 (See Note C).

The following is a summary of the Company's long-term debt and other obligations as of December 31:

                                       Interest
(In thousands):                          Rates        1998         1997          1996
---------------                          ---------------------------------------------
Senior Unsecured Notes Payable,
   maturing 2002                          6.41%    $ 60,000      $ 60,000     $      -
Senior Unsecured Notes Payable,
   maturing 2007                          6.50%      40,000        40,000            -
                                                     ------        ------
Total long-term debt                                100,000       100,000            -
Other obligations                                     9,757        23,195       10,125
                                                    ----------------------------------
Total long-term debt and
  other obligations                                $109,757      $123,195      $10,125
                                                    ===================================


The aggregate amount of scheduled annual maturities of long-term debt and other obligations for each of the next five years is: $9,406,000 in 1999, $1,260,000 in 2000, $6,283,000 in 2001, $66,489,000 in 2002, $5,810,000 in 2003, and
$29,915,000 thereafter.

Cash payments for interest on debt were $10,869,000, $3,143,000, and $1,764,000 in 1998, 1997, and 1996, respectively.

The fair values of the Company's financing arrangements were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1998 and 1997, the fair value of the Company's outstanding long-term debt was approximately $105,656,000 and $100,673,000 respectively.

Total available funds under unused lines of credit at December 31, 1998 amounted to $103,000,000.

NOTE F. INCOME TAXES

Significant components of the Company's deferred tax assets (liabilities) reflecting the net tax effects of temporary differences are summarized as follows:

                                                  December 31
(In thousands)                            1998         1997        1996
--------------                            -----------------------------

Employee benefits                        $4,698       $2,749       $2,488
Marketing programs                       24,916       15,174       14,611
Accounts receivable
  valuation allowances                    3,746        3,111        2,660
Unremitted earnings of
  foreign subsidiaries                   (6,776)      (5,625)      (3,488)
Excess pension funding                   (6,297)      (4,482)      (4,123)
Purchased tax benefits                        -         (445)      (1,025)
Unrealized holding gain on
  marketable equity securities                                    (20,765)
Cost to exit rubber recycling
  venture                                   766        4,980          -
Basis difference in fixed assets            523       (1,527)        (633)
Other nondeductible reserves              4,984        4,583        1,312
Obsolescence and valuation
   reserves                               2,820        2,824        4,712
Insurance and legal reserves              2,647        3,387        1,800
Foreign tax credits and net
   operating loss carryforwards           3,126            -          -
Equipment and plant reserves                496        2,707          -
Other, net                                8,682        7,316        3,453
                                        ---------------------------------
Net deferred tax assets                 $44,331      $34,752       $1,002
                                        =================================

The components of earnings before income taxes are summarized as follows:

                                                Year Ended December 31
(In thousands)                          1998           1997              1996
--------------                         ----------------------------------------

Domestic                              $69,341         $167,126           $90,679
Foreign                                30,172           35,790            40,101
                                      ------------------------------------------
                                      $99,513         $202,916          $130,780
                                      ==========================================

Significant components of the provision for income tax expense (credit) are summarized as follows:

                                                  Year Ended December 31
(In thousands)                             1998             1997           1996
 ------------                              ------------------------------------
Current:
  Federal                               $38,071          $70,354        $39,570
  State                                   4,526           14,667          4,900
  Foreign                                 7,176            8,886         11,353
Deferred:
  Federal                                (8,844)         (11,619)        (4,354)
  State                                                                    (486)
  Foreign                                  (290)            (786)        (1,301)
Equivalent credit relating to
 purchased income tax
  benefits                                 (445)            (580)          (506)
                                        ---------------------------------------
                                        $40,194          $80,922        $49,176
                                        =======================================

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                              Year Ended December 31
                                        1998             1997            1996
Computed at the expected
 statutory rate                         35.0%            35.0%             35.0%
State income tax-net of
 federal tax benefit                     2.9%             4.7%              2.4%
Amortization of goodwill
 not deductible                          2.5%               -                 -
Other                                      -              0.2%              0.2%
                                        ---------------------------------------
Income tax at the effective rate        40.4%            39.9%             37.6%
                                        ========================================

Undistributed earnings of subsidiaries on which deferred income taxes have not been provided are not significant.

Income taxes paid amounted to $56,108,000, $86,122,000, and $52,992,000 in 1998,
1997, and 1996, respectively.

NOTE G. EARNINGS PER SHARE

Earnings per share amounts are based on the weighted average number of shares of Common Stock, Class A Common Stock, Class B Common Stock and dilutive potential common shares (non-vested restricted stock and stock options) outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)      1998         1997         1996
 --------------------------------------       ----         ----         ----
Numerator:
  Net Earnings                              $59,319     $121,994      $81,604

Denominator:
  Weighted-average shares - Basic            22,471       22,786       23,613

Effect of dilutive:
  Non-vested restricted stock                    34           36           28
  Stock options                                  54           86          105
                                             --------------------------------
                                                 88          122          133
  Weighted-average shares - Diluted          22,559       22,908       23,746
                                             =================================
Net Earnings Per Share:
  Basic                                       $2.64        $5.35        $3.46
                                              ===============================
  Diluted                                     $2.63        $5.33        $3.44
                                              ===============================

NOTE H. STOCKHOLDERS' EQUITY

Class A Common Stock and Class B Common Stock has the same rights regarding dividends and distributions upon liquidation as Common Stock. However, Class A Common Stockholders are not entitled to vote, Class B Common Stockholders are entitled to ten votes for each share held and Common Stockholders are entitled to one vote for each share held. Transfer of shares of Class B Common Stock is substantially restricted and must be converted to Common Stock prior to sale. In certain instances, outstanding shares of Class B Common Stock will be automatically converted to shares of Common Stock. Unless extended for an additional period of five years by the Board of Directors, all then-outstanding shares of Class B Common Stock will be converted to shares of Common Stock on January 16, 2002.

Under the terms of the Bandag, Incorporated Restricted Stock Grant Plan, the Company is authorized to grant up to an aggregate of 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock to certain key employees. The shares granted under the Plan will entitle the grantee to all dividends and voting rights; however, such shares will not vest until seven years after the date of grant. If a grantee's employment is terminated prior to the end of the seven-year period for any reason other than death, disability or termination of employment after age 60, the shares will be forfeited and made available for future grants. A grantee who has attained age 60 and whose employment is then terminated prior to the end of the seven-year vesting period does not forfeit the non-vested shares. During the years ended December 31, 1998, 1997, and 1996, 10,635 shares, 6,840 shares and 7,610 shares of Common Stock, respectively, were granted under the Plan. During the years ended December 31, 1998, 1997 and 1996, 10,635 shares, 6,840 shares and 7,610 shares of Class A Common Stock, respectively, were also granted under the Plan. The resulting charge to earnings amounted to

$1,300,000,  $1,177,000,  and $1,245,000, in 1998, 1997, and 1996, respectively.
During the year ended December 31, 1998, 3,865 shares of Common Stock and 2,685 shares of Class A Common Stock were forfeited. During the year ended December 31, 1997, 2,145 shares of Common Stock and 1,765 shares of Class A Common Stock were forfeited. During the year ended December 31, 1996, 110 shares of Common Stock and 110 shares of Class A Common Stock were forfeited. The credit to 1998, 1997 and 1996 earnings related to the shares forfeited was approximately $337,000, $197,000 and $12,000, respectively. At December 31, 1998, 30,690 shares of Common Stock and 38,900 shares of Class A Common Stock are available for grant under the Plan.

Under the terms of the Bandag, Incorporated Nonqualified Stock Option Plan, the Company was authorized through November 13, 1997 to grant options to purchase up to 500,000 shares of Common Stock and 500,000 shares of Class A Common Stock to certain key employees at an option price equal to the market value of the shares on the date of grant. No options were granted under the Plan in 1997 or 1996. During both 1998 and 1997, options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock were exercised. At December 31, 1998, options to purchase 60,000 shares of Common Stock and 60,000 shares of Class A Common Stock were outstanding and exercisable at $23.458 per share for Common Stock options and $22.792 per share for Class A Common Stock options. Options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock expire on November 13, 1999, and each of the two anniversaries thereafter.

The Company has a stock award program covering substantially all U.S. and Canadian Traditional Business employees which was established to promote employee commitment and ownership in the Company. In 1998, 1997 and 1996, $225,000, $283,000 and $250,000, respectively, were charged to earnings for the estimated cost of awards to be made under the stock award program.

NOTE I. RETIREMENT BENEFIT PLANS

The Company sponsors defined-benefit pension plans covering full-time employees directly employed by Bandag, Incorporated, Bandag Licensing Corporation ("BLC"), Bandag Canada Ltd., and certain employees in the Company's European operations. For the years ended December 31, 1998, 1997, and 1996, certain employees of TDS are also covered by defined-benefit plans. In addition to providing pension benefits, the Company provides certain postretirement medical benefits to certain individuals who retired from employment before January 1, 1993. Employees who retire after December 31, 1992 and are at least age 62 with 15 years of service after direct employment with Bandag, Incorporated, BLC, and Kendon Corporation are eligible for temporary medical benefits that cease at age 65.

In 1998, the Company adopted SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pensions and other postretirement benefits. Prior years' information has been restated to conform with the requirements of this Statement.

The reconciliations of the benefit obligations, the reconciliations of the fair value of plan assets, and the reconciliations of funded status of the plans, as determined by consulting actuaries are as follows:

                                                             Pension Benefits                      Postretirement Benefits
 (In thousands)                                      1998          1997          1996          1998          1997          1996
 --------------                                      ----          ----          ----          ----          ----          ----
Change in benefit obligations:
Benefit obligations at the
  Beginning of the year                             $62,305       $58,357        $54,496        $5,899        $5,427        $4,974
  Service cost                                        3,117         2,420          2,193           264           247           231
  Interest cost                                       4,326         3,382          3,153           407           375           344
  Participants' contributions                            40            46             46             -             -             -
  Plan amendments                                         -          (539)            23             -             -             -
  Plan merger                                             -         2,204              -             -             -             -
  Exchange rate changes                                (180)          (96)             -             -             -             -
  Benefits paid                                      (2,232)       (1,637)        (1,305)          (85)         (306)          (48)
  Actuarial (gain) or loss                            6,227        (1,832)          (249)       (2,053)          156           (74)
                                                  --------------------------------------------------------------------------------
Benefit obligation at end of year                   $73,603       $62,305        $58,357        $4,432        $5,899        $5,427
                                                  ================================================================================

Change in plan assets at fair value:
Fair value of plan assets at beginning of year     $116,304       $90,775        $79,291         $   -          $  -         $   -
  Actual return on plan assets                          966        23,582         11,928             -             -             -
  Plan merger                                             -         2,798              -             -             -             -
  Employer contributions                                477           859            815            85           306            48
  Participants' contributions                            40            46             46             -             -             -
  Benefits paid                                      (2,232)       (1,637)        (1,305)          (85)         (306)          (48)
  Exchange rate changes                                (208)         (119)             -             -             -             -
                                                 ----------------------------------------------------------------------------------
Fair value of plan at end of year                  $115,347      $116,304        $90,775         $   -          $  -          $  -
                                                 ==================================================================================

Reconciliation of funded status:
  Funded status                                     $41,744       $53,999        $32,418       $(4,432)      $(5,899)      $(5,427)
  Unrecognized actuarial gain                       (22,119)      (38,737)       (19,557)       (2,386)         (334)         (490)
  Unrecognized transition asset                      (4,171)       (4,968)        (5,591)            -             -             -
  Unrecognized prior service cost                       413         1,054          1,187            54            58            61
                                                 ----------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                      $15,867       $11,348         $8,457       $(6,764)      $(6,175)      $(5,856)
                                                 ==================================================================================

Weighted-average assumptions:
  Discount rate                                          6.5%          7.0%          7.0%          6.5%          7.0%          7.0%
  Rate of increase in future compensation                4.5%          4.5%          4.5%           N/A           N/A           N/A
  Expected long-term rate of return on assets            8.0%          8.0%          8.0%           N/A           N/A           N/A


Assets of the plans are principally invested in U.S. domestic common stocks, and short term notes and bonds (fixed income securities) with maturities under five years.

Net periodic (benefit) cost is composed of the following:

                                                               Pension                              Benefits
Postretirement Benefits
(In thousands)                                        1998        1997        1996        1998        1997        1996
--------------                                        ----        ----        ----        ----        ----        ----

Components of net period (benefit) cost
  Service cost                                       $3,117      $2,420      $2,193        $264        $247        $231
  Interest cost                                       4,326       3,382       3,153         407         375         344
  Expected return on plan assets                     (9,421)     (6,950)     (6,051)          -           -           -
  Amortization of prior service cost                     88         123         124           3           3           3
  Amortization of transitional (assets) or
      obligations                                      (749)       (748)       (737)          -           -           -
  Recognized actuarial (gain) or loss                (1,547)       (622)       (316)          -           -           -
                                                  ---------------------------------------------------------------------
Net periodic (benefit) cost                         $(4,186)    $(2,395)    $(1,634)       $674        $625        $578
                                                  =====================================================================

The assumed health care cost trend rate is 8% for 1999 and is assumed to decrease gradually to an ultimate level of 6% in 2001. Changing the assumed health care cost trend rates by one percentage point in each year would have the following effects:

                                         1 Percentage              1 Percentage
(In thousands)                             Point Increase         Point Decrease

Effect on total of service
 and interest cost components                 $115                   $(98)
Effect on postretirement
 benefit obligation                           $527                   (450)

The Company also sponsors defined-contribution plans, covering substantially all employees in the United States. Annual contributions are made in such amounts as determined by the Company's Board of Directors. Although employees may contribute up to 15% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company currently provides plans with a variety of contribution levels (including employee contribution match provisions). The Company recorded expense for contributions in the amount of $4,626,000, $3,439,000, and $2,796,000 in 1998, 1997, and 1996, respectively.

Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company's contributions to foreign plans were not significant in 1998, 1997, and 1996.

NOTE J. DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into agreements (derivative financial instruments) to manage the risks associated with certain aspects of its business, but does not actively trade such instruments nor enter into such agreements for speculative purposes. The Company principally utilizes foreign currency forward exchange contracts and foreign currency option contracts.

Option contracts that are designated as hedges are marked to market with realized and unrealized gains and losses deferred and recognized in earnings as an adjustment to sales when the future sales occur (the deferral accounting method). Realized and unrealized gains and losses on options that are not designated as hedges, that fail to be effective hedges, or that relate to sales that are no longer probable of occurring would be included in income as foreign exchange gains or losses. The unrealized gains and losses are included in other assets and liabilities.

The Company periodically uses foreign currency forward exchange contracts to reduce its exposure to foreign currency risk from receivables denominated in foreign currencies and certain firm purchase commitments. For contracts that are designated and effective as hedges, discounts or premiums are accreted or amortized to other operating expenses over the contract lives using the straight-line method while the realized and unrealized gains and losses resulting from changes in the spot exchange rate, net of related taxes, are included in the cumulative translation adjustment account in stockholders' equity. The related amounts due to or from counterparties are included in other assets or other liabilities. Contract amounts, after considering tax effects, in excess of the carrying value of the Company's obligations are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses.

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

At December 31, 1998, 1997 and 1996, the Company had approximately $4,781,000, $12,301,000 and $23,862,000, respectively, in foreign currency forward exchange contracts and foreign currency option contracts designated and effective as hedges which become due in various amounts and at various dates through the following year. The difference between the contract amounts and their fair value, in the aggregate, was insignificant at December 31, 1998, 1997 and 1996.

NOTE K. OPERATING SEGMENT AND GEOGRAPHIC AREA INFORMATION

Description of Types of Products and Services:
The Company has two operating segments: the Traditional Business and TDS.

The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. SFAS No. 131 requires segment information to be reported based on how management internally evaluates the operating performance of their business units. The operations of the Traditional Business segment are evaluated by worldwide geographic region. For segment reporting purposes, the Company's operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as "North America". The Company's operations located in Europe principally services those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. Exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred to internally as "Latin America". Exports from North America to markets in Asian countries, along with operations in New Zealand, Indonesia and Malaysia and a licensee in Australia are combined under one management group referred to internally as "Asia".

TDS operates franchised retreading locations and commercial, retail, and wholesale outlets throughout the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Measurement of Segment Profit and Loss and Segment Assets
The Company evaluates performance and allocates resources primarily based on profit or loss before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are recorded at fair market value less a discount between geographic areas within the Traditional Business and for transactions between the Traditional Business and TDS at a value consistent with that to unaffiliated customers.

Corporate assets are principally cash and cash equivalents, investments, corporate office, and related equipment.

The information regarding segment operations and other geographic information is presented on page 9 of this report, and is included herein by reference.

The following table presents information concerning net sales and long-lived assets for countries which exceed 5% of the respective totals:

(In thousands)                           Net Sales (a)                       Long-lived Assets (b)
--------------          ---------------------------------------      ------------------------------
                         1998          1997         1996             1998         1997         1996
                         ----          ----         ----             ----         ----         ----

United States         $  762.5      $  499.0     $  435.1         $  224.3     $  208.6     $   87.3
Brazil                    73.5          67.5         60.6             27.0         26.3         19.2
Other                    223.7         256.0        261.2             37.3         38.3         40.4
                      -----------------------------------         ----------------------------------
Consolidated          $1,059.7      $  822.5     $  756.9         $  288.6     $  273.2     $  146.9
                      ====================================        ==================================

(a) Revenues are attributed to countries based on the location of customers.
(b) Corporate long-lived assets are included in the United States.


NOTE L. SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 are summarized as follows:

                                                                 Quarter Ended
(In thousands, except per share data)          Mar. 31        Jun. 30       Sep. 30        Dec. 31
 -----------------------------------           ---------------------------------------------------
1998:
Net sales                                       $235,931      $266,127      $282,636      $274,975
Gross profit                                      95,682       102,571       109,137       103,913
Net earnings                                       9,150        14,168        17,456        18,545
Net earnings per share:
  Basic                                            $0.40         $0.62         $0.78         $0.84
  Diluted                                          $0.40         $0.62         $0.77         $0.84

1997:
Net sales                                       $169,518      $195,748      $201,242      $256,015
Gross profit                                      68,969        80,446        85,230       105,491
Net earnings                                      13,740        17,560        23,794        66,900
Net earnings per share:
  Basic                                            $0.60         $0.77         $1.04         $2.94
  Diluted                                          $0.60         $0.77         $1.04         $2.92


Third quarter 1998 earnings reflect a non-recurring after tax charge of $2,491,000 ($.11 per diluted share) and fourth quarter 1998 earnings reflect a non-recurring after tax gain of $1,317,000 ($.06 per diluted share). The non-recurring items in the third and fourth quarters of 1998 relate to the closure of two foreign manufacturing facilities, the elimination of employee positions, and other exit costs. Further explanation of non-recurring items can e seen at Note B.

Fourth quarter 1997 net earnings reflect a non-recurring after tax gain of $55,800,000 ($2.44 per diluted share) as a result of the sale of marketable equity securities which is further described in Note D. As further described in Note B, net earnings for the fourth quarter 1997 also reflect non-recurring after tax charges totaling $9,900,000 ($.43 per diluted share) relating to costs to exit a rubber recycling venture and closing a domestic manufacturing facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by Item 10 (with respect to the directors of the registrant) is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1998. In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by Item 10 has been included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by Item 11 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following consolidated financial statements are included in Part II, Item 8:

                                                                 Page

         Consolidated Balance Sheets as of December 31,
           1998, 1997 and 1996....................................25

         Consolidated Statements of Earnings for the
           Years Ended December 31, 1998,
           1997 and 1996..........................................26

         Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1998,
           1997 and 1996 .........................................27

         Consolidated Statements of Changes in Stockholders'
           Equity for the Years Ended December 31, 1998,
           1997 and 1996..........................................28

         Notes to Consolidated Financial Statements...............30

(2)      Financial Statement Schedule

         Schedule II - Valuation and qualifying accounts and reserves.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)      Exhibits

         Exhibit No.                        Description

         3.1 Bylaws: As amended February 5, 1997 (Incorporated by reference to Exhibit No. 3.1 to the Company's
                      Form 10-K for the year ended December 31, 1996.)
         3.2 Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
         3.3 Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

         4.1          Instruments defining the rights of security holders.
                      (Incorporated by reference to Exhibit Nos. 3.2 and
                      3.3 to the Company's Form 10-K for the year ended
                      December 31, 1992.)
         4.2          Note Purchase Agreement dated December 15, 1997 for
                      $60,000,000 of 6.41% Senior Notes due December 15, 2002.
                      (Incorporated by reference to Exhibit 4.2 to the Company's
                      Form 10-K for the year ended December 31, 1997.)
         4.3          Note Purchase Agreement dated December 15, 1997 for
                      $40,000,000 of 6.50% Senior Notes due December
                      15, 2007. (Incorporated by reference to Exhibit 4.3
                      to the Company's Form 10-K for the year ended
                      December 31, 1997.)
         10.1*        Bandag,  Incorporated  Restricted  Stock  Grant  Plan,  as
                      amended  November 12, 1996  (Incorporated  by reference to
                      Exhibit No. 10.1 to the  Company's  Form 10-K for the year ended December 31, 1996.)
         10.2         U.S.  Bandag  System  Franchise  Agreement  Truck  and Bus
                      Tires.  (Incorporated  by reference to Exhibit No. 10.2 to the  Company's  Form 10-K for the year ended  December 31,
                      1993.)
         10.2(a)      U.S.  Bandag  System  Franchise  Agreement  Truck  and Bus
                      Tires, as revised April 1996.  (Incorporated  by reference to Exhibit No.  10.2(a) to the Company's Form 10-K for the
                      year ended December 31, 1996.)
         10.2(b)      Bandag System Franchise Agreement, as revised November
                      1998
         10.3*        Miscellaneous Fringe Benefits for Executives.
                      (Incorporated by reference to Exhibit No. 10.3 to
                      the Company's Form 10-K for the year ended December 31,
                      1996.)
         10.4*        Nonqualified  Stock Option Plan,  as amended  November 12,
                      1996 (Incorporated by reference to Exhibit No. 10.4 to the
                      Company's Form 10-K for the year ended December 31, 1996.)
         10.5*        Nonqualified  Stock  Option  Agreement of Martin G. Carver
                      dated  November 13, 1987, as amended by an Addendum  dated
                      June 12, 1992.  (Incorporated  by reference to Exhibit No.
                      10.7  to the  Company's  Form  10-K  for  the  year  ended
                      December 31, 1992.)
         10.6*        Form  of   Participation   Agreement   under  the  Bandag,
                      Incorporated Restricted Stock Grant Plan. (Incorporated by
                      reference as Exhibit 10.7 to the  Company's  Form 10-K for the year ended December 31, 1994.)
         10.7*        Agreement with William A. Sweatman  regarding  termination
                      of  employment   dated  May  21,  1997   (Incorporated  by
                      reference to Exhibit No. 10.7 to the  Company's  Form 10-K for the year ended December 31, 1997).
         10.8*        Separation   and  Release   Agreement  with  Henry  H.  Li
                      regarding  termination of  employment,  effective July 31,
                      1998.
         21           Subsidiaries of Registrant.
         27          Financial Data Schedule (with EDGAR filing only)

*Represents a management compensatory plan or arrangement.

(b) Current reports on Form 8-K were filed by the Company on February 20, 1998 and December 18, 1998.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      BANDAG, INCORPORATED AND SUBSIDIARIES

                                                            COL. C
COL. A                                      COL. B          ADDITIONS                          COL. D            COL. E
---------------------------------------- --------------- ---------------------------------- ----------------- ---------------
                                                               1                2
                                           Balance at     Charged to     Charged to Other                       Balance at
                                           Beginning       Costs and        Accounts -        Deductions -        End of
              DESCRIPTION                  of Period       Expenses          Describe           Describe          Period
                                         --------------- -------------- ------------------- ----------------- ---------------
Year ended December 31, 1998:
  Allowance for doubtful accounts           $12,707,000     $8,460,000                         $2,443,000(1)     $18,724,000
Year ended December 31, 1997:
  Allowance for doubtful accounts           $13,320,000     $3,491,000                         $4,104,000(1)     $12,707,000
Year ended December 31, 1996:
   Allowance for doubtful accounts          $12,327,000     $3,289,000                         $2,296,000(1)     $13,320,000

(1) - Uncollectible accounts written off, net of recoveries and foreign exchange fluctuations.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BANDAG, INCORPORATED
                                  By /s/ Martin G. Carver
                                      Martin G. Carver
                                      Chairman of the Board,
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)
Date:    March 26, 1999

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

/s/ Robert T. Blanchard
     Robert T. Blanchard                  Lucille A. Carver
     Director                             Director

/s/ Roy J. Carver, Jr.               /s/ Gary E. Dewel
     Roy J. Carver, Jr.                   Gary E. Dewel
     Director                             Director

/s/ James R. Everline                /s/ Phillip J. Hanrahan
     James R. Everline                    Phillip J. Hanrahan
     Director                             Director

/s/ Edgar D. Jannotta                /s/ R. Stephen Newman
     Edgar D. Jannotta                    R. Stephen Newman
     Director                             Director

/s/ Martin G. Carver                 /s/ Warren W. Heidbreder
     Martin G. Carver                     Warren W. Heidbreder
     Chairman of the Board,               Vice President, Chief Financial
     Chief Executive Officer,             Officer (Principal Financial Officer)
     President and Director
(Principal Executive Officer)        /s/ Charles W. Vesey
                                          Charles W. Vesey
                                          Corporate Controller
                                          (Principal Accounting Officer)
Date:  March 26, 1999

                                  EXHIBIT INDEX

         Exhibit No.                        Description

         3.1 Bylaws: As amended February 5, 1997 (Incorporated by reference to Exhibit No. 3.1 to the Company's
                      Form 10-K for the year ended December 31, 1996.)
         3.2 Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
         3.3 Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
         4.1          Instruments defining the rights of security holders.
                      (Incorporated by reference to Exhibit Nos. 3.2 and
                      3.3 to the Company's Form 10-K for the year ended
                      December 31, 1992.)
         4.2 Note Purchase Agreement dated December 15, 1997 for $60,000,000 of 6.41% Senior Notes due December 15, 2002. (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the year ended December 31, 1997.)
         4.3 Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December
                      15, 2007. (Incorporated by reference to Exhibit 4.3
                      to the Company's Form 10-K for the year ended
                      December 31, 1997.)
         10.1* Bandag, Incorporated Restricted Stock Grant Plan, as amended November 12, 1996 (Incorporated by reference to Exhibit No. 10.1 to the Company's Form 10-K for the year ended December 31, 1996.)
         10.2 U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)
         10.2(a) U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company's Form 10-K for the year ended December 31, 1996.)
         10.2(b)      Bandag System Franchise Agreement, as revised November
                      1998
         10.3*        Miscellaneous Fringe Benefits for Executives.
                      (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 1996.)
         10.4* Nonqualified Stock Option Plan, as amended November 12, 1996 (Incorporated by reference to Exhibit No. 10.4 to the Company's Form 10-K for the year ended December 31, 1996.)
         10.5* Nonqualified Stock Option Agreement of Martin G. Carver dated November 13, 1987, as amended by an Addendum dated June 12, 1992. (Incorporated by reference to Exhibit No.
                      10.7 to the Company's Form 10-K for the year ended December 31, 1992.)

         10.6*        Form  of   Participation   Agreement   under  the  Bandag,
                      Incorporated Restricted Stock Grant Plan. (Incorporated by
                      reference as Exhibit 10.7 to the  Company's  Form 10-K for the year ended December 31, 1994.)
         10.7*        Agreement with William A. Sweatman  regarding  termination
                      of  employment   dated  May  21,  1997   (Incorporated  by
                      reference to Exhibit No. 10.7 to the  Company's  Form 10-K for the year ended December 31, 1997).
         10.8*        Separation   and  Release   Agreement  with  Henry  H.  Li
                      regarding  termination of  employment,  effective July 31,
                      1998.
         21           Subsidiaries of Registrant.
         27          Financial Data Schedule (with EDGAR filing only)

*Represents a management compensatory plan or arrangement.