Form 10-Q
period 1999-03-31
BANDAG INC
filed 1999-05-14
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Common Stock, $1 par value; 9,085,202 shares as of April 30, 1999.
Class A Common Stock, $1 par value; 10,781,844 shares as of April 30, 1999. Class B Common Stock, $1 par value; 2,046,043 shares as of April 30, 1999.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

Part I : FINANCIAL INFORMATION                                    Page No.

  Item 1 - Financial Statements (Unaudited)
             Condensed Consolidated Statements of Earnings            3
             Condensed Consolidated Balance Sheets                    4
             Condensed Consolidated Statements of Cash Flows          5
             Notes to Condensed Consolidated Financial Statements     6


  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      9



PART II : OTHER INFORMATION


  Item 6 - Exhibits and Reports on Form 8-K                          15

  Signatures                                                         16


EXHIBITS :

  Exhibit 27 - Financial Data Schedule (EDGAR filing only)           18

  Exhibit 27.1 -  Revised March 1998 Financial Data Schedule
                     (with EDGAR filing only)                        19

                    BANDAG, INCORPORATED AND SUBSIDIARIES
                                  PART I
                           FINANCIAL INFORMATION

Item l - Financial Statements:
Unaudited Condensed Consolidated Statements of Earnings


                                            Three Months Ended
                                                March 31,
In thousands, except per share data          1999      1998
                                          --------   ---------

Net sales                                  $224,138  $235,931
Other income                                  2,697     3,841
                                           --------  --------
                                            226,835   239,772

Cost of products sold                       135,198   145,184
Engineering, selling,
 administrative and other expenses           72,061    76,593
Interest expense                              2,564     2,381
                                           --------  --------
                                            209,823   224,158
                                           --------  --------
Earnings before income taxes                 17,012    15,614
Income taxes                                  6,975     6,464
                                           --------  --------
Net earnings                               $ 10,037  $  9,150
                                           ========  ========


Net earnings per share - Basic             $    .46  $   0.40
Net earnings per share - Diluted           $    .46  $   0.40
Comprehensive net (loss) earnings          $ (3,887) $ 10,645
Cash dividends per share                   $ 0.2850  $ 0.2750
Depreciation included in expense           $  9,648  $ 10,900
Goodwill amortization included
           in expense                      $  2,422  $  2,240
Weighted average shares outstanding:
           Basic                             21,903    22,784
           Diluted                           21,990    22,908



See notes to condensed consolidated financial statements.

                 BANDAG, INCORPORATED AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

In thousands                                     March 31,  December 31,
                                                    1999         1998
                                                  --------     --------
ASSETS:
Cash and cash equivalents                         $ 53,766     $ 37,912
Investments                                          6,674        9,721
Accounts receivable - net                          190,902      217,299
Inventories:
  Finished products                                 95,395       96,889
  Materials & work-in-process                       21,802       14,845
                                                  --------     --------
                                                   117,197      111,734
Other current assets                                59,255       62,458
                                                  --------     --------
  Total current assets                             427,794      439,124
Property, plant, and equipment                     491,045      503,745
  Less accumulated depreciation & amortization    (288,721)    (290,699)
                                                  --------     --------
                                                   202,324      213,046
Intangible assets                                   74,998       75,539
Other assets                                        23,312       28,020
                                                  --------     --------
  Total assets                                    $728,428     $755,729
                                                  ========     ========


LIABILITIES & STOCKHOLDERS' EQUITY:
Accounts payable                                  $ 29,917     $ 38,286
Income taxes payable                                15,222       13,704
Accrued employee compensation and benefits          24,610       27,498
Accrued marketing expenses                          32,655       37,044
Other accrued expenses                              46,242       46,880
Short-term notes payable and other liabilities       5,308       11,497
                                                  --------     --------
  Total current liabilities                        153,954      174,909

Long-term debt and other obligations               110,030      109,757
Deferred income tax liabilities                      8,406        3,766

Stockholders' equity:
  Common stock; $1 par value;
   authorized - 21,500,000 shares;
   Issued and outstanding - 9,085,201 shares
     in 1999; 9,083,797 in 1998                      9,085        9,084
  Class A Common stock; $1 par value;
   authorized - 50,000,000 shares;
   Issued and outstanding - 10,781,844 shares
     in 1999; 10,824,974 in 1998                    10,782       10,825
  Class B Common stock; $1 par value;
   authorized - 8,500,000 shares;
   Issued and outstanding - 2,046,043 shares
     in 1999; 2,046,577 in 1998                      2,046        2,047
  Additional paid-in capital                         7,336        7,287
  Retained earnings                                454,933      452,274
  Equity adjustment from foreign currency
   translation                                     (28,144)     (14,220)
                                                  --------     --------
    Total equity                                   456,038      467,297
                                                  --------     --------
    Total liabilities & stockholders' equity      $728,428     $755,729
                                                  ========     ========

See notes to condensed consolidated financial statements.

                   BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands                                         Three Months Ended
                                                          March 31,
                                                      1999         1998
                                                    --------     --------
Operating Activities
  Net earnings                                      $ 10,037     $  9,150
  Provision for depreciation and amortization         12,070       13,140
  Increase in operating assets and
     liabilities-net                                  18,511       13,790
                                                    --------     --------
   Net cash provided by operating activities          40,618       36,080
Investing Activities
  Additions to property, plant and equipment          (9,908)     (15,699)
  Purchases of investments                            (3,057)     (15,195)
  Maturities of investments                            6,104          503
  Payments for acquisitions of businesses             (1,698)        --
                                                    --------     --------
   Net cash used in investing activities              (8,559)     (30,391)
Financing Activities
  Principal payments on short-term notes payable
    and other liabilities                             (5,840)    (100,320)
  Cash dividends                                      (6,245)      (6,275)
  Purchases of Common Stock and
       Class A Common Stock                           (1,196)         -
                                                    --------     --------
   Net cash used in financing activities             (13,281)    (106,595)
Effect of exchange rate changes on cash and
    cash equivalents                                  (2,924)        (439)
                                                    --------     --------
  Increase (decrease) in cash and cash equivalents    15,854     (101,345)

Cash and cash equivalents at beginning of year        37,912      196,400
                                                    --------     --------
    Cash and cash equivalents at end of period      $ 53,766     $ 95,055
                                                    ========     ========



See notes to condensed consolidated financial statements.

                   BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Comprehensive Net Earnings
Comprehensive net (loss) earnings for the three month periods ended March 31, 1999 and 1998 were as follows (in thousands):

                                               Three Months Ended
                                                   March 31,
                                                 1999       1998
                                                 ----       ----

Net earnings                                  $ 10,037   $  9,150
Other comprehensive income item:
      Foreign currency translation             (13,924)     1,495
                                               -------     ------
Comprehensive net (loss) earnings             $ (3,887)  $ 10,645
                                               =======     ======

Tire Distribution Systems, Inc. Acquisitions and Operating Results
During the quarter ended March 31, 1999, Tire Distribution Systems, Inc. (TDS), a wholly owned subsidiary of Bandag, Incorporated, acquired 2 tire dealerships for a total of $2,156,000 in cash and the forgiveness of certain liabilities. The accounts and transactions of the acquired businesses have been included in consolidated financial statements from the respective dates of acquisition. The acquisitions have had an immaterial effect on the consolidated results of operations for the three months ended March 31, 1999.

TDS results for the three month periods ended March 31, 1999 and 1998 were as follows (in thousands):

                                        Three Months Ended March 31,
                                       Actual     Actual   Pro forma
                                         1999       1998       1998
                                         ----       ----       ----

Net sales                             $ 84,613   $ 79,650   $ 89,900
Goodwill amortization                    2,378      1,956      2,300
Loss before interest and income taxes   (1,896)    (1,058)    (2,000)
Intercompany sales from Traditional
    Business to TDS which have been
    eliminated in consolidation       $ 12,621   $ 12,359   $ 13,400

                   BANDAG, INCORPORATED AND SUBSIDIARIES


Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         For the Three Months Ended
                                                March 31,
                                            1999          1998
                                          -------       --------
Numerator:
       Net Earnings                        $10,037       $ 9,150

Denominator:
    Denominator for basic earnings
     per share-weighted-average shares      21,903        22,784

    Effect of dilutive securities:
        Non-vested restricted stock             42            32
        Stock options                           45            92
                                           -------       -------
    Dilutive potential common shares            87           124
                                           -------       -------

       Denominator for diluted earnings
        per share-weighted-average
        shares and dilutive potential
        common shares                       21,990        22,908
                                          ========       =======

Net Earnings Per Share:
       Basic                                $  .46        $ 0.40
                                            ======        ======
       Diluted                              $  .46        $ 0.40
                                            ======        ======


Computer Software Developed For or Obtained For Internal Use
In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use. The Company adopted this SOP effective January 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Previous to this SOP the Company expensed such costs as incurred. The adoption of this SOP did not have a material impact on the financial position or results of operations for the three months ended March 31, 1999.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Operating Segment Information
The Company has two operating segments: the Traditional Business and TDS. The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. TDS operates franchised retreading locations and commercial, retail, and wholesale outlets throughout the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. Intersegment sales and transfers between the Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

In thousands
                                                     Traditional Business
                      -------------------------------------------------------------------------------------------
As of March 31,           North America             Europe              Latin America                Asia
                      --------------------   --------------------    ---------------------   --------------------
                         1999       1998        1999        1998       1999        1998         1999       1998
Net sales to
    unaffiliated
    customers        $  86,294   $  94,995   $  24,082   $  24,836   $  22,927   $  29,698   $   6,222   $   6,752

Transfers between
    segments            15,742      15,695         280         305        --          --          --          --

Operating earnings      14,911      15,513       3,246       2,433       4,121       4,547         895      (3,451)

Interest revenue          --          --          --          --          --          --          --          --

Interest expense          --          --          --          --          --          --          --          --

Corporate expenses        --          --          --          --          --          --          --          --
                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Earnings before
    income taxes     $  14,911   $  15,513   $   3,246   $   2,433   $   4,121   $   4,547   $     895   $  (3,451)


                               TDS                    Corporate              Consolidated
                      ---------------------     --------------------     --------------------
                         1999        1998          1999      1998           1999       1998

Net sales to
    unaffiliated
    customers        $  84,613    $  79,650         --           --      $ 224,138    $ 235,931

Transfers between
    segments              --           --           --           --         16,022       16,000

Operating earnings      (1,896)      (1,058)        --           --         21,277       17,984

Interest revenue          --           --          1,524        2,442        1,524        2,442

Interest expense          --           --         (2,564)      (2,381)      (2,564)      (2,381)

Corporate expenses        --           --         (3,225)      (2,431)      (3,225)      (2,431)
                     ---------    ---------    ---------    ---------    ---------    ---------
Earnings before
    income taxes     $  (1,896)   $  (1,058)   $  (4,265)   $  (2,370)   $  17,012    $  15,614


                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Results include both the Company's Traditional Business and Tire Distribution Systems, Inc. (TDS).

Consolidated net sales for the quarter ended March 31, 1999, were 5% lower than the prior year period. Traditional Business net sales were 10% below the prior year period. Of this 10% decrease, approximately 4 percentage points were a result of the lower translated value of the Company's foreign-currency-denominated sales. The remaining 6-percentage-point decrease resulted from lower equipment sales and a 5% decline in retread material unit volume. The Traditional Business sales decline was primarily due to intense competitive pressures and industry consolidation in the United States, which is expected to continue throughout 1999. The decline in Traditional Business sales was slightly offset by a 6% increase in TDS net sales over the prior year period. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to the quarter in previous years in that it is seasonally the slowest for both sales and earnings. Both business segments were similarly affected.

Gross profit margin for the Company's Traditional Business increased by 2.1 percentage points over the prior year period due to lower raw material costs in the U.S. and Mexico. In the U.S., raw material costs decreased 8% from the prior year period. Gross profit margins in Europe and Brazil remained steady. The consolidated gross profit margin increased by 1.2 percentage points over the prior year period, a lower increase than seen in the Traditional Business due to the inclusion of the TDS operations which operate at a lower gross margin.

Consolidated operating and other expenses for the quarter ended March 31, 1999 decreased 6% from the prior year period. Despite a decline in unit volume for the quarter ended March 31, 1999, consolidated earnings improved 10% from the prior year period. The earnings improvement is attributable to the 13% decrease in operating and other expenses for the Traditional Business from the prior year period. Earnings benefited from progress in efforts to return operating expenses to a more traditional level and the absence of a $4.4 million transaction loss on the Indonesian rupiah that existed in the first quarter of 1998. The improved earnings resulted in diluted earnings per share of $.46 as of March 31, 1999, up from $.40 in the prior year period.


TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America for the quarter ended March 31, 1999 were 8% below the prior year period due to 4%

                   BANDAG, INCORPORATED AND SUBSIDIARIES

lower retread material unit volume, 2% from the decline in equipment sales, and 2% attributable to product mix. The North American sales decline was also due to intense competitive pressures and industry consolidation in the United States, which is expected to continue throughout 1999. Gross profit margin improved 2.8 percentage points over the prior year period because of lower average raw material costs. As a result of the lower sales, earnings before income taxes decreased 4% from the prior year period.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe for the quarter ended March 31, 1999 declined 3% from the prior year period on a retread material unit volume decrease of 9% from the prior year period. The 6-percentage point spread between the net sales decrease and the retread material unit volume decrease is due to a higher translated value of the Belgian franc and an 8% increase in Belgian franc denominated equipment sales. Gross profit margin for the quarter ended March 31, 1999 decreased 1.7 percentage points from the prior year period due to a higher level of equipment sales, which carry a lower margin than retread materials. Operating expenses for the quarter ended March 31, 1999 decreased 14% from the prior year period due to lower personnel related and marketing program costs. Principally as a result of the lower operating expenses, earnings before income taxes for the quarter ended March 31, 1999 increased by 33% over the prior year period.

The Company's exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred to internally as Latin America. Net sales in Latin America for the quarter ended March 31, 1999 declined 23% from the prior year period on a retread material unit volume decrease of 4% from the prior year period. The decrease in net sales is mainly due to the lower translated value of foreign currency, particularly the Brazilian real. The gross profit margin for the quarter ended March 31, 1999 increased by 1.4 percentage points over the prior year period mainly due to lower raw material costs in Mexico. Operating expenses for the quarter ended March 31, 1999 declined 4% from the prior year period mainly due to lower marketing program costs in South Africa and a decline in unit volume for U.S. exports, South Africa, and Mexico. Principally because of the lower sales, earnings before income taxes for the quarter March 31, 1999 were 9% below last year.

The Company's exports from North America to markets in Asian countries, along with operations in New Zealand, Indonesia and Malaysia and a licensee in Australia are combined under one management group referred to internally as Asia. Net sales for the quarter ended March 31, 1999 declined 8% in Asia on a 4% increase in retread material unit volume. The spread between the decline in net sales and the increase in retread material unit volume is due to lower exported equipment sales, reduced new tire sales in New

                   BANDAG, INCORPORATED AND SUBSIDIARIES


Zealand, and the lower translated value of foreign currencies. Lower raw material costs in Malaysia were offset by the higher cost of imported retread materials and lower margins on new tire sales in New Zealand to leave gross profit margin for the quarter ended March 31, 1999 even with the prior year period. Operating expenses declined 52% from the prior year mainly due to the restructuring done in the prior year which reduced personnel related costs for the quarter ended March 31, 1999. Principally because of the absence of a $4.4 million transaction loss on the Indonesian rupiah that existed in the first quarter of 1998 and lower operating expenses, earnings before income taxes were 126% above the prior year period.

TIRE DISTRIBUTION SYSTEMS, INC.

Net sales were $84,613,000 for the period ended March 31, 1999, an increase of 6% over the prior year period. On a "same store" basis, sales declined less than 2% from the prior year period. From an operating perspective, TDS continued to make progress in integrating the dealerships it has acquired since 1997. TDS operating expenses were down slightly on a pro forma basis with much of the decrease attributable to reductions in redundancies across TDS as a result of consolidation from five dealers into three divisions. These reductions were offset by additional operating expenses attributable to the acquisitions made in 1998 resulting in a 15% increase in operating expenses over the prior year period. On a pro forma basis, earnings before interest and taxes remained basically unchanged for the quarter ended March 31, 1999 despite a decline in sales of 6% from the 1998 pro forma results.

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

The Company has completed its assessment of the Year 2000 issue in North America and the Company anticipates finishing its Year 2000 remediation process for mission critical mainframe and mid-range applications by fourth quarter 1999, although work to address cosmetic changes for non-failure date usage could extend into first quarter 2000. Plans call for client-

                   BANDAG, INCORPORATED AND SUBSIDIARIES

server technology to be compliant by third quarter 1999, communication and network-technology to be compliant by third quarter 1999 and desktop technology to be compliant by year-end 1999. Required changes outside of the Information Systems area should not be significant.

The installed base for the Company's software outside of North America consists primarily of purchased commercial software, or applications written after 1990 which were written Year 2000 compliant. The assessment process has been completed for all locations and plans call for identified compliance issues to be addressed mid-year 1999.

The Company is shifting new software development efforts to the client-server platform, and has so far been able to obtain sufficient resources in this area, but mainframe development resources remain in short supply and this will affect development on this platform into the Year 2000. This delay has not, to this point, significantly affected the Company's business initiatives.

The costs related to the Year 2000 issue are expected to total approximately $14,400,000. To date, $8,100,000 of this amount has been spent and contracts and purchase orders have been executed for an additional $2,800,000. The Company expects approximately 50% of total costs, which are for contracted services, to be recorded as current expense and the remaining half of the costs, which are to replace hardware and software and upgrade existing hardware, to be capitalized.

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

                   BANDAG, INCORPORATED AND SUBSIDIARIES


Financial Condition:

Operating Activities.

Net cash provided by operating activities for the quarter ended March 31, 1999, was $4,538,000 more than the amount for the same period last year primarily due to a decrease in accounts receivable offset by other working capital items.

Investing Activities.

The Company spent $9,908,000 on capital expenditures for the quarter ended March 31, 1999, compared to $15,699,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flow. The Company spent $1,698,000 on tire dealership acquisitions in first quarter 1999.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's maturities of investments exceeded purchases by $3,047,000 during the three months, reducing total investments to approximately $6,674,000 as of March 31, 1999.

Financing Activities.

Cash dividends totaled $6,245,000 for the first quarter, compared to $6,275,000 for the same periods last year. The Company purchased 44,700 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $1,196,000 during the three months ended March 31, 1999. Cash dividends and stock purchases were funded from operational cash flows.

As of March 31, 1999, the Company had $103,000,000 in funds available under unused lines of credit.


Forward-Looking Information - Safe Harbor Statement.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. Such statements are identified by the use of such words as "is expected to continue," "the Company anticipates," "are expected," "the Company expects," "it believes," "the Company presently believes," or other words of similar import. Future operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such uncertainties and risks include the likelihood of increased competitive pressures and industry consolidation in the United States for the remainder of 1999,

                      BANDAG, INCORPORATED AND SUBSIDIARIES


and the timely remediation of Year 2000 problems by the Company, its suppliers and its customers.

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


                                     PART II
                                OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

           (a)  Exhibits

                  27    Financial Data Schedule (EDGAR filing only)

                  27.1 Revised March 1998 Financial Data Schedule (EDGAR filing only)

           (b)  Reports on Form 8-K

                A Current Report on Form 8-K was filed on February 19, 1999. The Current Report included unaudited condensed consolidated balance sheets for the years ended December 31, 1998 and 1997, unaudited condensed consolidated statements of earnings for the three and twelve month periods ended December 31, 1998 and 1997, respectively, and unaudited condensed consolidated statements of cash flows for the twelve months ended December 31, 1998 and 1997.

                A Current Report on Form 8-K was filed on April 21, 1999. The Current Report included unaudited condensed consolidated balance sheets for the quarter ended March 31, 1999 and the year ended December 31, 1998, unaudited condensed consolidated statements of earnings for the three month periods ended March 31, 1999 and 1998, respectively, and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998.

                      BANDAG, INCORPORATED AND SUBSIDIARIES










                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       BANDAG, INCORPORATED
          (Registrant)






Date:   May 14, 1999              \S\ Martin G. Carver
                                  -------------------------------
                                  Martin G. Carver
                                  Chairman and Chief Executive Officer




Date:   May 14, 1999              \S\ Warren W. Heidbreder
                                  --------------------------------------------
                                  Warren W. Heidbreder
                                  Vice President, Chief Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


     Exhibit
     Number                    Exhibit                         Page

       27        Financial Data Schedule (EDGAR filing only)    18

       27.1      Revised March 1998 Financial Data Schedule
                  (EDGAR filing only)                           19