Form 10-Q
period 1999-06-30
BANDAG INC
filed 1999-08-16
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Common Stock, $1 par value; 9,085,432 shares as of July 31, 1999.
Class A Common Stock, $1 par value; 10,781,844 shares as of July 31, 1999. Class B Common Stock, $1 par value; 2,045,812 shares as of July 31, 1999.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

Part I : FINANCIAL INFORMATION                                          Page No.

  Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Earnings            3
                  Condensed Consolidated Balance Sheets                    4
                  Condensed Consolidated Statements of Cash Flows          5
             Notes to Condensed Consolidated Financial Statements          6


  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9



PART II : OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders             15

  Item 6 - Exhibits and Reports on Form 8-K                                16

  Signatures                                                               17


EXHIBITS :

  Exhibit 27 - Financial Data Schedule (EDGAR filing only)                 19

  Exhibit 27.1  -  Revised  June  1998  Financial  Data
               Schedule (with EDGAR filing only)                           20

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

Item l - Financial Statements:
Unaudited Condensed Consolidated Statements of Earnings


                                       Three Months Ended  Six Months Ended
                                            June 30,             June 30,
In thousands, except per share data   1999      1998      1999       1998
                                     --------  -------- --------  ----------

Net sales                           $252,120  $266,127  $476,258  $502,058
Other income                           2,733     3,954     5,430     7,795
                                    --------  --------  --------  --------
                                     254,853   270,081   481,688   509,853

Cost of products sold                153,328   163,556   288,526   308,740
Engineering, selling,
 administrative and other expenses    70,994    77,204   143,055   153,797
Interest expense                       2,435     3,295     4,999     5,676
                                    --------  --------  --------  --------
                                     226,757   244,055   436,580   468,213
                                    --------  --------  --------  --------
Earnings before income taxes          28,096    26,026    45,108    41,640
Income taxes                          11,970    11,858    18,945    18,322
                                    --------  --------  --------  --------
Net earnings                        $ 16,126  $ 14,168  $ 26,163  $ 23,318
                                    ========  ========  ========  ========

Net earnings per share - Basic      $    .74  $   0.62  $   1.20  $   1.02
Net earnings per share - Diluted    $    .73  $   0.62  $   1.19  $   1.02
Comprehensive net earnings          $ 16,252  $ 14,703  $ 12,365  $ 25,348
Cash dividends per share            $ 0.2850  $ 0.2750  $ 0.5700  $ 0.5500
Depreciation included in expense $ 10,498 $ 8,470 $ 20,146 $ 19,370 Goodwill amortization included
           in expense               $  2,483  $  2,200  $  4,905  $  4,440
Weighted average shares
outstanding:
           Basic                      21,873    22,784    21,890    22,784
           Diluted                    21,941    22,907    21,964    22,903



See notes to condensed consolidated financial statements.

                 BANDAG, INCORPORATED AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

In thousands                                      June 30,    December 31,
                                                    1999         1998
                                                  --------     --------
ASSETS:
Cash and cash equivalents                         $ 61,355     $ 37,912
Investments                                          8,942        9,721
Accounts receivable - net                          193,582      217,299
Inventories:
  Finished products                                102,923       96,889
  Materials & work-in-process                       17,729       14,845
                                                  --------     --------
                                                   120,652      111,734
Other current assets                                61,851       62,458
                                                  --------     --------
  Total current assets                             446,382      439,124
Property, plant, and equipment                     491,522      503,745
  Less accumulated depreciation & amortization    (289,506)    (290,699)
                                                  --------     --------
                                                   202,016      213,046
 Intangible assets                                  71,105       75,539
Other assets                                        25,514       28,020
                                                  --------     --------
  Total assets                                    $745,017     $755,729
                                                  ========     ========

LIABILITIES & STOCKHOLDERS' EQUITY:
Accounts payable                                  $ 29,485     $ 38,286
Income taxes payable                                20,640       13,704
Accrued employee compensation and benefits          25,098       27,498
Accrued marketing expenses                          30,921       37,044
Other accrued expenses                              48,727       46,880
Short-term notes payable and other liabilities       5,261       11,497
                                                  --------     --------
  Total current liabilities                        160,132      174,909

Long-term debt and other obligations               109,675      109,757
Deferred income tax liabilities                      9,157        3,766

Stockholders' equity:
  Common stock; $1 par value;
   authorized - 21,500,000 shares;
   issued and outstanding - 9,085,232 shares
     in 1999; 9,083,797 in 1998                      9,085        9,084
  Class A Common stock; $1 par value;
   authorized - 50,000,000 shares;
   issued and outstanding - 10,781,844 shares
     in 1999; 10,824,974 in 1998                    10,782       10,825
  Class B Common stock; $1 par value;
   authorized - 8,500,000 shares;
   issued and outstanding - 2,046,012 shares
     in 1999; 2,046,577 in 1998                      2,046        2,047
  Additional paid-in capital                         7,336        7,287
  Retained earnings                                464,822      452,274
  Equity adjustment from foreign currency
   translation                                     (28,018)     (14,220)
                                                  --------     --------
    Total equity                                   466,053      467,297
                                                  --------     --------
    Total liabilities & stockholders' equity      $745,017     $755,729
                                                  ========     ========

See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands                                          Six Months Ended
                                                          June 30,
                                                      1999         1998
                                                    -------       -------
Operating Activities
  Net earnings                                      $ 26,163     $ 23,318
  Provision for depreciation and amortization         25,051       23,810
  Increase in operating assets and
     liabilities-net                                  13,992          617
                                                    --------     --------
   Net cash provided by operating activities          65,206       47,745
Investing Activities
  Additions to property, plant and equipment         (18,153)     (28,453)
  Purchases of investments                            (6,459)     (19,206)
  Maturities of investments                            7,238        3,513
  Payments for acquisitions of businesses             (1,698)      (4,550)
                                                    --------     ---------
   Net cash used in investing activities             (19,072)     (48,696)
Financing Activities
  Proceeds from short-term notes payable                   -        2,576
  Proceeds from long-term notes payable                   59            -
  Principal payments on short-term notes payable
    and other liabilities                             (6,225)     (98,335)
  Cash dividends                                     (12,475)     (12,548)
  Purchases of Common Stock and
       Class A Common Stock                           (1,196)        (405)
                                                    --------     --------
   Net cash used in financing activities             (19,837)    (108,712)
Effect of exchange rate changes on cash and
    cash equivalents                                  (2,854)        (835)
                                                    --------     --------
  Increase (decrease) in cash and cash equivalents    23,443     (110,498)
Cash and cash equivalents at beginning of year        37,912      196,400
                                                    --------     --------
    Cash and cash equivalents at end of period      $ 61,355     $ 85,902
                                                    ========     ========



See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Comprehensive Net Earnings
Comprehensive net earnings for the three month periods ended June 30, 1999 and 1998 and the six month periods ended June 30, 1999 and 1998 were as follows (in thousands):

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                           1999       1998      1999     1998
                                         --------   --------  --------  --------

Net earnings                             $ 16,126   $ 14,168  $ 26,163  $ 23,318
Other comprehensive income item:
           Foreign currency translation       126        535   (13,798)    2,030
                                         --------   --------  --------  --------
Comprehensive net earnings               $ 16,252   $ 14,703  $ 12,365  $ 25,348
                                         ========   ========  ========  ========

Tire Distribution Systems, Inc. (TDS) Operating Results
TDS results for the three month periods ended June 30, 1999 and 1998 and the six month periods ended June 30, 1999 and 1998 were as follows (in thousands):

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                           1999       1998      1999     1998
                                         --------   --------  --------  --------

Net sales                                $ 97,600   $ 96,630  $182,213  $176,280
Goodwill amortization                       2,440      1,952     4,818     3,908
Earnings (loss) before interest
    and income taxes                          842      2,060    (1,054)    1,002
Intercompany sales from Traditional
    Business to TDS which have been
    eliminated in consolidation          $ 13,935   $ 12,934  $ 26,556  $ 25,293

                   BANDAG, INCORPORATED AND SUBSIDIARIES


Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            For the Three       For the Six
                                            Months Ended        Months Ended
                                              June 30,            June 30,
                                           1999     1998        1999     1998
                                          -------  -------    -------   ------
Numerator:
       Net Earnings                       $16,126  $14,168    $26,163  $23,318

Denominator:
    Denominator for basic earnings
        per share-weighted-average shares  21,873   22,784     21,890   22,784

    Effect of dilutive securities:
        Non-vested restricted stock            40       33         41       32
        Stock options                          28       90         33       87
                                          -------  -------    -------   ------
    Dilutive potential common shares           68      123         74      119
                                          -------  -------    -------   ------

       Denominator for diluted earnings
        per share-weighted-average
        shares and dilutive potential
     common shares                         21,941   22,907     21,964   22,903
                                          =======  =======    =======  =======

Net Earnings Per Share:
       Basic                              $   .74  $  0.62    $  1.20  $  1.02
                                          =======  =======    =======  =======
       Diluted                            $   .73  $  0.62    $  1.19  $  1.02
                                          =======  =======    =======  =======

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

For the three months ended June 30 (in thousands):

                                                       Traditional Business
                        ------------------------------------------------------------------------------------
                           North America           Europe            Latin America             Asia                  TDS
                        -------------------- -------------------- --------------------- -------------------- ---------------------
                          1999      1998       1999       1998      1999       1998         1999      1998     1999       1998
Net sales to
    unaffiliated
    customers            $98,344   $105,000    $23,435   $23,800    $26,350    $33,623     $6,391    $7,074    $97,600    $96,630

Transfers between
    segments              17,491     16,240        189       208      -          -          -         -          -          -

Operating earnings        21,703     23,528      3,761       735      4,385      4,979        826   (1,199)        842      2,060

Interest revenue           -          -          -         -          -          -          -         -          -          -

Interest expense           -          -          -         -          -          -          -         -          -          -

Corporate expenses         -          -          -         -          -          -          -         -          -          -
                        --------- ---------- ---------- --------- ---------- ---------- ---------- --------- ---------- ----------
Earnings before
    income taxes         $21,703    $23,528     $3,761      $735     $4,385     $4,979       $826  $(1,199)       $842     $2,060


For the six months ended June 30 (in thousands):

                                                       Traditional Business
                        ------------------------------------------------------------------------------------
                           North America           Europe            Latin America             Asia                  TDS
                        -------------------- -------------------- --------------------- -------------------- ---------------------
                          1999      1998       1999       1998      1999       1998         1999      1998     1999       1998
Net sales to
    unaffiliated
    customers           $184,638   $199,995    $47,517   $48,636    $49,277    $63,321    $12,613   $13,826   $182,213   $176,280

Transfers between
    segments              33,233     31,935        469       513      -          -          -         -          -          -

Operating earnings        36,614     39,041      7,007     3,168      8,506      9,526      1,721   (4,650)    (1,054)      1,002

Interest revenue           -          -          -         -          -          -          -         -          -          -

Interest expense           -          -          -         -          -          -          -         -          -          -

Corporate expenses         -          -          -         -          -          -          -         -          -          -
                        --------- ---------- ---------- --------- ---------- ---------- ---------- --------- ---------- ----------
Earnings before
    income taxes         $36,614    $39,041     $7,007    $3,168     $8,506     $9,526     $1,721  $(4,650)   $(1,054)     $1,002

                              Corporate          Consolidated
                         -------------------- --------------------
                           1999      1998       1999       1998
Net sales to
    unaffiliated
    customers               -          -       $252,120  $266,127

Transfers between
    segments                -          -         17,680    16,448

Operating earnings          -          -         31,517    30,103

Interest revenue            1,745      2,471      1,745     2,471

Interest expense          (2,435)    (3,295)    (2,435)   (3,295)

Corporate expenses        (2,731)    (3,253)    (2,731)   (3,253)
                         --------- ---------- ---------- ---------
Earnings before
    income taxes         $(3,421)   $(4,077)    $28,096   $26,026


For the six months ended June 30 (in thousands):

                              Corporate          Consolidated
                         -------------------- --------------------
                           1999      1998       1999       1998
Net sales to
    unaffiliated
    customers               -          -       $476,258  $502,058

Transfers between
    segments                -          -         33,702    32,448

Operating earnings          -          -         52,794    48,087

Interest revenue            3,269      4,913      3,269     4,913

Interest expense          (4,999)    (5,676)    (4,999)   (5,676)

Corporate expenses        (5,956)    (5,684)    (5,956)   (5,684)
                         --------- ---------- ---------- ---------
Earnings before
    income taxes         $(7,686)   $(6,447)    $45,108   $41,640


                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Results include both the Company's Traditional Business and Tire Distribution Systems, Inc. (TDS).

Consolidated net sales for the quarter and year-to-date ended June 30, 1999, were both 5% lower than the prior year periods. Traditional Business net sales were 8% and 9% below the prior year quarter and year-to-date periods, respectively. Of these decreases, approximately 5 percentage points were a result of the lower translated value of the Company's foreign-currency-denominated sales. The remaining decreases resulted from lower equipment sales and a 7% and 6% decline in retread material unit volume from the prior year quarter and year-to-date periods, respectively. The Traditional Business sales decline was primarily due to intense competitive pressures and industry consolidation in the United States, which is expected to continue throughout 1999. In addition, the Company has recently experienced some dealer separations in the United States which has also negatively impacted sales volume. The decline in Traditional Business sales was slightly offset by a 1% and 3% increase in TDS sales over the prior year quarter and year-to-date periods, respectively. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to second quarters in previous years in that it is seasonally stronger than the first quarter for both sales and earnings. Both business segments were similarly affected.

Gross profit margin for the Company's Traditional Business increased by 1.4 percentage points over the prior year-to-date period due to lower raw material costs in the U.S., Brazil, and Mexico. In the U.S., raw material costs decreased 7% from the prior year-to-date period. The consolidated gross profit margin increased by .9 percentage points over the prior year-to-date period, a lower increase than seen in the Traditional Business due to the inclusion of the TDS operations whose gross margin increased 1 percentage point.

Consolidated operating and other expenses for the quarter and year-to-date ended June 30, 1999 decreased 8% and 7% from the prior quarter and year-to-date periods, respectively. Despite a decline in unit volume for the quarter and year-to-date periods ended June 30, 1999, consolidated earnings improved 14% and 12% from the prior year periods, respectively. The earnings improvement is attributable to the decreases in operating and other expenses for the Traditional Business, particularly in Europe. Earnings benefited from progress in efforts to return operating expenses to a more traditional level and the absence of a $3.4 million foreign exchange transaction loss, net of related hedge gains, on the Indonesian rupiah that existed in the prior year-to-date period. The improved earnings resulted in diluted earnings per share of $.73 and $1.19 for the quarter and year-to-date ended June 30, 1999, up from $.62 and $1.02 in the prior year periods, respectively.

                      BANDAG, INCORPORATED AND SUBSIDIARIES



TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America for the quarter ended June 30, 1999 were 4% below the prior year period due to 6% lower retread material unit volume and a 44% decline in equipment sales. The North American year-to-date sales experienced very similar results with a 6% sales decline over the prior year period attributable to a 6% decline in retread material unit volume and a 42% decline in equipment sales. The North American sales decline was also due to intense competitive pressures and industry consolidation in the United States, which is expected to continue throughout 1999 as well as some dealer terminations in the United States. The decreases in raw material costs during the year have improved North America's gross profit margin by 1.5 percentage points over the prior year-to-date period. North American operating expenses for the quarter ended June 30, 1999 were 20% lower than the prior year period due to decreases in R&D projects, promotional expenses, and personnel related costs. As a result of the lower sales, earnings before income taxes for the quarter and year-to-date decreased 8% and 6% from the prior year periods.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe for the quarter ended June 30, 1999 declined 2% from the prior year period on a retread material unit volume increase of 2% over the prior year period. The 4 percentage point spread between the net sales decrease and the retread material unit volume increase is due to a lower translated value of the Belgian franc and a 45% decrease in equipment sales. Europe's year-to-date retread material unit volume decreased 3% from the prior year period, resulting in a 2% decline in net sales from the same prior year period. The spread between Europe's year-to-date net sales decrease and retread material unit volume decrease is due to the higher translated value of the Belgian franc which was partially offset by a decrease in equipment sales. Gross profit margin for year-to-date ended June 30, 1999 decreased 1.5 percentage points from the prior year period due to expenses related to the termination of agreements with an equipment supplier. Operating expenses for the quarter and year-to-date ended June 30, 1999 decreased 23% and 19% from the prior year periods, respectively, due to lower personnel related and marketing program costs. Principally as a result of the lower operating expenses, earnings before income taxes for the quarter and year-to-date ended June 30, 1999 increased by 412% and 121% over the prior year periods, respectively.

The Company's exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred

                      BANDAG, INCORPORATED AND SUBSIDIARIES


to internally as Latin America. Net sales in Latin America for both the quarter and year-to-date ended June 30, 1999 declined 22% from the prior year periods on a retread material unit volume decrease of 5% and 7% from the prior year periods, respectively. The spread between the decrease in net sales and the decrease in material unit volume for the quarter and year-to-date periods is mainly due to the lower translated value of foreign currency, particularly the Brazilian real, and the decrease in equipment sales in Brazil. The gross profit margin for the quarter ended June 30, 1999 increased by 2.8 percentage points over the prior year period due to a reduction in raw material and production costs in Brazil and Mexico. Operating expenses for both the quarter and year-to-date ended June 30, 1999 declined 4% from the prior year periods mainly due to the real devaluation in Brazil and the lower translated value of other foreign currencies. In local currency, Brazil operating expenses for the quarter and year-to-date were 31% and 38% above prior year periods, respectively, due in part to increases in global support for managerial and administrative activities. Principally because of the lower sales, earnings before income taxes for the quarter and year-to-date ended June 30, 1999 were 12% and 11% below the prior year periods, respectively.

The Company's exports from North America to markets in Asian countries, along with operations in New Zealand, Indonesia and Malaysia and a licensee in Australia are combined under one management group referred to internally as Asia. Net sales in Asia for the quarter and year-to-date ended June 30, 1999 declined 10% and 9% from the prior year periods on a 6% and 2% decrease in retread material unit volume, respectively. The spread between the decrease in net sales and the decrease in retread material unit volume for the quarter and year-to-date periods is due to lower exported equipment sales, reduced new tire sales in New Zealand, and the lower translated value of foreign currencies. Lower raw material costs in Malaysia were offset by the higher cost of imported retread materials, resulting in the gross profit margin for the quarter and year-to-date ended June 30, 1999 being down .7 and .4 percentage points from the prior year periods, respectively. Operating expenses for the quarter and year-to-date declined 38% and 45% from the prior year periods, respectively, mainly due to the restructuring done in the prior year which reduced personnel related costs and managerial and administrative support costs. Principally because of the absence of a $3.4 million foreign exchange transaction loss, net of related hedge gains, on the Indonesian rupiah that existed in the prior year-to-date period and lower operating expenses, earnings before income taxes for the quarter and year-to-date were 169% and 137% above the prior year periods, respectively.

TIRE DISTRIBUTION SYSTEMS, INC.

Net sales for the quarter were $97,600,000, an increase of 1% over the prior year period. On a "same store" basis, sales declined 4% from the prior year period. From an operating perspective, TDS continued to make progress in integrating the dealerships it has acquired since 1997. TDS operating expenses for the quarter and year-to-date were 7% and 11% above

                     BANDAG, INCORPORATED AND SUBSIDIARIES


the prior year periods, respectively, with much of the increase attributable to acquisitions made in 1998. Actions to bring operating expenses down to acceptable levels include the consolidation of the Central Division office into the Eastern Division headquarters. Due to higher than expected operating expenses, earnings before interest and taxes for the quarter and year-to-date ended June 30, 1999 declined 59% and 205% from the prior year periods, respectively.

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

The installed base for the Company's software outside of North America consists primarily of purchased commercial software, or applications written after 1990 which were written Year 2000 compliant. The assessment process has been completed for all locations and all identified compliance issues have been addressed.

The Company is shifting new software development efforts to the client-server platform, and has so far been able to obtain sufficient resources in this area, but mainframe development resources remain in short supply and this will affect development on this platform into the Year 2000. This delay has not, to this point, significantly affected the Company's business initiatives.

The costs related to the Year 2000 issue are expected to total

                      BANDAG, INCORPORATED AND SUBSIDIARIES


approximately $12,700,000. To date, $9,100,000 of this amount has been spent and contracts and purchase orders have been executed for an additional $1,900,000. The Company expects approximately 50% of total costs, which are for contracted services, to be recorded as current expense and the remaining half of the costs, which are to replace hardware and software and upgrade existing hardware, to be capitalized.

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


Financial Condition:

Operating Activities.

Net cash provided by operating activities for the six months ended June 30, 1999, was $17,461,000 more than the amount for the same period last year primarily due to a decrease in accounts receivable offset by other working capital items.

Investing Activities.

The Company spent $18,153,000 on capital expenditures as of June 30, 1999, compared to $28,453,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flow. The Company has spent $1,698,000 on tire dealership acquisitions as of June 30, 1999, compared to $4,550,000 spent for the same period last year.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of

                      BANDAG, INCORPORATED AND SUBSIDIARIES


over 90 days are classified as investments for balance sheet purposes. The Company's maturities of investments exceeded purchases by $779,000 during the six months, reducing total investments to approximately $8,942,000 as of June 30, 1999.

Financing Activities.

Cash dividends totaled $6,230,000 and $12,475,000 for the quarter and year-to-date, respectively, and compare to $6,273,000 and $12,548,000 for the same periods last year. The Company purchased 44,700 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $1,196,000 during the six months ended June 30, 1999. Cash dividends and stock purchases were funded from operational cash flows.

As of June 30, 1999, the Company had $103,000,000 in funds available under unused lines of credit.


Forward-Looking Information - Safe Harbor Statement.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. Such statements are identified by the use of such words as "is expected to continue," "the Company anticipates," "plans call for," "should not be," "are expected," "the Company expects," "the Company presently believes," "it believes," or other words of similar import. Future operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such uncertainties and risks include the likelihood of increased competitive pressures and industry consolidation in the United States for the remainder of 1999, and the timely remediation of Year 2000 problems by the Company, its suppliers and its customers.

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

                      BANDAG, INCORPORATED AND SUBSIDIARIES


                                    PART II
                                OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of the shareholders of the Company was held on May 4, 1999.

         (b) Four matters were voted upon at the annual meeting. First, the following three nominees, all of whom were incumbent directors, were elected as directors for a three-year term ending in 2002 by the following vote:


                                       Votes                     Broker
      Name              Votes For     Against   Abstentions    Non-Votes
------------------      ----------   -------    -----------    ---------
Lucille A. Carver       27,854,738   103,777        - 0 -        - 0 -
Martin G. Carver        27,870,208    88,307        - 0 -        - 0 -
Edgar D. Jannotta       27,871,786    86,729        - 0 -        - 0 -

       A vote was held to act upon a proposal to approve and adopt the Bandag, Incorporated Employee Stock Award Plan. The shareholders ratified the proposal by the following vote:

         Votes For    Votes Against    Abstentions   Broker Non-Votes
         ----------   -------------    -----------   ----------------
         27,935,765      16,200           6,551           - 0 -

       Shareholders also voted upon a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1999. The shareholders ratified the selection by the following vote:

         Votes For    Votes Against    Abstentions   Broker Non-Votes
         ----------   -------------    -----------   ----------------
         25,497,127     1,958,512        28,239          474,637

       A vote was held to act upon a proposal to amend the By-Laws to provide that the board of directors consist of a majority of independent directors. The shareholders rejected this proposal by the following vote:

         Votes For    Votes Against    Abstentions   Broker Non-Votes
         ----------   -------------    -----------   ----------------
         1,905,973     25,130,970        446,936         474,637

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibits

              27   Financial Data Schedule (EDGAR filing only)

              27.1 Revised June 1998 Financial Data Schedule
                    (EDGAR filing only)

          (b) Reports on Form 8-K


              A Current Report on Form 8-K was filed on July 22, 1999. The Current Report included unaudited condensed consolidated balance sheets for the quarter ended June 30, 1999 and the year ended December 31, 1998, unaudited condensed consolidated statements of earnings for the three and six month periods ended June 30, 1999 and 1998, respectively, and unaudited condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998.

                      BANDAG, INCORPORATED AND SUBSIDIARIES







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BANDAG, INCORPORATED
                                  (Registrant)






Date:   August 13, 1999           \S\ Martin G. Carver
                                  --------------------------------------------
                                  Martin G. Carver
                                  Chairman and Chief Executive Officer




Date:   August 13, 1999           \S\ Warren W. Heidbreder
                                  --------------------------------------------
                                  Warren W. Heidbreder
                                  Vice President, Chief Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


     Exhibit
     Number                    Exhibit                           Page
     ------      -------------------------------------------     ----

       27        Financial Data Schedule (EDGAR filing only)      19

       27.1      Revised June 1998 Financial Data Schedule
                         (EDGAR filing only)                      20