Form 10-Q/A
period 1999-06-30
BANDAG INC
filed 1999-09-01
CIK 9534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               AMENDMENT NO. 1 TO

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


Commission file number 1-7007


                              BANDAG, INCORPORATED
             (Exact name of registrant as specified in its charter)

         Iowa                                             42-0802143
(State of incorporation)                     (I.R.S Employer Identification No.)


     2905 N. HWY. 61, Muscatine, Iowa                          52761-5886
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

The undersigned registrant hereby amends and restates Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 to provide in its entirety as follows:

                                     PART II
                                OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

       (a)    Exhibits

              10.1 Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver

              10.2 Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II

              10.3 Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Sam Ferrise, II

              10.4 Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder

              10.5 Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane

              10.6   Bandag, Incorporated Stock Award Plan

       (b)    Reports on Form 8-K

              A Current Report on Form 8-K was filed on July 22, 1999. The Current Report included unaudited condensed consolidated balance sheets for the quarter ended June 30, 1999 and the year ended December 31, 1998, unaudited condensed consolidated statements of earnings for the three and six-month periods ended June 30, 1999 and 1998, respectively, and unaudited condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BANDAG, INCORPORATED
                                    (Registrant)


Date: September 1, 1999             /s/Martin G. Carver
                                    Martin G. Carver
                                    Chairman and Chief Executive Officer




Date: September 1, 1999             /s/Warren W. Heidbreder
                                    Warren W. Heidbreder
                                    Vice President, Chief
                                    Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit Number                    Exhibit                                   Page
--------------                    -------                                   ----

     10.1 Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver
     10.2 Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II
     10.3 Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Sam Ferrise, II
     10.4 Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder
     10.5 Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane
     10.6        Bandag, Incorporated Stock Award Plan