Form 10-Q
period 1999-09-30
BANDAG INC
filed 1999-11-12
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

Common Stock, $1 par value; 9,084,651 shares as of October 31, 1999.
Class A Common Stock, $1 par value; 10,781,112 shares as of October 31, 1999. Class B Common Stock, $1 par value; 2,045,661 shares as of October 31, 1999.

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

  Exhibit 27.1 - Revised September 1998 Financial Data Schedule
                     (with EDGAR filing only)                           19

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

Item l - Financial Statements:
Unaudited Condensed Consolidated Statements of Earnings


                                    Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
In thousands, except per share data   1999      1998      1999      1998
                                    --------  --------  --------  ----------

Net sales                           $273,240  $282,636  $749,498  $784,694
Other income                           2,983     7,119     8,413    14,914
                                    --------  --------  --------  --------
                                     276,223   289,755   757,911   799,608

Cost of products sold                170,122   173,499   458,648   482,239
Engineering, selling,
 administrative and other expenses    72,068    81,922   215,123   235,719
Interest expense                       2,239     3,163     7,238     8,839
                                    --------  --------  --------  --------
                                     244,429   258,584   681,009   726,797
                                    --------  --------  --------  --------
Earnings before income taxes          31,794    31,171    76,902    72,811
Income taxes                          13,738    13,715    32,683    32,037
                                    --------  --------  --------  --------
Net earnings                        $ 18,056  $ 17,456  $ 44,219  $ 40,774
                                    ========  ========  ========  ========

Net earnings per share - Basic      $   0.83  $   0.78  $   2.02  $   1.81
Net earnings per share - Diluted    $   0.82  $   0.77  $   2.01  $   1.79
Comprehensive net earnings          $ 16,687  $ 14,870  $ 29,052  $ 40,218
Cash dividends per share            $ 0.2850  $ 0.2750  $ 0.8550  $ 0.8250
Depreciation included in expense $ 9,677 $ 10,778 $ 29,823 $ 30,148 Goodwill amortization included
           in expense               $  2,493  $  2,035  $  7,398  $  6,475
Weighted average shares
 outstanding:
           Basic                      21,873    22,279    21,885    22,583
           Diluted                    21,940    22,536    21,957    22,749



See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

In thousands                                   September 30,  December 31,
                                                    1999         1998
                                                  --------     --------
ASSETS:
Cash and cash equivalents                         $ 56,868     $ 37,912
Investments                                         12,634        9,721
Accounts receivable - net                          199,821      217,299
Inventories:
  Finished products                                101,246       96,889
  Materials and work-in-process                     17,275       14,845
                                                  --------     ---------
                                                   118,521      111,734
Other current assets                                59,967       62,458
                                                  --------     ---------
  Total current assets                             447,811      439,124
Property, plant, and equipment                     499,071      503,745
  Less accumulated depreciation & amortization    (296,184)    (290,699)
                                                  --------     ---------
                                                   202,887      213,046
 Intangible assets                                  69,148       75,539
Other assets                                        29,546       28,020
                                                  --------     --------
  Total assets                                    $749,392     $755,729
                                                  ========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                                  $ 22,405     $ 38,286
Income taxes payable                                28,816       13,704
Accrued employee compensation and benefits          26,150       27,498
Accrued marketing expenses                          30,230       37,044
Other accrued expenses                              46,600       46,880
Short-term notes payable and other liabilities       4,868       11,497
                                                  --------     ---------
  Total current liabilities                        159,069      174,909

Long-term debt and other obligations               109,097      109,757
Deferred income tax liabilities                      4,744        3,766

Stockholders' equity:
  Common stock; $1 par value;
   authorized - 21,500,000 shares;
   issued and outstanding - 9,085,595 shares
     in 1999; 9,083,797 in 1998                      9,086        9,084
  Class A Common stock; $1 par value;
   authorized - 50,000,000 shares;
   issued and outstanding - 10,781,892 shares
     in 1999; 10,824,974 in 1998                    10,782       10,825
  Class B Common stock; $1 par value;
   authorized - 8,500,000 shares;
   issued and outstanding - 2,045,697 shares
     in 1999; 2,046,577 in 1998                      2,046        2,047
  Additional paid-in capital                         7,353        7,287
  Retained earnings                                476,602      452,274
  Equity adjustment from foreign currency
   translation                                     (29,387)     (14,220)
                                                  --------     --------
    Total equity                                   476,482      467,297
                                                  --------     ---------
    Total liabilities and stockholders' equity    $749,392     $755,729
                                                  ========     ========

See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands                                          Nine Months Ended
                                                        September 30,
                                                      1999         1998
                                                      ----         ----
Operating Activities
  Net earnings                                      $ 44,219     $ 40,774
  Provision for depreciation and amortization         37,221       36,623
  Increase (decrease) in operating assets and
     liabilities-net                                   3,302      (21,615)
                                                    --------     --------
   Net cash provided by operating activities          84,742       55,782
Investing Activities
  Additions to property, plant and equipment         (28,147)     (32,177)
  Purchases of investments                           (11,628)     (20,941)
  Maturities of investments                            8,715        8,282
  Payments for acquisitions of businesses             (4,357)      (5,105)
                                                    --------     --------
   Net cash used in investing activities             (35,417)     (49,941)
Financing Activities
  Proceeds from short-term notes payable                   -       37,363
  Principal payments on short-term notes payable
    and other liabilities                             (7,125)    (140,587)
  Cash dividends                                     (18,744)     (18,551)
  Purchases of Common Stock and
       Class A Common Stock                           (1,212)     (28,234)
                                                    --------     --------
   Net cash used in financing activities             (27,081)    (150,009)
Effect of exchange rate changes on cash and
    cash equivalents                                  (3,288)      (1,306)
                                                    --------     --------
  Increase (decrease) in cash and cash equivalents    18,956     (145,474)
Cash and cash equivalents at beginning of year        37,912      196,400
                                                    --------     ----------
    Cash and cash equivalents at end of period      $ 56,868     $ 50,926
                                                    ========     ========



See notes to condensed consolidated financial statements.

                   BANDAG, INCORPORATED AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Comprehensive Net Earnings
Comprehensive net earnings for the three month periods ended September 30, 1999 and 1998 and the nine month periods ended September 30, 1999 and 1998 were as follows (in thousands):

                                      Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                      1999      1998       1999     1998

Net earnings                        $ 18,056  $ 17,456   $ 44,219  $ 40,774
Other comprehensive income item:
      Foreign currency translation    (1,369)   (2,586)   (15,167)     (556)
                                    --------  --------   --------  --------
Comprehensive net earnings          $ 16,687  $ 14,870   $ 29,052  $ 40,218
                                    ========  ========   ========  ========

Tire Distribution Systems, Inc.(TDS) Business Combinations and Operating Results

For the year-to-date period, Tire Distribution Systems, Inc. (TDS), a wholly owned subsidiary of Bandag, Incorporated, acquired 4 tire dealerships for a total of $4,357,000 in cash and the forgiveness of certain liabilities. The accounts and transactions of the acquired businesses have been included in consolidated financial statements from the respective dates of acquisition.

TDS results for the three month periods ended September 30, 1999 and 1998 and the nine month periods ended September 30, 1999 and 1998 were as follows (in thousands):

                   BANDAG, INCORPORATED AND SUBSIDIARIES


                                       Three Months         Nine Months
                                    Ended September 30,  Ended September 30,

                                       1999      1998      1999      1998
                                       ----      ----      ----      ----

Net sales                           $112,649  $105,510  $294,862  $281,790
Goodwill amortization                  2,449     2,035     7,267     5,943
Earnings before interest and
    income taxes                       1,716     2,150       662     3,152
Intercompany sales from Traditional
    Business to TDS which have been
    eliminated in consolidation     $ 14,636  $ 15,364  $ 41,192  $ 40,657


Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          For the Three       For the Nine
                                           Months Ended        Months Ended
                                           September 30,       September 30,
                                           1999     1998       1999     1998
                                           ----     ----       ----     ----
Numerator:
       Net Earnings                       $18,056  $17,456    $44,219  $40,774

Denominator:
    Denominator for basic earnings
        per share-weighted-average shares  21,873   22,279     21,885   22,583

    Effect of dilutive securities:
        Non-vested restricted stock            40      174         41       88
        Stock options                          27       83         31       78
                                          -------  -------    -------   ------
    Dilutive potential common shares           67      257         72      166
                                          -------  -------    -------   ------

       Denominator for diluted earnings
        per share-weighted-average
        shares and dilutive potential
     common shares                         21,940   22,536     21,957   22,749
                                          =======  =======    =======  =======

Net Earnings Per Share:
       Basic                              $  0.83  $  0.78    $  2.02  $  1.81
                                          =======  =======    =======  =======
       Diluted                            $  0.82  $  0.77    $  2.01  $  1.79
                                          =======  =======    =======  =======

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Operating Segment Information
The Company has two reportable operating segments: the Traditional Business and TDS. The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. TDS operates franchised retreading locations and commercial, retail, and wholesale outlets throughout the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers. Other includes results of operations for the Tire Management Solutions Inc. (TMS) pilot program and other corporate items.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. Intersegment sales and transfers between the Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

For the three months ended September 30 (in thousands):

                                                         Traditional Business
                      --------------------------------------------------------------------------------------------
                         North America               Europe              Latin America                 Asia
                      --------------------    --------------------    ---------------------   --------------------
                        1999       1998         1999        1998         1999        1998        1999        1998
Net sales to
 unaffiliated
 customers           $ 101,106   $ 115,065   $  22,902   $  25,912    $  24,576   $  29,151   $   6,190   $   6,998
Transfers between
 segments               19,638      18,708         183         327         --          --          --          --
Operating earnings
 (loss)                 33,318      33,916       1,981         (68)       2,188       2,070       1,321      (1,003)
Interest income           --          --          --          --           --          --          --          --
Interest expense          --          --          --          --           --          --          --          --
                     ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------
Earnings (loss)
 before income
 taxes               $  33,318   $  33,916   $   1,981   $     (68)   $   2,188   $   2,070   $   1,321   $  (1,003)
                     =========   =========   =========   =========    =========   =========   =========   =========

                              TDS                     Other                  Consolidated
                    ----------------------     ---------------------    ----------------------
                        1999       1998          1999         1998         1999         1998
Net sales to
 unaffiliated
 customers           $ 112,649   $ 105,510    $   5,817         --      $ 273,240    $ 282,636
Transfers between
 segments                 --          --           --           --         19,821       19,035
Operating earnings
 (loss)                  1,716       2,150       (7,785)      (4,972)      32,739       32,093
Interest income           --          --          1,294        2,241        1,294        2,241
Interest expense          --          --         (2,239)      (3,163)      (2,239)      (3,163)
                     ---------   ---------    ---------    ---------    ---------    ---------
Earnings (loss)
 before income
 taxes               $   1,716   $   2,150    $  (8,730)   $  (5,894)   $  31,794    $  31,171
                     =========   =========    =========    =========    =========    =========

For the nine months ended September 30 (in thousands):

                                                        Traditional Business
                      --------------------------------------------------------------------------------------------
                          North America              Europe               Latin America               Asia
                      --------------------    --------------------   ---------------------    --------------------
                         1999       1998         1999       1998         1999       1998         1999      1998
Net sales to
 unaffiliated
 customers           $ 280,202   $ 315,060   $  70,419   $  74,550   $  73,853   $  92,470   $  18,803   $  20,824
Transfers between
 segments               52,871      50,643         652         838        --             2        --          --
Operating earnings
 (loss)                 73,883      75,497       8,988       3,100      10,694      11,596       3,042      (5,653)
Interest income           --          --          --          --          --          --          --          --
Interest expense          --          --          --          --          --          --          --          --
                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Earnings (loss)
 before income
 taxes               $  73,883   $  75,497   $   8,988   $   3,100   $  10,694   $  11,596   $   3,042   $  (5,653)
                     =========   =========   =========   =========   =========   =========   =========   =========

                             TDS                     Other                 Consolidated
                     ---------------------     -------------------      --------------------
                        1999       1998          1999      1998            1999       1998
Net sales to
 unaffiliated
 customers           $ 294,862   $ 281,790   $  11,359         --      $ 749,498    $ 784,694
Transfers between
 segments                 --          --          --           --         53,523       51,483
Operating earnings
 (loss)                    662       3,152     (17,692)     (13,196)      79,577       74,496
Interest income           --          --         4,563        7,154        4,563        7,154
Interest expense          --          --        (7,238)      (8,839)      (7,238)      (8,839)
                     ---------   ---------   ---------    ---------    ---------    ---------
Earnings (loss)
 before income
 taxes               $     662   $   3,152   $ (20,367)   $ (14,881)   $  76,902    $  72,811
                     =========   =========   =========    =========    =========    =========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------
Consolidated net sales for the quarter and year-to-date periods ended September 30, 1999, were 3% and 4% lower than the prior year periods, respectively. Traditional Business net sales were 11% below both the prior year quarter and year-to-date periods. Of these decreases, approximately 4 percentage points were a result of the lower translated value of the Company's foreign-currency-denominated sales. The remaining decreases resulted from lower equipment sales and an 8% and 7% decline in retread material unit volume from the prior year quarter and year-to-date periods, respectively. The Traditional Business sales decline was primarily due to intense competitive pressures and industry consolidation in the United States, which is expected to continue through 1999 and beyond. In addition, the Company has recently experienced some dealer separations in the United States which has also negatively impacted sales volume. The Company anticipates that sales volume may be negatively impacted in future periods due to additional dealer separations, although the Company has not received any additional notices of separations. The decline in Traditional Business sales was slightly offset by a 7% and 5% increase in Tire Distribution Systems, Inc. (TDS) sales over the prior year quarter and year-to-date periods, respectively, and sales for Tire Management Solutions, Inc. (TMS) pilot operation. The increase in TDS net sales is attributable to dealership acquisitions during the year. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to third quarters in previous years in that it is seasonally the strongest quarter for both sales and earnings. Both the Traditional Business and TDS were similarly affected.

Gross profit margin for the Company's Traditional Business increased by 2.4 percentage points over the prior year-to-date period due to lower raw material costs in the U.S., South Africa, and Mexico. In the U.S., raw material costs decreased 5% from the prior year-to-date period. The consolidated gross profit margin increased by .3 percentage points over the prior year-to-date period, a lower increase than seen in the Traditional Business margin due to a higher portion of consolidated sales coming from TDS which operates at a lower gross margin and the inclusion of the TMS pilot operation.

Consolidated operating and other expenses for the quarter and year-to-date periods ended September 30, 1999 decreased 12% and 9% from the prior quarter and year-to-date periods, respectively. Despite a decline in unit volume for the quarter and year-to-date periods ended September 30, 1999, consolidated earnings improved 3% and 8% from the prior year periods, respectively. The earnings improvement is attributable to the decreases in operating and other expenses for the Traditional Business, particularly in North America and Europe, partially offset by a loss in the TMS pilot program. Earnings benefited from progress in efforts to return operating expenses to a more traditional level and the absence of a $2.5 million foreign exchange loss that existed in the prior year-to-date period. The

                   BANDAG, INCORPORATED AND SUBSIDIARIES

improved earnings resulted in diluted earnings per share of $.82 and $2.01 for the quarter and year-to-date periods ended September 30, 1999, up from $.77 and $1.79 in the prior year periods, respectively.

During the quarter, the Company announced that it expects 1999 earnings to be below original estimates due primarily to three factors: slow sales in its Traditional Business through the remainder of the year; higher than expected expense levels in the TMS pilot program; and a non-recurring fourth quarter pretax charge of approximately $15 million to cover planned restructuring of North American operations. The restructuring will be implemented in the fourth quarter of 1999. It includes company-wide personnel reductions through a combination of voluntary early retirements, anticipated closing of a tread rubber manufacturing facility, and other position eliminations. Bandag expects annualized pretax savings from the restructuring to be approximately $14.5 million.


TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America for the quarter ended September 30, 1999 were 10% below the prior year period due to 8% lower retread material unit volume. The 2 percentage point spread between the net sales decrease and the retread unit volume decrease is due to a 36% decline in equipment sales. North American year-to-date sales experienced similar results with a 9% sales decline over the prior year period which was principally attributable to a 7% decline in retread material unit volume. The North American sales decline was due to intense competitive pressures and industry consolidation in the United States, which is expected to continue through the rest of 1999 and beyond, as well as some dealer terminations in the United States. The decreases in raw material costs during the year yielded a 3 percentage point improvement in North America's gross profit margin over the prior year-to-date period. North American operating expenses for the quarter ended September 30, 1999 were 34% lower than the prior year period due to decreases in R&D projects, marketing programs, promotional expenses, and personnel related costs. Earnings before income taxes for both the quarter and year-to-date decreased 2% from the prior year periods.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe for the quarter ended September 30, 1999 declined 12% from the prior year period on a retread material unit volume decrease of 9% over the prior year period. The 3 percentage point spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of foreign-currency-denominated sales. Europe's year-to-date retread material unit volume decreased 5% from the prior year period,

                   BANDAG, INCORPORATED AND SUBSIDIARIES

resulting in a 6% decline in net sales from the same prior year period. The spread between Europe's year-to-date net sales decrease and retread material unit volume decrease is due to lower sales prices. Gross profit margin for the year-to-date period ended September 30, 1999 decreased 1 percentage point from the prior year period due to the inclusion of lower margin service revenue. Operating expenses for the quarter and year-to-date periods ended September 30, 1999 decreased 20% and 23% from the prior year periods, respectively, due to lower personnel and marketing costs. Earnings before income taxes for the quarter and year-to-date periods ended September 30, 1999 increased by 3,013% and 190% over the prior year periods, respectively.

The Company's exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred to internally as Latin America. Net sales in Latin America for the quarter and year-to-date periods ended September 30, 1999 declined 16% and 20% from the prior year periods on a retread material unit volume decrease of 2% and 4% from the prior year periods, respectively. The spread between the decrease in net sales and the decrease in material unit volume for the quarter and year-to-date periods is mainly due to the lower translated value of foreign-currency-denominated sales, particularly the Brazilian real. The gross profit margin for the year-to-date period ended September 30, 1999 increased by 1.4 percentage points over the prior year period due to a reduction in raw material costs in South Africa and lower production costs and higher margins on locally produced products in Mexico. Operating expenses for both the quarter and year-to-date periods ended September 30, 1999 declined 22% and 13% from the prior year periods, respectively, mainly due to the real devaluation in Brazil. In local currency, Brazil operating expenses for the quarter and year-to-date were 20% and 29% above prior year periods, respectively, due to an increase in marketing program costs and higher bad debt expense. Earnings before income taxes for the quarter and year-to-date periods ended September 30, 1999 were 6% above and 8% below the prior year periods, respectively.

The Company's exports from North America to markets in Asian countries, along with operations in New Zealand, Indonesia and Malaysia and a licensee in Australia are combined under one management group referred to internally as Asia. Net sales in Asia for the quarter and year-to-date periods ended September 30, 1999 declined 12% and 10% from the prior year periods on a 6% and 3% decrease in retread material unit volume, respectively. The spread between the decrease in net sales and the decrease in retread material unit volume for the quarter and year-to-date periods is due to lower exported equipment sales, and reduced new tire sales in New Zealand. Lower raw material costs and higher margins on export shipments in Malaysia were partially offset by the higher cost of imported retread materials in New Zealand, resulting in an increase in the gross profit margin for the quarter and year-to-date periods ended September 30, 1999 of 5.1 and 1.4 percentage points from the prior year periods, respectively. Operating expenses for the quarter and year-to-date declined 65% and 53% from the prior year periods, respectively, mainly due to the restructuring done in

                   BANDAG, INCORPORATED AND SUBSIDIARIES

the prior year which reduced personnel related costs and managerial and administrative support costs. Principally because of the absence of a $2.5 million foreign exchange loss that existed in the prior year-to-date period and lower operating expenses, earnings before income taxes for the quarter and year-to-date were 232% and 154% above the prior year periods, respectively.

TIRE DISTRIBUTION SYSTEMS, INC.

Excluding the effect of acquisitions, TDS sales were flat for the quarter compared to the prior year period. From an operating perspective, TDS continued to make progress in integrating the dealerships it has acquired since 1997. TDS operating expenses for the quarter and year-to-date were 17% and 13% above the prior year periods, respectively. Operating expenses have been unfavorably impacted by the integration of new acquisitions and the consolidation of the Central Division office into the Eastern Division headquarters. Due to higher operating expenses, earnings before interest and taxes for the quarter and year-to-date periods ended September 30, 1999 declined 20% and 79% from the prior year periods, respectively.

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

The Company has completed the remediation of all North American mainframe applications and systems software. Future date testing of application software is continuing and is scheduled to be completed by the end of November 1999. There may be some cleanup work required after January 1, 2000; however, management believes it will be minimal and without disruption to critical systems.

The Company has completed the remediation of all North American networked hardware and software. All desktop hardware is compliant and all desktop software is expected to be compliant and future date tested by the end of November 1999.

The Company has completed the remediation and future date testing of all North American phone systems.

                   BANDAG, INCORPORATED AND SUBSIDIARIES

Remediation of the installed base for the Company's hardware and software outside of North America is proceeding on plan and is expected to be completed by the end of November, 1999.

The costs related to the Year 2000 issue are expected to total approximately $12,000,000. To date, $10,950,000 of this amount has been spent, with the remaining under contract or subject to executed purchase orders. The Company expects approximately 60% of total costs, which are for contracted services, to be recorded as current expense and the remaining 40%, which are to replace hardware and software and upgrade existing hardware, to be capitalized.

The Company presently believes that with a combination of actions, including modification of existing software, conversion to newer versions of purchased software and replacement with new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. On the other hand, if such modifications and conversions are not made or are not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company. The Company has completed a contingency plan to deal with any unanticipated Year 2000 issues.

During 1999 the Company has had and will continue to have formal communications with its significant suppliers and large customers to determine the extent to which the Company's activities would be impacted by those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company relies will be corrected on a timely basis and therefore have no adverse effect on the Company.

The Company has assessed its own products to determine if it has exposure to contingencies related to the Year 2000 issue and it believes any such exposure will not be material.

Financial Condition:
--------------------

Operating Activities.

Net cash provided by operating activities for the year-to-date period ended September 30, 1999, was $28,960,000 more than the amount for the same period last year primarily due to a decrease in accounts receivable and an increase in taxes payable offset by other working capital items.

Investing Activities.

The Company spent $28,147,000 on capital expenditures through September 30, 1999, compared to $32,177,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flow.

The Company has spent $4,357,000 on tire dealership acquisitions through

                      BANDAG, INCORPORATED AND SUBSIDIARIES

September 30, 1999, compared to $5,105,000 spent for the same period last year.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's purchases of investments exceeded maturities by $2,913,000 during the nine months, bringing total investments to approximately $12,634,000 as of September 30, 1999.

Financing Activities.

Cash dividends totaled $6,245,000 and $18,744,000 for the quarter and year-to-date periods, respectively, and compare to $6,003,000 and $18,551,000 for the same periods last year. The Company purchased 45,200 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $1,212,000 during the year-to-date period ended September 30, 1999. Cash dividends and stock purchases were funded from operational cash flows.

As of September 30, 1999, the Company had $103,000,000 in funds available under unused lines of credit.

Forward-Looking Information - Safe Harbor Statement.
----------------------------------------------------

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. Such statements are identified by the use of such words as "anticipates," "is expected to continue," "it expects," "Bandag expects," "management believes," "is expected to be," "are expected," "the Company expects," "the Company presently believes," "it believes," or other words of similar import. Future operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such uncertainties and risks include the likelihood of increased competitive pressures and industry consolidation in the United States for the remainder of 1999 and beyond, the loss of additional key dealers and the timely remediation of Year 2000 problems by the Company, its suppliers and its customers.

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

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

           (a) Exhibits

                  27       Financial Data Schedule (EDGAR filing only)

                  27.1 Revised September 1998 Financial Data Schedule (EDGAR filing only)

           (b) Reports on Form 8-K


                  A Current Report on Form 8-K was filed on October 21, 1999. The Current Report included unaudited condensed consolidated balance sheets for the quarter ended September 30, 1999 and the year ended December 31, 1998, unaudited condensed consolidated statements of earnings for the three and nine month periods ended September 30, 1999 and 1998, respectively, and unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998.

                      BANDAG, INCORPORATED AND SUBSIDIARIES





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      BANDAG, INCORPORATED
        (Registrant)






Date:   November 11, 1999         \S\ Martin G. Carver
                                 -------------------------------
                                      Martin G. Carver
                                      Chairman and Chief Executive Officer




Date:   November 11, 1999         \S\ Warren W. Heidbreder
                                 -------------------------------
                                      Warren W. Heidbreder
                                      Vice President, Chief Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


     Exhibit
     Number                    Exhibit                         Page
     ------            -----------------------                 ----

       27        Financial Data Schedule (EDGAR filing only)    18

       27.1      Revised September 1998 Financial Data
                   Schedule (EDGAR filing only)                 19