Form 10-K
period 1999-12-31
BANDAG INC
filed 2000-03-30
CIK 9534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999;

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number 1-7007
                                                 ------

                              BANDAG, INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

                     Iowa                                   42-0802143
----------------------------------------------     ----------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)
    2905 North Highway 61, Muscatine, Iowa                  52761-5886
----------------------------------------------     ----------------------------
   (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 319/262-1400

                            Securities  registered  pursuant to Section 12(b) of
the Act:

        Title of each class                         Name of each exchange
                                                    on which registered
-------------------------------------      ------------------------------------
     Common Stock - $1 Par Value             New York Stock Exchange and Chicago
 Class A Common Stock - $1 Par Value                  Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                       Class B Common Stock - $1 Par Value
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2000: Common Stock, $150,878,977; Class A Common Stock (non-voting), $110,392,503; Class B Common Stock, $634,008.

The number of shares outstanding of the issuer's classes of common stock as of March 13,2000: Common Stock, 9,089,156 shares; Class A Common Stock, 9,637,754 shares; Class B Common Stock, 2,045,075 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of the Shareholders to be held May 2, 2000 are incorporated by reference in Part III.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
------   --------
                                  Introduction
                                  ------------

         All references herein to the "Company" or "Bandag" refer to Bandag, Incorporated and its subsidiaries unless the context indicates otherwise.

         The Company has two reportable business segments: the manufacture and sale of precured tread rubber, equipment and supplies for retreading tires (the "Traditional Business") and the sale and maintenance of new and retread tires to principally commercial and industrial customers through its wholly-owned subsidiary Tire Distribution Systems, Inc. ("TDS").

         As a result of a recapitalization of the Company approved by the Company's shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Company. As of March 13, 2000, the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 77% of the votes entitled to be cast in the election of directors and other corporate matters. The "Carver Family" is composed of (i) Lucille A. Carver, a director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entitles for the benefit of the Carver Family members.

         Effective as of November 1, 1997, the Company acquired five franchised dealerships through TDS. The aggregate purchase price of the transactions was approximately $158.6 million, which includes the fair market value of 10,000 shares of the Company's Class A Common Stock. Since the original acquisitions, TDS has acquired 11 additional smaller dealerships. TDS is operated through Tire Distribution Systems, Inc. See "TDS" herein.

         On February 5, 1999, Tire Management Solutions, Inc. ("TMS"), a wholly-owned subsidiary of the Company, entered into its first tire management outsourcing contract. The contract is with Roadway Express. Pursuant to the contract, the entire fleet tire management program of Roadway Express was outsourced to TMS. TMS, in turn, subcontracts with over 160 individual Bandag franchises across the country to provide the outsourced tire services. TMS anticipates that additional tire management outsourcing contracts will be obtained in the future.

                              Traditional Business
                              --------------------

(a) General
    -------

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

         The Company and its licensees have 1,295 franchisees worldwide, with 31% located in the United States and 69% internationally. The majority of Bandag's franchisees are independent operators of full service tire distributorships. The Traditional Business' revenues primarily come from the sale of retread material and equipment to its franchisees. The Traditional Business' products compete with new tire sales, as well as retreads produced using other retread processes. The Company concentrates its marketing efforts on existing franchisees and on expanding their respective market penetration. Due to its strong distribution systems, marketing efforts and leading technology, Bandag, through its independent franchisee network, has been able to maintain the largest market presence in the retreading industry.

         The Traditional Business competes primarily in the light and heavy truck tire replacement market. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has independent franchisees in over 109 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company's franchisees make up approximately 15% of the U.S. light and heavy truck tire replacement market. The Company's primary competitors are new tire manufacturers such as The Goodyear Tire & Rubber Company, Bridgestone Corporation and Groupe Michelin. The Goodyear Tire & Rubber Company also competes in the U.S. market as well as in other markets as a tread rubber supplier to a combination of company owned and independent retreaders, and Groupe Michelin competes in the retread market in the United States and in other markets.

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

(b)  Markets and Distribution
     ------------------------

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

         Trucks and Buses Tread rubber, equipment, and supplies for retreading and repairing truck and bus tires are sold by the Company primarily to independent franchisees and TDS which use the Bandag Method for that purpose. Bandag has 1,295 independent franchisees throughout North America, Central America, South America, Europe, Africa, Far East, Australia and New Zealand. These franchisees are owned and operated by independent franchisees, some with multiple franchises and/or locations. Of these franchisees, 395 are located in the United States. One hundred fifty nine (159) of Bandag's foreign franchisees are franchised by a licensee of the Company in Australia, and joint ventures in India and Sri Lanka. A limited number of franchisees are trucking companies, which operate retread shops primarily for their own needs. A few franchisees also offer "hot-cap" retreading and most sell one or more lines of new tires.

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

         Direct Sales to Transportation Fleets The Company has entered into contracts with companies pursuant to which Bandag agrees to sell retread tires directly to transportation fleets of such companies and provide maintenance and service for the retread tires (the "Direct Sales Contracts"). Bandag subcontracts the sales, maintenance, and service components of the Direct Sales Contracts to its independent franchisees and to TDS.

         Other Applications The Company continues to manufacture and supply to its franchisees a limited amount of tread for off-the-road (OTR) tires, industrial tires, including solid and pneumatic, passenger car tires and light commercial tires for light trucks and recreational vehicles.

(c) Competition
    -----------

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

         For additional information on competition faced by the Traditional Business see the foregoing discussion in "General" herein.

(d) Sources of Supply
    -----------------

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

         The principal source of natural rubber, used for the Company's cushion gum, is the Far East. The supply of natural rubber has historically been adequate for the Company's purposes. Natural rubber is a commodity subject to wide price fluctuations as a result of the forces of supply and demand. Synthetic prices historically have been related to the cost of petrochemical feedstocks.

(e) Patents
    -------

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

                                       TDS
                                       ----
(a) General
    -------

         The five dealerships that were acquired in November 1997 by TDS, an indirect wholly-owned subsidiary of the Company, were: Universal Tire, Inc. (Nashville, TN); Southern Tire Mart, Inc. (Columbia, MS); J.W. Brewer Tire Co., Inc. (Wheat Ridge, CO): Joe Esco Tire Co. (Oklahoma City, OK); and Sound Tire, Inc. (Auburn, WA). Since the original acquisitions, TDS has acquired 11 additional smaller dealerships. As of December 31, 1999, all of the acquired dealerships were merged into TDS. TDS, which provides new and retread tire products and tire management services to national, regional and local fleet transportation companies, operates 44 Bandag franchise and manufacturing locations and 109 commercial, retail and wholesale outlets in 17 states.

(b) Markets and Distribution
    ------------------------

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

         TDS markets its products through sales personnel located at each of its commercial locations, retread production facilities and retail facilities. TDS's sales people make personal sales calls on existing customers to ensure satisfaction and loyalty. TDS facilities are generally located near major highway arteries, industrial centers, and customer locations. TDS commercial locations operate as points of sale for retread tires, new tires and services. In addition, the commercial locations operate as a home base for mobile service trucks which must be able to provide customers with reliable and timely emergency service as well as regularly scheduled maintenance service.

         In an effort to fully service its customers, TDS sells new truck tires manufactured by Bridgestone Corporation, Continental/General, Kelly Tires, Yokahama, Cooper, and other manufacturers except for The Goodyear Tire and Rubber Company and Groupe Michelin.

(c)  Competition
     -----------

         TDS competitors are other tire dealers, which offer competing retread applications, as well as those which are Bandag franchised dealers. In addition, such tire dealers typically sell and service new tires produced by new tire manufacturers and service providers such as The Goodyear Tire and Rubber Company, Bridgestone Corporation and Groupe Michelin. The Goodyear Tire and Rubber Company and Groupe Michelin compete in the U.S. market and in other markets as a tread rubber supplier to a combination of company owned and independent retreaders.

(d) Sources of Supply
    -----------------

         TDS purchases retread rubber and most of its retreading equipment and supplies from Bandag and purchases new tires from new tire companies including Bridgestone Corporation, Yokahama, Continental/General, Cooper and Kelly. Groupe Michelin and The Goodyear Tire and Rubber Company have terminated their dealer relationships with TDS dealers and will not sell new tires to TDS dealers. TDS has not experienced any material adverse effects from such terminations and has been successful in obtaining and utilizing new tires from other tire manufacturers in its business.

                                   Regulations
                                   -----------

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

                                Other Information
                                -----------------

         The Company conducts research and development of new products, primarily in the Traditional Business, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $16,159,000 in 1997, $18,342,000 in 1998, and
$12,325,000 in 1999.

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

         As of December 31, 1999, the Company had approximately 4,441 employees.

     Financial Information about Business Segments and Foreign and Domestic
     ----------------------------------------------------------------------
              Operations and Revenues of Principal Product Groups
              ---------------------------------------------------

         Financial Statement "Operating Segment and Geographic Area Information" follows on page 9.

Operating Segment and Geographic Area Information

The Company has two reportable operating segments: the manufacture of precured tread rubber, equipment and supplies for retreading tires (Traditional Business) and the sales and maintenance of new and retread tires to principally commercial and industrial customers (TDS).

Information concerning operations for the Company's two reportable operating segments and different geographic areas follows (see Note L to Notes to

Consolidated Financial Statements):

                                                               Traditional Business
                               ----------------------------------------------------------------------------------------------------
                                    North America(4)(5)          Europe(6)                Latin America(4)        Asia(4)(7)
                               --------------------------  -----------------------  ------------------------  ---------------------
In millions:                       1999    1998    1997     1999    1998    1997     1999    1998     1997     1999    1998   1997
Net Sales
  Net sales to unaffiliated
    customers (1)(2)             $373.8  $422.0  $483.4   $103.7  $110.9  $123.0    $99.2  $122.2   $118.1    $25.5   $28.0  $42.7
  Transfers between
    segments                       72.5    65.7    24.1      0.8     1.0     0.5        -       -        -        -       -      -
                               --------------------------  -----------------------  ------------------------  ---------------------
  Segment area totals            $446.3  $487.7  $507.5   $104.5  $111.9  $123.5    $99.2  $122.2   $118.1    $25.5   $28.0  $42.7
  Eliminations (deduction)

Total Net Sales
Gross Profit                     $214.5  $219.1  $217.9    $46.0   $49.6   $53.8    $36.3   $43.8    $41.4     $8.8    $9.1  $13.0
Intangible Amortization             0.2     0.6     1.0        -       -       -        -       -        -        -       -      -
Depreciation Expense               21.5    19.8    19.5      4.9     6.1     6.7      5.1     5.9      5.1      0.6     1.1    1.4
Earnings (Expenses)
  Operating earnings (loss)(3)    $95.2   $98.8   $89.3    $11.4    $4.9    $8.8    $13.4   $15.5    $18.9     $4.6   $(1.4)  $3.2
  Gain on sale of stock               -       -       -        -       -       -        -       -        -        -       -      -
  Interest revenue                    -       -       -        -       -       -        -       -        -        -       -      -
  Interest expense                    -       -       -        -       -       -        -       -        -        -       -      -
  Corporate expenses                  -       -       -        -       -       -        -       -        -        -       -      -
                               --------------------------  -----------------------  ------------------------  ---------------------
Earnings (Loss) Before
  Income Taxes                    $95.2   $98.8   $89.3    $11.4    $4.9    $8.8    $13.4   $15.5    $18.9     $4.6   $(1.4)  $3.2
Total Assets at
  December 31                    $281.1  $321.8  $312.6    $52.4   $67.1   $73.9    $64.6   $80.4    $74.4    $12.1   $15.1  $21.2
Expenditures for
  Long-Lived Assets                20.0    33.3    15.8      3.0     4.3     7.5      4.7    10.0     15.1      0.9     1.3    1.0
Additions to Long-Lived
  Assets due to Acquisitions          -     0.9       -        -       -       -      -         -        -        -       -      -
Long-Lived Assets                  89.6    90.8    86.6     11.4    15.2    16.3     32.0    43.6     40.4      2.9     3.2    5.1
Sales by Product
  Retread products               $360.1  $404.5  $462.5   $101.8  $104.4  $110.5    $95.8  $117.0   $111.4    $15.3   $15.4  $24.2
  New tires                           -       -       -        -       -       -        -       -        -      3.0     4.8    8.2
  Retread tires                       -       -       -        -       -       -        -       -        -      6.4     5.9    7.5
  Other                            13.7    17.5    20.9      1.9     6.5    12.5      3.4     5.2      6.7      0.8     1.9    2.8

                                          TDS                    Other (4)                  Consolidated
                               --------------------------  ----------------------  ---------------------------
In millions:                       1999    1998    1997     1999    1998    1997      1999      1998       1997
Net Sales
  Net sales to unaffiliated
    customers (1)(2)             $393.1  $376.6   $55.3    $17.4       -       -  $1,012.7  $1,059.7     $822.5
  Transfers between
    segments                          -       -       -        -       -       -      73.3      66.7       24.6
                               --------------------------  ----------------------  ---------------------------
  Segment area totals            $393.1  $376.6   $55.3    $17.4       -       -  $1,086.0  $1,126.4     $847.1
  Eliminations (deduction)                                                           (73.3)    (66.7)     (24.6)
                                                                                  -----------------------------
Total Net Sales                                                                   $1,012.7  $1,059.7     $822.5
Gross Profit                      $92.1   $84.8   $14.0    $(5.0)     $-      $-    $392.7    $406.4     $340.1
Intangible Amortization             9.7     8.0     1.3        -       -       -       9.9       8.6        2.3
Depreciation Expense               11.0     9.4     1.5      0.8     0.5     0.4      43.9      42.8       34.6
Earnings (Expenses)
  Operating earnings (loss)(3)    $(2.5)   $2.5   $(2.0)  $(11.4   $(5.7)  $(1.4)   $110.7    $114.6     $116.8
  Gain on sale of stock               -       -       -        -       -    95.1         -         -       95.1
  Interest revenue                    -       -       -      6.1     9.0     7.5       6.1       9.0        7.5
  Interest expense                    -       -       -     (9.7)  (10.8)   (3.3)     (9.7)    (10.8)      (3.3
  Corporate expenses                  -       -       -    (15.0)  (13.3)  (13.2)    (15.0)    (13.3)     (13.2
                               --------------------------  ----------------------  ---------------------------
Earnings (Loss) Before
  Income Taxes                    $(2.5)   $2.5   $(2.0)  $(30.0  $(20.8)  $84.7     $92.1     $99.5     $202.9
Total Assets at
  December 31                    $243.2  $217.2  $217.9    $69.0   $54.1  $199.9    $722.4    $755.7     $899.9
Expenditures for
  Long-Lived Assets                10.8    15.6     1.0      2.5     0.9     1.8      41.9      65.4       42.2
Additions to Long-Lived
  Assets due to Acquisitions        4.4    12.9   125.1        -       -       -       4.4      13.8      125.1
Long-Lived Assets                 125.8   133.9   123.2      3.6     1.9     1.6     265.3     288.6      273.2
Sales by Product
  Retread products                   $-      $-      $-       $-       -       -    $573.0    $641.3     $708.6
  New tires                       218.2   214.1    36.5        -       -       -     221.2     218.9       44.7
  Retread tires                    96.9    86.6    11.6        -       -       -     103.3      92.5       19.1
  Other                            78.0    75.9     7.2     17.4       -       -     115.2     107.0       50.1


(1) No customer accounted for 10% or more of the Company's sales to unaffiliated customers in 1999, 1998, or 1997.
(2) Export sales from North America were less than 10% of sales to unaffiliated customers in each of the years 1999, 1998, and 1997.
(3) Aggregate foreign exchange gains (losses) included in determining net earnings amounted to approximately $800,000, $(3,200,000) and $1,500,000 in 1999, 1998 and 1997 respectively.
(4) For segment reporting purposes, Mexico and South Africa operations are included in the Latin America segment and New Zealand and Australia operations are included in the Asia segment, consistent with management's groupings for internal purposes. Other includes Corporate activities and in 1999 and 1998, the Tire Management Solutions pilot initiative.
(5) Includes in 1999 non-recurring charges of $12,800,000 related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs. Includes in 1997 non-recurring charges of $16,500,000 related to the closure of a domestic manufacturing facility and exit costs from a rubber recycling venture.
(6) Includes in 1999 non-recurring charges of $700,000 for termination benefits. Includes in 1998 non-recurring charges of $4,176,000 for termination benefits.
(7) Includes in 1998 net non-recurring charges of $29,000 related to costs associated with the closure of foreign manufacturing facilities and other non-recurring costs. The net non-recurring charges include a gain of
     $3,297,000 consisting of the non-taxable recognition of accumulated translation gains due to the exit of operations in Indonesia.

Executive Officers of the Company

         The following table sets forth the names and ages of all executive officers of the Company as of March 13, 2000, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his present office:

                               Period of                                                   Period in
                                Service                 Present Position                    Present
        Name             Age  with Company                  or Office                        Office
        ----             ---  ------------                  ---------                        ------
Martin G. Carver*         51    21 Yrs.         Chairman of the Board, Chief                19 Yrs.
                                                Executive Officer and President

Lucille A. Carver*        82    42 Yrs.         Treasurer                                   41 Yrs.

Nathaniel L. Derby II     57    29 Yrs.         Vice President, Manufacturing Design         3 Yrs.

Warren W. Heidbreder      53    18 Yrs.         Vice President, Chief Financial              3 Yrs.
                                                Officer and Secretary

Frederico U. Kopittke     56     5 Yrs.         Vice President, Latin America and            1 Yr.
                                                South Africa

John C. McErlane          46    15 Yrs.         Vice President, Marketing and Sales          2 Yr.

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

         All of the above-named executive officers have been elected by the Board of Directors and serve at the pleasure of the Board of Directors.

ITEM 2.  PROPERTIES
------   ----------
                              Traditional Business
                              --------------------

         The general offices of the Company are located in a company-owned 56,000 square foot office building in Muscatine, Iowa.

         The tread rubber manufacturing plants of the Company are located to service principal markets. The Company owns thirteen of such plants. However, the Company only operates twelve of these plants, four of which are located in the United States, and the remainder in Canada, Belgium, South Africa, Brazil (two plants), Mexico, Malaysia, and Venezuela. Operations in one tread rubber manufacturing plant located in the United States were suspended in the fourth quarter of 1999 but the facility remains viable for general corporate purposes. The plants vary in size from 9,600 square feet to 194,000 square feet with the first plant being placed into production during 1959. All of the plants are owned in fee except for the plants located in Malaysia and Venezuela, which are under standard lease contracts.

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

                                  TDS Business
                                  ------------

         TDS currently owns 45 and leases 91 facilities. Forty-four contain space for TDS's retread production and 109 contain space for commercial, retail and wholesale operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, maintenance and various other items.

         In the opinion of the Company, its properties are maintained in good operating condition and the production capacity of its plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

General
-------

         The Company is a part to a number of lawsuits and claims arising out of the normal course of business. While the results of such litigation are uncertain, management believes that the final outcome of any such litigation will not have a material adverse effect on the Company's consolidated financial position or the result of operations. Changes in assumptions, as well as actual experience, could cause estimates made by management to change.

Bandag, Incorporated vs. Michelin Technologies, Inc. and Michelin North America,
-------------------------------------------------------------------------------
Inc.
---
         On September 16, 1999, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Iowa against Michelin North America, Inc. and Michelin Retread Technologies, Inc. (collectively "Michelin"), subsidiaries of Compagnie Generale des Etablissements Michelin, a French based company with global distribution. According to the suit, Michelin has attempted to eliminate the Company as a competitor in the U.S. replacement tire market for the commercial trucking industry by undermining the Company's dealer network, interfering with the Company's contractual and business relationships with its dealers and fleet customers, and engaging in unfair competition, false advertising, and violating U.S. anti-trust laws. On November 17, 1999, Michelin filed a counterclaim against the Company, primarily alleging various violations of the U.S. anti-trust laws. Both the Company's lawsuit and Michelin's counterclaim seek compensatory and injunctive relief. While the results of the Company's suit and Michelin's counterclaim cannot be predicted with certainty, a victory on Michelin's counterclaim could have a material adverse effect on the Company's consolidated financial position and results of operations. Management, however, believes that its claims against Michelin are meritorious and that Michelin's counterclaim is completely without merit. The Company intends to vigorously defend its position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         None.

                                    PART II
                                    -------

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
MATTERS.
-------

         Information concerning cash dividends declared and market prices of the Company's Common Stock and Class A Common Stock for the last three fiscal years is as follows:

                                         1999       % Change           1998       % Change        1997
                                         ----       --------           ----       --------        ----
   Cash Dividends Per Share-
   Declared
   First Quarter                        $ 0.2850                     $ 0.2750                    $ 0.2500
   Second Quarter                         0.2850                       0.2750                      0.2500
   Third Quarter                          0.2850                       0.2750                      0.2500
   Fourth Quarter                         0.2950                       0.2850                      0.2750
                                     ------------------------------------------------------------------------
   Total Year                             1.1500        3.6            1.1100        8.3         $ 1.0250

   Stock Price Comparison (1)
      Common Stock
   First Quarter                          $28.13    -  41.63           $53.31     -  59.13       $45.00   - 51.88
   Second Quarter                          28.38    -  37.25            39.00     -  59.75        46.38   - 51.75
   Third Quarter                           28.25    -  36.25            29.88     -  42.06        47.94   - 54.13
   Fourth Quarter                          23.50    -  31.75            28.31     -  39.94        48.38   - 55.75
   Year-end Closing Price                              24.88                         39.94                  53.44
      Class A Common Stock
   First Quarter                          $23.38    -  37.75           $48.00     -  54.38       $45.25   - 50.38
   Second Quarter                          23.88    -  32.13            34.50     -  54.00        45.00   - 49.50
   Third Quarter                           22.50    -  29.56            28.44     -  39.50        47.50   - 53.44
   Fourth Quarter                          19.94    -  24.50            27.38     -  35.13        46.38   - 52.00
   Year-end Closing Price                              21.06                         34.88                  47.88

(1)      High and low composite  prices in trading on the New York and Chicago Stock Exchanges  (ticker symbol
         BDG for Common Stock and BDGA for Class A Common Stock).

         The approximate number of record holders of the Company's Common Stock as of March 13, 2000, was 2,179, the number of holders of Class A Common Stock was 1,200 and the number of holders of Class B Common Stock was 231. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

Sale of Unregistered Securities

         On November 11, 1999, the Company issued 20,000 shares of Common Stock to Martin G. Carver pursuant to his exercise of stock options for an aggregate consideration of $469,000. No underwriters were engaged in connection with the foregoing sale. The issuance of the foregoing securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA
------   ------------------------

         The following table sets forth certain Selected Financial Data for the periods and as of the dates indicated:

                                                    1999           1998        1997(2)        1996           1995
                                               ------------------------------------------------------------------------
(In thousands, except per share data)
Net Sales                                         $1,012,665     $1,059,669     $822,523      $756,925       $740,363
Net Earnings(1)                                       52,330         59,319      121,994        81,604         97,027
                                               ------------------------------------------------------------------------

Total Assets                                        $722,421       $755,729     $899,904      $588,342       $554,159
Long-term Debt and Other Obligations                 111,151        109,757      123,195        10,125         11,857
Net Earnings Per Share:
    Basic Earnings Per Share                           $2.41          $2.64        $5.35         $3.46          $3.84
    Diluted Earnings Per Share                         $2.40          $2.63        $5.33         $3.44          $3.82
Cash Dividends Per Share-Declared                    $1.1500        $1.1100      $1.0250       $0.9250        $0.8250


(1)      Includes in 1999 the effect of non-recurring charges of $13,500,000 pre-tax,  $7,671,000 after-tax, or $.35 per diluted share,  related to costs  associated  with the closure of a domestic  manufacturing  facility and other non-recurring costs.

         Includes in 1998 the effect of net non-recurring charges of $4,205,000 pre-tax,  $1,174,000 after-tax,  or $.05 per diluted share, related to costs associated with the closure of foreign  manufacturing  facilities and other non-recurring costs.

         Includes in 1997 the effect of a non-recurring  gain on the sale of marketable equity securities of $95,087,000 pre-tax,  $55,800,000 after-tax,  or $2.44 per diluted share, and non-recurring charges of $16,500,000 pre-tax,
         $9,900,000  after-tax,  or $.43 per diluted share, related to the closing of a manufacturing  facility and exit cost from a rubber recycling venture.

(2)      During  1997  the  Company's  subsidiary,  Tire  Distribution  Systems,  Inc.,  commenced  operations  with the acquisition of five tire dealerships  whose operations are included in the  consolidated  financial  statements from November 1, 1997, the effective date of the acquisitions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
------   -------------------------------------------------------------
         AND FINANCIAL CONDITION
         -----------------------

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

GENERAL

Results include the Company's Traditional Business, Tire Distribution Systems, Inc. (TDS), and Tire Management Solutions, Inc., a pilot operation (TMS). The comparability of operating results between years is affected by TDS's acquisition of tire dealerships in each of the years 1999 and 1998 and by certain non-recurring items.

Consolidated net sales in 1999 decreased 4% from 1998. This included a decrease of 10% in the Traditional Business. Of this Traditional Business decrease, approximately 4 percentage points were a result of the lower translated value of
the  Company's   foreign-currency-
denominated sales. The remaining decrease resulted from lower equipment sales and a 6% decline in retread material unit volume from 1998. The decline in
Traditional Business sales was primarily due to competitive pressures and industry consolidation in the United States, which is expected to continue into 2000 and beyond. In addition, the Company experienced some dealer separations in the United States which negatively impacted sales volume. The Company anticipates that future sales volume may continue to be negatively impacted by additional dealer separations. The Company has not received any additional notices of separations that would have a significant impact on operating results. The decline in Traditional Business sales was offset by a 4% increase in TDS sales over 1998 and sales for TMS. The increase in TDS net sales is principally attributable to dealership acquisitions during the year. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to previous years with the third and fourth quarters being the strongest for both sales and earnings. All segments were similarly affected.

Gross profit margin for the Traditional Business increased by 2.4 percentage points over 1998 mainly due to lower raw material costs in the United States. Consolidated gross profit margin for 1999 increased by .5 percentage points over 1998, a lower increase than seen in the Traditional Business margin due to a higher portion of consolidated sales coming from TDS, which operates at a lower gross margin, and the inclusion of TMS.

Consolidated operating and other expenses in 1999 decreased 3% from 1998. Before non-recurring items, operating and other expenses of the Traditional Business decreased 15% from 1998. This decrease was offset by a 15% increase in TDS operating and other expenses over 1998 due to acquisitions. Earnings benefited from progress in efforts to return operating expenses to a more traditional level, but with the decline in unit volume, net earnings declined 1% from 1998 before non-recurring items. The Company's consolidated effective income tax rate of 43.2% was higher than the 1998 rate of 40.4% principally due to a non-recurring loss on the exit from a rubber recycling venture and non-taxable recognition of accumulated translation gains in 1998.

The lower earnings resulted in diluted earnings per share of $2.40 for the year, down from diluted earnings per share of $2.63 in 1998. Earnings in 1999 included the effect of non-recurring charges of $7,671,000, net of tax benefits, or $.35 per diluted share. The prior year included the effect of net non-recurring charges of $1,174,000, net of tax benefits, or $.05 per diluted share. Refer to Note B of the notes to the consolidated financial statements for discussion of the non-recurring charges.

Non-recurring charges in 1999 relate to the closure of a North American manufacturing facility, along with the elimination of certain non-manufacturing positions. These measures were taken to address a fundamental change in the nature of our business as it moves from a product-driven organization to a fully integrated provider of tire management products and services. As a result of the actions taken in 1999, the Company expects savings in 2000 to approximate $14,000,000.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America were 9% below 1998 primarily due to 7% lower retread material unit volume. Net sales were also negatively impacted by a 29% decline in equipment sales. The North American sales decline was due to competitive pressures and industry consolidation in the United States, which is expected to continue into 2000 and beyond, as well as some dealer separations in the United States. A 5% decrease in average raw material costs from 1998 yielded a 3.2-percentage-point improvement in North America's gross profit margin over 1998. North American operating expenses, which included $12,800,000 of non-recurring charges, were 8% lower than 1998. However, operating expenses exclusive of non-recurring charges decreased by 18% due to decreases in R&D projects, marketing programs, promotional expenses, and personnel-related costs. Earnings before income taxes for 1999 decreased 4% from 1998.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe declined 7% from 1998 on a 5% retread material unit volume decrease. The 2 percentage point spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of the Belgium franc. Gross profit margin decreased .4 percentage points from 1998 due to the inclusion of lower margin service revenue. Operating expenses decreased 21% from 1998 due to lower personnel and marketing costs in the current year and non-recurring costs included in 1998. The increase in earnings before income taxes over 1998 reflected the decline in operating expenses.

The Company's exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred to internally as Latin America. In general, Latin American operating results were significantly affected by the devaluation of the Brazilian real. Net sales in Latin America declined 19% from 1998 on a retread material unit volume decrease of 3% and lower translated value of foreign-currency-denominated sales. The decline in retread material unit volume was driven by fewer exports from North America coupled with lower shipments in South Africa due to South African economic constraints and increased competition. The gross profit margin increased by .7 percentage points over 1998 due to price increases in South Africa and lower production costs and higher margins on locally produced products in Mexico. Operating expense levels for each country were comparable to 1998 relative to the respective change in unit volume, except for Mexico, which experienced lower operating expenses in 1999 due to higher severance, bad debt, and staffing expense incurred in 1998. Primarily as a result of lower sales, earnings before income taxes were 13% below 1998.

The Company's exports from North America to markets in Asian countries, along with operations in New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as Asia. Net sales in Asia declined 9% as a result of a 4% decrease in retread material unit volume, lower exported equipment sales, and reduced new tire sales in New Zealand. Lower raw material costs and higher margins on export shipments in Malaysia were partially offset by the higher cost of imported retread materials in New Zealand, resulting in a 2.1-percentage-point increase in the gross profit margin over 1998. Operating expenses for the year declined 54% from 1998 mainly due to the non-recurring charges in 1998 which reduced personnel-related costs and managerial and administrative support costs. Earnings before income taxes for 1999 showed significant improvement principally due to lower operating expenses.

TIRE DISTRIBUTION SYSTEMS, INC.

Excluding the effect of acquisitions, TDS sales declined 2% from 1998, from $376,557,000 to $369,944,000, due primarily to discontinuing the sale of certain off-the-road tires. From an operating perspective, TDS continued to make progress in integrating the dealerships it has acquired since 1997. TDS's operating expenses were 15% above 1998. Operating expenses were unfavorably impacted in 1999 by the integration of new acquisitions and the consolidation of the Central Division office into the Eastern Division headquarters. In 1999, TDS recorded a loss before interest and taxes of $2,510,000 compared to earnings before interest and taxes of $2,517,000 in 1998. The decrease in earnings before interest and taxes from 1998 reflect the unfavorable impact of current year acquisitions and the cost of consolidating certain operations.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

GENERAL

Results   include  both  the  Company's   Traditional   Business  and  TDS.  The
comparability of operating results between years is affected by TDS, which commenced operations effective November 1, 1997 with the acquisition of five tire dealerships and which acquired several additional dealerships throughout 1998, and also by certain non-recurring items.

Consolidated net sales in 1998 increased 29% from 1997. This increase was solely attributable to the TDS operations, as Traditional Business net sales were 5% below 1997. Of this 5% decrease, approximately 2 percentage points were a result of lower translated value of the Company's foreign-currency-denominated sales. The remaining 3-percentage-point decrease resulted from lower equipment sales. The Company's seasonal sales pattern was similar to previous years and both business segments were similarly affected.

Gross profit margin for the Company's Traditional Business increased by 1.7 percentage points due to lower raw material costs in the U.S. and Mexico. Gross profit margins in Europe, Brazil and South Africa remained steady. Inclusion of the TDS operations, which operate at a lower gross margin, decreased consolidated gross margin by 3.1 percentage points.

Consolidated operating and other expenses in 1998 increased 30% from 1997. A full year of TDS operating and other expenses accounted for 27 percentage points of this increase. The remaining 3-percentage-point increase in operating and other expenses was attributable to continued business development, and the rationalization of unnecessary infrastructure to improve profitability. The additional business development spending was to improve capabilities to further build the dealer alliance and to prepare the Company for the introduction of tire management outsourcing in early 1999. The lower Traditional Business sales and the higher operating expenses resulted in a net earnings decline of 20% in 1998 before non-recurring items. The Company's consolidated effective income tax rate of 40.4% was higher than the 1997 rate of 39.9% principally due to the impact of a full year of nondeductible TDS goodwill amortization.

Diluted earnings per share were $2.63 in 1998 compared to $5.33 in 1997. Diluted earnings per share in 1997 included the effect of a non-recurring gain on the sale of marketable equity securities of $55,800,000 after tax, or $2.44 per diluted share, and non-recurring charges of $9,900,000, net of tax benefits, or $.43 per diluted share, related to the closing of a manufacturing facility and exit costs from a rubber recycling venture. Fourth quarter and full year 1998 diluted earnings per share benefited by $.12 per diluted share as a result of a lower effective tax rate in the fourth quarter compared to 1997. Refer to Note B of the notes to the consolidated financial statements for discussion of non-recurring items.

Non-recurring charges in 1998 relate to the closure of foreign manufacturing facilities, employee reductions and other exit costs. In 1998, the Company closed manufacturing facilities in Indonesia and New Zealand and a regional office in Hong Kong, all in response to the economic crisis in the area. The Company also took actions in Europe to bring expenses more in line with lower sales volume expectations.

TRADITIONAL BUSINESS

Net sales in North America were 4% below 1997 due to 1% lower retread material unit volume, 2% from the absence of sales from the rubber recycling venture, and 1% attributable to product mix. Gross profit margin improved 2 percentage points because average raw material costs were lower than 1997's average. As a result of the higher gross profit margin and lower expenses, earnings before income taxes in 1998 increased 11% from 1997.

Net sales in Europe declined 9% from 1997, despite a slight increase in retread material unit volume. Four percentage points of the decline were due to the lower translated value of the Belgian franc. The remaining 5-percentage-point decline resulted mainly from lower equipment sales. Gross profit margin in 1998 increased 1 percentage point from 1997,resulting from decreased lower-margin equipment sales and lower-per-unit-capacity costs due to higher production. Operating expenses decreased 1% from 1997 due to the lower translated value of the Belgian franc. In local currency, 1998 operating expenses were 3% over 1997 due to non-recurring costs and additional bad debt expense. Principally as a result of the lower sales, earnings before income taxes declined by 45% from 1997.

Latin America exceeded 1997 retread material unit volume by 11%, but net sales increased only 3% due to lower equipment sales in Brazil, Mexico, the Andean area and South Africa and the lower translated value of foreign currencies. Gross profit margin increased by 1 percentage point over 1997 mainly due to lower raw material costs and higher production in Mexico. The other areas were basically even with 1997. The volume growth in Brazil and

Mexico drove a 25% increase over 1997 in operating expenses. Also contributing to the operating expense increase were severance and higher staffing expense. Principally because of the higher operating expenses, earnings before income taxes were 18% below 1997.

Net sales declined 34% in Asia as a result of a 17% decline in retread material unit volume, lower equipment sales in Malaysia, reduced new tire sales in New Zealand and the devaluation of currencies throughout Asia. Gross profit margin increased 2 percentage points over 1997 due to the absence of lower-margin equipment sales in Malaysia, increased higher-margin export sales from Malaysia and higher production in Indonesia. Operating expenses increased slightly over 1997 with the inclusion of non-recurring charges in 1998. The decline in earnings before income taxes from 1997 reflect the significant drop in net sales.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS operating results reflect a full year for 1998. Net sales and earnings before income taxes and interest for TDS were $376,557,000 and $2,517,000, respectively. TDS had to replace two major new tire brands during the year, but same store-sales were down only slightly. From an operating perspective, TDS continued to make progress in integrating the acquired dealerships. The TDS integration strategy calls for the sale of acquired retail or manufacturing locations in markets more appropriately served by other independent Bandag dealers. For this reason, during 1998 several locations were sold to independent Bandag dealers. In addition, a wholesale business was closed and several retail locations were consolidated.

IMPACT OF INFLATION AND CHANGING PRICES

It has generally been the Company's practice to adjust its selling prices and sales allowances to reflect changes in production and raw material costs in order to maintain its gross profit margin. In the past three years, costs have remained relatively constant and the Company has not found it necessary to implement general price increases. However, the Company foresees a rise in raw material costs in 2000 due to increasing oil prices. Accordingly, the Company may adjust prices in the near future. The Company's gross profit margin could be negatively impacted if resulting price adjustments fail to fully offset any increase in raw material costs.

Replacement of fixed assets requires a greater investment than the original asset cost due to the impact of general price level increases over the useful lives of plant and equipment. This increased capital investment would result in higher depreciation charges affecting both inventories and cost of products sold.

CAPITAL RESOURCES AND LIQUIDITY

At the end of 1999, current assets exceeded current liabilities by $274,065,000. Cash and cash equivalents totaled $50,633,000 at December 31, 1999, increasing by $12,721,000 during the year. The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments. These investments decreased by $260,000 from 1998.

The only changes in working capital requirements are for normal business growth. The Company funds its capital expenditures from the cash flow it generates from operations. During 1999, the Company spent $41,903,000 for capital expenditures. The Company believes that spending in recent years is representative of future capital spending needs. In addition, the Company made $6,899,000 in cash payments in 1999 for acquisitions of TDS businesses.

As of December 31, 1999, the Company had available uncommitted lines of credit totaling $71,924,000 in the United States for working capital purposes. Also, the Company's foreign subsidiaries had approximately $34,343,000 in credit and overdraft facilities available to them. From time to time during 1999, the Company borrowed funds to supplement operational cash flow needs or to settle intercompany transactions. The Company's long-term liabilities totaled $111,151,000 at December 31, 1999, which is approximately 20% of the combined total of long-term liabilities and stockholders' equity; this is an increase of $1,394,000 from December 31, 1998.

During the year, the Company purchased 1,214,000 shares of its outstanding Common Stock and Class A Common Stock for $25,082,000 at prevailing market prices and paid cash dividends amounting to $25,001,000. The Company generally funds its dividends and stock repurchases from the cash flow generated from its operations. Historically, the Company has utilized excess funds to purchase its own shares.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

The Company is exposed to market risk from changes in interest rates, foreign exchange rates, and commodity prices. To mitigate such risks, the Company enters into various hedging transactions. All hedging transactions are authorized and executed pursuant to clearly defined Company policies and procedures, which strictly prohibit the use of financial instruments for trading purposes. Analytical techniques and selective hedging instruments are applied to manage and monitor such market exposures.

Foreign Currency Exposure

Foreign currency exposures arising from cash flow transactions include firm commitments and anticipatory transactions. Translation exposure is also part of the overall foreign exchange risk. The Company's exposure to foreign currency risks exists primarily with the Brazilian real, Canadian dollar, Mexican peso, Japanese yen and major European currencies. The Company regularly enters into foreign currency contracts primarily using foreign exchange forward contracts and options to hedge most of its firm commitment exposures. The Company also employs foreign exchange forward contracts as well as option contracts to hedge approximately 40% - 60% of its anticipated future cash flow transactions over a period of one year. The notional amount of these contracts at December 31, 1999, was $7,688,000. The Company also limits its exposure to foreign currency fluctuations by entering into offsetting asset or liability positions and by establishing and monitoring limits on unmatched positions. The Company's pretax earnings from foreign subsidiaries and affiliates translated into U.S. dollars using a weighted average exchange rate was $42,904,000 for the year ending December 31, 1999. On that basis, the potential loss in the value of the Company's pretax earnings from foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would amount to $3,522,000.

Interest Rate Exposure

In order to mitigate the impact of fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long-term basis. At December 31, 1999, the Company had no outstanding short-term debt. The total outstanding long-term debt was $100,000,000. At year-end, the fair value of the Company's long-term debt was $98,170,000. In addition, at December 31, 1999, the fair value of securities held for investment was $11,440,000. The fair value of the Company's total long-term debt and its securities held for investment would not be materially affected by a hypothetical 10% adverse change in interest rates. Therefore, the effects of interest rates changes in the fair value of the Company's financial instruments are limited.

Commodities Exposure

Due to the nature of its business, the Company procures almost all of its synthetic rubber used in manufacturing tire tread at quarterly fixed rates using contracts with the Company's main suppliers. Therefore, the Company's exposure to changes in commodity prices is insignificant.

IMPACT OF YEAR 2000

The Company completed all Year 2000 readiness work by December 31, 1999, and, as a result, experienced no significant problems during, and subsequent to, the change to the new calendar year. The Company does not expect to have any further exposure to the Year 2000 issue.

The cumulative amount spent related to the Year 2000 issue totaled $11,266,000. Of this total, $6,665,000 was recorded as expense in the year incurred and the remaining $4,601,000, which was spent to replace hardware and software and upgrade existing hardware, was capitalized. The Company does not expect to have significant expenditures in the future relating to the Year 2000 issue.

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

The Company has addressed the issues involved with the new currency, which include converting information technology systems and recalculating currency risk, and revised its processes for preparing accounting and taxation records.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements can be identified as such because the context of the statement includes phrases such as "is expected," "the Company anticipates," "the Company expects," "the Company foresees," "the Company believes," "the Company does not expect," or other words of similar import. Similarly, statements that describe future plans or strategies are also forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors which could affect actual results include the effect of currency exchange rates; the devaluation of foreign currencies, particularly the Brazilian real; the effectiveness of the Company's hedging techniques; additional dealer separations; and the increase in raw material costs. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and Bandag, Incorporated undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

See the discussion under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Operations and Financial Condition," which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

                   Index to Consolidated Financial Statements
                   ------------------------------------------
                                                                            Page
                                                                            ----

Report of Independent Auditors                                               24

Consolidated Balance Sheets as of December 31, 1999, 1998 and 1997           25

Consolidated  Statements of Earnings for the Years Ended
 December 31, 1999, 1998 and 1997                                            26

Consolidated  Statements  of Cash Flows for the Years Ended
  December  31, 1999, 1998 and 1997                                          27

Consolidated  Statements of Changes in Stockholders'  Equity
 for the Years Ended December 31, 1999, 1998 and 1997                        28

Notes to Consolidated Financial Statements                                   30

                         Report of Independent Auditors


Stockholders and Board of Directors
Bandag, Incorporated

We have audited the accompanying consolidated balance sheets of Bandag, Incorporated and subsidiaries as of December 31, 1999, 1998, and 1997, and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated and subsidiaries at December 31, 1999, 1998, and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Chicago, Illinois

January 27, 2000



                                      -24

Consolidated Balance Sheets                                                                         December 31
In thousands                                                                            1999          1998          1997
                                                                                     -----------   -----------   -----------
Assets
Current Assets
  Cash and cash equivalents                                                          $    50,633   $    37,912   $   196,400
  Investments - Note D                                                                     9,461         9,721         1,575
  Accounts receivable, less allowance
  (1999 - $20,761; 1998 - $18,724; 1997 - $12,707)                                       199,710       217,299       231,648
  Inventories:
    Finished products                                                                     94,278        96,889        90,228
    Material and work in process                                                          16,244        14,845        17,295
                                                                                     -----------   -----------   -----------
                                                                                         110,522       111,734       107,523
  Deferred income tax assets                                                              46,804        48,097        41,505
  Prepaid expenses and other current assets                                               10,988        14,361        20,343
                                                                                     -----------   -----------   -----------
      Total Current Assets                                                               428,118       439,124       598,994

Property, Plant, and Equipment, on the basis of cost:
  Land                                                                                    12,651        12,444         8,494
  Buildings and improvements                                                             119,157       107,240        98,769
  Machinery and equipment                                                                357,906       351,949       326,632
  Construction and equipment installation in progress                                     13,073        32,112        25,551
                                                                                     -----------   -----------   -----------
                                                                                         502,787       503,745       459,446
  Less allowances for depreciation and amortization                                     (304,802)     (290,699)     (261,846)
                                                                                     -----------   -----------   -----------
                                                                                         197,985       213,046       197,600
Intangible Assets, less accumulated amortization
(1999 - $24,071; 1998 - $14,157; 1997 - $5,516)                                           67,331        75,539        75,627
Other Assets                                                                              28,987        28,020        27,683
                                                                                     ===========   ===========   ===========
    Total Assets                                                                     $   722,421   $   755,729   $   899,904
                                                                                     ===========   ===========   ===========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                                   $    33,472   $    38,286   $    52,100
  Accrued employee compensation and benefits                                              25,530        27,498        28,874
  Accrued marketing expenses                                                              27,190        37,044        32,608
  Other accrued expenses                                                                  39,696        40,623        66,921
  Dividends payable                                                                        6,127         6,257         6,274
  Income taxes payable                                                                    18,998        13,704        20,039
  Short-term notes payable and current portion of other obligations                        3,040        11,497        99,726
                                                                                     -----------   -----------   -----------
    Total Current Liabilities                                                            154,053       174,909       306,542

Long-Term Debt and Other Obligations - Note E                                            111,151       109,757       123,195
Deferred Income Tax Liabilities                                                            3,142         3,766         6,753
Stockholders' Equity - Note I
  Common Stock;  $1.00 par value; authorized - 21,500,000 shares;
    issued and outstanding - 9,088,403 shares in 1999; 9,083,797 shares
    in 1998; 9,751,063 shares in 1997                                                      9,088         9,084         9,751
  Class A Common Stock; $1.00 par value; authorized - 50,000,000 shares;
    issued and outstanding - 9,637,187 shares in 1999; 10,824,974 shares
    in 1998; 11,013,561 shares in 1997                                                     9,637        10,825        11,014
  Class B Common Stock; $1.00 par value; authorized - 8,500,000 shares;
    issued and outstanding - 2,045,251 shares in 1999; 2,046,577 shares
    in 1998; 2,048,785 shares in 1997                                                      2,045         2,047         2,049
  Additional paid-in capital                                                               7,476         7,287         6,052
  Retained earnings                                                                      456,247       452,274       445,887
  Accumulated other comprehensive income                                                (30,418)       (14,220)      (11,339)
                                                                                     -----------   -----------   -----------
    Total Stockholders' Equity                                                           454,075       467,297       463,414
                                                                                     ===========   ===========   ===========
      Total Liabilities and Stockholders' Equity                                     $   722,421   $   755,729   $   899,904
                                                                                     ===========   ===========   ===========

See notes to consolidated financial statements.

Consolidated Statements of Earnings                                                           Year Ended December 31
In thousands, except per share data                                                     1999          1998          1997
                                                                                     -----------   -----------   -----------
Income
  Net sales                                                                          $ 1,012,665 $   1,059,669   $   822,523
  Gain on sale of marketable equity securities - Note D                                        -             -        95,087
  Other income                                                                            15,213        19,829        14,092
                                                                                     -----------   -----------   -----------
                                                                                       1,027,878     1,079,498       931,702

Costs and Expenses
  Cost of products sold                                                                  619,926       653,301       482,387
  Engineering, selling, administrative and other expenses                                292,635       311,707       226,560
  Non-recurring charges - Note B                                                          13,500         4,205        16,500
  Interest expense                                                                         9,727        10,772         3,339
                                                                                     -----------   -----------   -----------
                                                                                         935,788       979,985       728,786
                                                                                     -----------   -----------   -----------
    Earnings Before Income Taxes                                                          92,090        99,513       202,916
  Income Taxes - Note F                                                                   39,760        40,194        80,922
                                                                                     ===========   ===========   ===========
    Net Earnings                                                                     $    52,330   $    59,319   $   121,994
                                                                                     ===========   ===========   ===========
    Net Earnings Per Share - Note G:

      Basic                                                                          $      2.41   $      2.64   $      5.35
                                                                                     ===========   ===========   ===========

      Diluted                                                                        $      2.40   $      2.63   $      5.33
                                                                                     ===========   ===========   ===========

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows                                                          Year Ended December 31
In thousands                                                                            1999          1998          1997
                                                                                     -----------   -----------   -----------
Operating Activities
  Net earnings                                                                       $    52,330   $    59,319   $   121,994
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provisions for depreciation and amortization                                          53,764        51,410        36,857
    Change in deferred income taxes                                                          579        (9,758)      (13,375)
    Gain on sale of marketable equity securities                                               -             -       (95,087)
    Other                                                                                 (4,173)       (2,306)       (9,680)
    Change in operating assets and liabilities, net of effects from acquisitions of businesses:
      Accounts receivable                                                                 13,481        16,964        11,863
      Inventories                                                                         (2,007)       (1,378)          847
      Prepaid expenses and other current assets                                            1,466         4,771        (6,824)
      Accounts payable and other accrued expenses                                         (9,284)      (26,246)       16,577
      Income taxes payable                                                                 6,263        (6,168)         8,130
                                                                                     -----------   -----------   -----------
    Net Cash Provided by Operating Activities                                            112,419        86,608        71,302

Investing Activities
  Additions to property, plant and equipment                                             (41,903)      (65,375)      (42,223)
  Proceeds from dispositions of property, plant, and equipment                             3,503         4,128         4,117
  Purchases of investments                                                               (11,784)      (20,941)       (3,645)
  Maturities of investments                                                               12,044        12,795         4,159
  Payments for acquisitions of businesses                                                 (6,899)      (17,542)      (47,659)
  Sale of marketable equity securities                                                         -             -       119,558
                                                                                     -----------   -----------   -----------
    Net Cash Provided by (Used in) Investing Activities                                  (45,039)      (86,935)       34,307

Financing Activities
  Proceeds from short-term notes payable                                                     538        48,590        11,491
  Proceeds from issuance of long-term debt                                                     -             -       100,000
  Principal payments on short-term notes payable and long-term obligations                (2,717)     (151,328)      (18,422)
  Cash dividends                                                                         (25,001)      (24,867)      (23,395)
  Purchases of Common Stock and Class A Common Stock                                     (25,082)      (29,353)       (8,643)
                                                                                     -----------   -----------   -----------
    Net Cash Provided by (Used in) Financing Activities                                  (52,262)     (156,958)       61,031

Effect of exchange rate changes on cash and cash equivalents                              (2,397)       (1,203)       (1,693)
                                                                                     -----------   -----------   -----------
    Increase (Decrease) in Cash and Cash Equivalents                                      12,721      (158,488)      164,947
Cash and cash equivalents at beginning of year                                            37,912       196,400        31,453
                                                                                     ===========   ===========   ===========
    Cash and Cash Equivalents at End of Year                                         $    50,633   $    37,912   $   196,400
                                                                                     ===========   ===========   ===========

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
                                 Common Stock    Class A Common      Class B Common                      Accumulated
                                  Issued and      Stock Issued       Stock Issued     Additional            Other
In thousands, except per         Outstanding     and Outstanding     and Outstanding  Paid-In   Retained Comprehensive Comprehensive
 share data                    Shares    Amount     Shares   Amount   Shares   Amount  Capital  Earnings   Income         Income
                              ---------- ------  ---------- -------  --------- ------ --------- -------- ------------- -------------
Balance at January 1, 1997     9,842,861 $9,843  11,027,759 $11,028  2,051,984 $2,052   $4,069  $355,663    $28,212

  Net earnings for the year                                                                      121,994                 $121,994
  Other comprehensive income,
   net of tax:
    Unrealized gain on
     securities available-
     for-sale                                                                                               (33,854)      (33,854)
    Adjustment from foreign
     currency translation                                                                                    (5,697)       (5,697)
                                                                                                                        ---------
  Other comprehensive income
   for the year                                                                                                           (39,551)
                                                                                                                        ---------
  Comprehensive income for
   the year                                                                                                               $82,443
                                                                                                                        =========
  Cash dividends - $1.0250
   per share                                                                                     (23,395)
  Conversion of Class B
   Common Stock to
     Common Stock - Note I         3,199      3                         (3,199)    (3)
  Common Stock and Class A
   Common Stock issued under
   Restricted Stock Grant
     Plan - Note I                 6,840      6       6,840       7                        663
  Forfeitures of Common Stock
   and Class A Common Stock
   under Restricted Stock
     Grant Plan - Note I          (2,145)    (2)     (1,765)     (2)                      (193)
  Common Stock and Class A
   Common Stock issued under
   Stock Award Program
     Plan - Note I                 2,708      3       2,708       3                        245
  Purchases of Common Stock
   and Class A Common Stock     (122,400)  (122)    (51,981)    (52)                       (94)   (8,375)
  Stock options exercised -
   Note I                         20,000     20      20,000      20                        885
  Stock issued in acquisition
    of businesses - Note C                           10,000      10                        477
                               --------- ------ ----------- -------  --------- ------   ------  --------  ---------
Balance at December 31, 1997   9,751,063 $9,751  11,013,561 $11,014  2,048,785 $2,049   $6,052  $445,887   $(11,339)

Net earnings for the year                                                                         59,319                  $59,319
  Other comprehensive income,
   net of tax -
    Adjustment from foreign
     currency translation                                                                                    (2,881)       (2,881)
                                                                                                                          -------
  Comprehensive income for
   the year                                                                                                               $56,438
                                                                                                                          =======
  Cash dividends - $1.1100
   per share                                                                                     (24,867)
  Conversion of Class B
   Common Stock to Common
    Stock - Note I                 2,208      2                         (2,208)    (2)
  Common Stock and Class A
   Common Stock issued under
   Restricted Stock Grant
     Plan - Note I                10,635     11      10,635      10                        753
  Forfeitures of Common Stock
   and Class A Common Stock
   under Restricted Stock
     Grant Plan - Note I          (3,865)    (4)     (2,685)     (3)                      (330)
  Common Stock and Class A
   Common Stock issued under
    Stock Award Program
     Plan - Note I                 2,838      3       2,838       3                        297
  Purchases of Common Stock
   and Class A Common Stock     (699,082)  (699)   (219,375)   (219)                      (370)  (28,065)
  Stock options exercised
   - Note I                       20,000     20      20,000      20                        885
                               --------- ------  ---------- -------  --------- ------   ------  --------   --------
Balance at December 31, 1998   9,083,797 $9,084  10,824,974 $10,825  2,046,577 $2,047   $7,287  $452,274   $(14,220)

Consolidated Statements of Changes in Stockholders' Equity (continued)

                                 Common Stock    Class A Common      Class B Common                      Accumulated
                                  Issued and      Stock Issued       Stock Issued     Additional            Other
In thousands, except per         Outstanding     and Outstanding     and Outstanding  Paid-In   Retained Comprehensive Comprehensive
 share data                    Shares    Amount     Shares   Amount   Shares   Amount  Capital  Earnings   Income         Income
                              ---------- ------  ---------- -------  --------- ------ --------- -------- ------------- -------------
Net earnings for the year                                                                         52,330                  $52,330
  Other comprehensive income,
   net of tax -
    Adjustment from foreign
     currency translation                                                                                   (16,198)      (16,198)
                                                                                                                         --------
  Comprehensive income for
   the year                                                                                                               $36,132
                                                                                                                         ========
  Cash dividends - $1.1500
   per share                                                                                     (24,871)
  Conversion of Class B Common
   Stock to Common Stock -
    Note J                         1,326      1                         (1,326)    (2)
  Common Stock and Class A
   Common Stock issued under
   Restricted Stock Grant
     Plan - Note J                 5,115      5       5,115       5                        218
  Forfeitures of Common Stock
   and Class A Common Stock
   under Restricted Stock
     Grant Plan - Note J          (3,720)    (4)     (3,180)     (3)                      (305)
  Common Stock and Class A
   Common Stock issued under
    Stock Award Program Plan-
     Note J                        3,018      3       3,018       3                        209
  Purchases of Common Stock
   and Class A Common Stock      (21,133)   (21) (1,192,740) (1,193)                      (382)  (23,486)
  Stock options exercised
   - Note I                       20,000     20                                            449
                              ---------- ------  ----------  ------  --------- ------   ------  --------   --------
Balance at December 31, 1999   9,088,403 $9,088   9,637,187  $9,637  2,045,251 $2,045   $7,476  $456,247   $(30,418)
                              ========== ======   =========  ======  ========= ======   ======  ========   ========

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

Cash Equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

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

Inventories:
Inventories are valued at the lower of cost or market. Approximately 43%, 47% and 52% of year end inventory amounts at December 31, 1999, 1998 and 1997, respectively, were determined by the last in, first out (LIFO) method and on the first in, first out method for the remainder.

The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $20,138,000, $21,932,000, and $22,635,000, at December 31, 1999, 1998, and 1997, respectively.

Property, Plant, and Equipment:
Provisions   for   depreciation   of  plant  and  equipment  is  computed  using
straight-line and declining-balance methods, over the following estimated useful lives:

Buildings                                5 to 50 years
Building Improvements                    3 to 40 years
Machinery and Equipment                  3 to 15 years

Depreciation expense approximated $43,850,000, $42,769,000, and $34,576,000 in 1999, 1998, and 1997, respectively.

Intangible Assets:
Intangible assets, which principally represent the cost in excess of the fair value of the net assets acquired in acquisitions of businesses, are amortized using the straight-line method over 10 years. At December 31, 1999, 1998, and 1997, net goodwill amounted to $64,621,000, $72,161,000, and $74,600,000, respectively. Amortization expense approximated $9,914,000, $8,641,000, and $2,281,000 in 1999, 1998, and 1997, respectively.

Foreign Currency Translation:
Assets and liabilities of foreign subsidiaries are translated at the year end exchange rate and items of income and expense are translated at the average exchange rate for the year. Exchange gains and losses arising from translations denominated in a currency other than the functional currency of the foreign subsidiary and translation adjustments in countries with highly inflationary economies or in which operations are directly and integrally linked to the Company's U.S. operations are included in income.

Long Lived Assets:
In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles, including goodwill, in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets to fair value if the sum of the expected future cash flows is less than book value.

Research and Development:
Expenditures for research and development, which are expensed as incurred, approximated $12,325,000, $18,342,000, and $16,159,000, which includes
$1,050,000, $5,709,000, and $1,407,000 relating to costs associated with the conceptual design of Tire Management Solutions, Inc. (TMS) business processes, in 1999, 1998, and 1997, respectively.

Advertising:
The Company expenses all advertising costs in the year incurred. Advertising expense was $5,305,000, $9,057,000, and $10,931,000 in 1999, 1998, and 1997,
respectively.

Revenue Recognition:
Sales and associated costs are recognized at the time of delivery of products or performance of services.

Derivative Instruments and Hedging Activities:
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the effect of SFAS No. 133 on the earnings and the financial position of the Company will be significant.

Stock Based Compensation:
SFAS No. 123, "Accounting for Stock-Based  Compensation,"  encourages,  but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Reclassification:
Certain prior year amounts have been reclassified to conform with the current year presentation.

B. NONRECURRING CHARGES
During the fourth quarter 1999, the Company recorded non-recurring charges totaling $13,500,000 ($7,671,000 net of tax benefits) for termination benefits. These termination benefits cover the company-wide reduction of 175 employees through a combination of voluntary early retirements, the closing of a North American tread rubber manufacturing facility and other position eliminations. Of the total number of employees affected, benefit payments of $2,161,000 have been made during the year for 56 employees. Further employee termination costs of $6,433,000 are accrued at December 31, 1999. The majority of these payments will be made in 2000. No charge related to the manufacturing facility has been expensed as the Company expects to use the facility in the future for general Corporate purposes.

The early retirement program announced in the fourth quarter of 1999 offered unreduced retirement benefits to employees over the age of 55 and who have accumulated 65 points (points = age + years of service). The early retirement program charges primarily represent a $4,906,000 increase in the pension benefit obligation which resulted when 62 employees elected this program.


During 1998, the Company recorded net non-recurring charges totaling $4,205,000 ($1,174,000 net of tax benefits). The net non-recurring charges included a provision of

$7,502,000 ($4,471,000 net of tax benefits) for facility closures, personnel reductions, and other exit costs. Additionally, the net non-recurring charges include a gain of $3,297,000 consisting of the non-taxable recognition of accumulated translation gains due to the exit of operations in Indonesia. Included in the non-recurring charges is $4,845,000 related to personnel reductions. In 1998, the Company paid $1,035,000 related to the termination of 13 employees. In 1999, the Company paid $2,950,000 related to the termination of 99 employees and reduced the original provision by $159,000. Remaining employee termination costs of $701,000 have been accrued at December 31, 1999. Included in the non-recurring charge is $2,657,000 for facility closure and other exit costs which contains $642,000 for the write down of assets. In 1999, the Company paid $905,000 for facility closure and other exit costs and reduced the original provision by $192,000 due to costs lower than original estimates. The Company's remaining obligation to be paid in 2000 for facility closure and other exit costs as of December 31, 1999 is $918,000.

During the fourth quarter of 1997, the Company recorded non-recurring charges totaling $16,500,000 ($9,900,000 net of tax benefits). The non-recurring charges include a provision of $13,000,000 to adjust the asset carrying amounts of $9,733,000 and to cover exit costs from a rubber recycling venture. During 1998, the Company completed the sale of its investment in the rubber recycling venture. There were no significant adjustments related to the sale. During 1997, $3,500,000 was recorded for the 1998 closing of a domestic manufacturing facility, including attendant personnel reductions. As of December 31, 1998, the Company had paid $2,270,000 related to the closure of the facility. In 1999, the Company paid $662,000 to complete the closure of the domestic manufacturing facility. The remainder of $568,000 was adjusted to income due to reduced costs on the demolition and disposal of the building. The net sales and results of operations of the rubber recycling venture included in the Company's consolidated statements of earnings in 1998 and 1997 were not significant.

C. ACQUISITIONS
During 1999, the Company acquired four tire dealerships that are a part of Tire Distribution Systems, Inc. (TDS), a wholly-owned subsidiary of the Company. The dealerships were acquired for a total of $7.1 million in cash and short-term payables. During 1998, the Company acquired five tire dealerships and two retread tire facilities that are a part of TDS. The dealerships were acquired for a total of $20.5 million in cash and short-term payables. Also, during the fourth quarter of 1997, TDS acquired five tire dealerships for a total of $158.6 million in cash, short-term notes payable and 10,000 shares of Bandag Class A Common Stock. All of these dealerships were Bandag franchisees at the time of acquisition and are in the business of selling and servicing new and retread tires, primarily for commercial and industrial vehicles.

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

Pro forma results of operations for 1999 and 1998, assuming the purchase transaction occurred as of January 1, 1998, would not differ materially from reported amounts.

Certain supplemental non-cash information related to the Company's acquisitions of businesses are as follows:

In thousands                           1999           1998           1997
                                  ---------------------------------------------
Assets acquired                        $7,413        $22,187       $248,724
Less liabilities (1)                     (514)        (4,630)      (177,387)
Less stock issued (2)                       -              -           (487)
                                  ------------------------------------------
Cash paid                               6,899         17,557         70,850
Less cash acquired                          -            (15)       (23,191)
                                  ==========================================
Net cash paid for acquisitions         $6,899         $17,542      $ 47,659
                                  ==========================================

(1) Includes short-term payables to sellers of $160,000, $2,960,000 and $87,224,000 in 1999, 1998, and 1997, respectively.
(2) Represents fair market value of Class A Common Stock issued to sellers.

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

During the fourth quarter 1997, the Company sold its investment in marketable equity securities. As a result, a realized gain of $95,087,000 was included in the Consolidated Statements of Earnings for 1997. Dividends on securities classified as available-for-sale are included in investment income.

The following is a summary of securities held-to-maturity:

                                                                  Gross        Gross     Estimated
                                                               Unrealized   Unrealized    Fair
In thousands                                         Cost         Gains      (Losses)     Value
                                                    ---------------------------------------------
December 31, 1999
Securities Held-to-Maturity
Obligations of states and political subdivisions      $11,461      $ 1        $(22)      $11,440
                                                    =============================================

December 31, 1998
Securities Held-to-Maturity
Obligations of states and political subdivisions      $21,221      $15           -       $21,236
                                                    =============================================


December 31, 1997
Securities Held-to-Maturity
Obligations of states and political subdivisions      $38,561        -           -       $38,561
Investment in Eurodollar time deposits                  2,600        -           -         2,600
                                                    =============================================
                                                      $41,161        -           -       $41,161
                                                    =============================================

At December 31, 1999, 1998 and 1997, securities held-to-maturity are due in one year or less and include $2,000,000, $11,500,000, and $39,586,000, respectively, reported as cash equivalents.

NOTE E. FINANCING ARRANGEMENTS

The following summarizes information concerning the Company's short-term notes payable:

                             Year Ended December 31
In thousands                                      1999         1998        1997
                                                --------------------------------
Total short-term notes payable at year end        $  -       $2,091     $90,628
Weighted average interest rate at year end           -         3.6%        6.4%
Weighted average interest rate for the year        3.9%        5.0%        6.0%

At December 31, 1997, short-term notes payable includes $87,224,000 related to the businesses acquired in 1997 (See Note C).

The following is a summary of the Company's long-term debt and other obligations as of December 31:

                                          Interest
In thousands                               Rates     1999      1998      1997
                                          --------------------------------------
Senior Unsecured Notes Payable, maturing
  2002                                       6.41% $ 60,000  $ 60,000  $ 60,000
Senior Unsecured Notes Payable, maturing
  2007                                       6.50%   40,000    40,000    40,000
                                                  ------------------------------
Total long-term debt                                100,000   100,000   100,000
Other obligations                                    11,151     9,757    23,195
                                                  ==============================
Total long-term debt and other obligations         $111,151  $109,757  $123,195
                                                  ==============================

The aggregate amount of scheduled annual maturities of long-term debt and other obligations for each of the next five years is: $3,040,000 in 2000, $6,713,000 in 2001, $66,594,000 in 2002, $6,138,000 in 2003, $5,930,000 in 2004, and
$25,776,000 thereafter.

Cash payments for interest on debt were $9,189,000, $10,869,000, and $3,143,000 in 1999, 1998, and 1997, respectively.

The fair values of the Company's financing arrangements were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1999, 1998 and 1997, the fair value of the Company's outstanding long-term debt was approximately $98,170,00, $105,656,000, and $100,673,000, respectively.

Total available funds under unused lines of credit at December 31, 1999 amounted to $106,267,000.

NOTE F. INCOME TAXES

Significant components of the Company's deferred tax assets (liabilities) reflecting the net tax effects of temporary differences are summarized as follows:

                                                      December 31
In thousands                                 1999        1998         1997
                                            -----------------------------------

Employee benefits                              $ 4,977    $ 4,698      $ 2,749
Marketing programs                              20,381     24,916       15,174
Accounts receivable valuation allowances         3,957      3,746        3,111
Unremitted earnings of foreign subsidiaries     (9,909)    (6,776)      (5,625)
Excess pension funding                          (7,248)    (6,297)      (4,482)
Purchased tax benefits                               -          -         (445)
Cost to exit rubber recycling venture              115        766        4,980
Basis difference in fixed assets                 4,085        523       (1,527)
Other nondeductible reserves                     4,906      4,984        4,583
Obsolescence and valuation reserves              2,105      2,820        2,824
Insurance and legal reserves                     3,412      2,647        3,387
Foreign tax credits and net operating loss
  carryforwards                                  6,844      3,126            -
Equipment and plant reserves                        52        496        2,707
Other, net                                       9,985      8,682        7,316
                                            ===================================
Net deferred tax assets                        $43,662    $44,331      $34,752
                                            ===================================

The components of earnings before income taxes are summarized as follows:

                                                Year Ended December 31
In thousands                                 1999         1998         1997
                                        ---------------------------------------

Domestic                                      $49,186     $69,341     $167,126
Foreign                                        42,904      30,172       35,790
                                        =======================================
Earnings before income taxes                  $92,090     $99,513     $202,916
                                        =======================================

Significant components of the provision for income tax expense (credit) are summarized as follows:

                                               Year Ended December 31
In thousands                                 1999         1998         1997
                                         --------------------------------------
Current:
  Federal                                    $20,640      $38,071     $70,354
  State                                        2,894        4,526      14,667
  Foreign                                      9,240        7,176       8,886
Deferred:
  Federal                                      6,238       (8,844)    (11,619)
  State                                            -            -           -
  Foreign                                        748         (290)       (786)
Equivalent credit relating to
  purchased income tax benefits                    -         (445)       (580)
                                         ======================================
Income taxes                                 $39,760      $40,194     $80,922
                                         ======================================

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                      Year Ended December 31
                                                  1999        1998        1997
                                                 ------------------------------
Computed at the expected statutory rate            35.0%     35.0%       35.0%
State income tax - net of federal tax benefit       1.8%      2.9%        4.7%
Amortization of goodwill not deductible             2.7%      2.5%          -%
Deferred tax on unremitted earnings of foreign
  subsidiaries                                      2.8%      1.1%        0.3%
Other                                               0.9%     (1.1)%      (0.1)%
                                                 =============================
Income tax at the effective rate                   43.2%     40.4%       39.9%
                                                 =============================

Undistributed earnings of subsidiaries on which deferred income taxes have not been provided are not significant.

Income taxes paid amounted to $33,197,000, $56,108,000, and $86,122,000 in 1999,
1998, and 1997, respectively.

NOTE G. EARNINGS PER SHARE

Earnings per share amounts are based on the weighted average number of shares of Common Stock, Class A Common Stock, Class B Common Stock and dilutive potential common shares (non-vested restricted stock and stock options) outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Year Ended December 31
In thousands , except per share data        1999          1998         1997
                                         --------------------------------------
Numerator -
  Net Earnings                             $52,330      $59,319      $121,994

Denominator:
  Weighted-average shares - Basic           21,707       22,471        22,786

  Effect of dilutive:
    Non-vested restricted stock                 40           34            36
    Stock options                               17           54            86
                                         -------------------------------------
                                                57           88           122

  Weighted-average shares - Diluted         21,764       22,559        22,908
                                         =====================================

Net Earnings Per Share:
  Basic                                      $2.41        $2.64         $5.35
                                         =====================================
  Diluted                                    $2.40        $2.63         $5.33
                                         =====================================

Options to purchase 60,200 shares of Class A Common Stock at an option price of $33.875 were outstanding during 1999 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.


NOTE H. LEASES

Certain equipment and operating properties are rented under non-cancelable and cancelable operating leases. Total rental expense under operating leases was $14,049,000, $12,508,000, and $8,303,000 for the years ended December 31, 1999,
1998 and 1997, respectively. At December 31, 1999, future minimum lease payments under operating leases having initial lease terms in excess of one year are:
$8,000,000 in 2000,  $5,199,000 in 2001, $3,727,000 in 2002, $2,390,000 in 2003,
$1,629,000 in 2004, and $5,639,000 thereafter

NOTE I. STOCKHOLDERS' EQUITY

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

Under the terms of the Bandag, Incorporated Restricted Stock Grant Plan, the Company is authorized to grant up to an aggregate of 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock to certain key employees. The shares granted under the Plan will entitle the grantee to all dividends and voting rights; however, such shares will not vest until seven years after the date of grant. If a grantee's employment is terminated prior to the end of the seven-year period for any reason other than death, disability or termination of employment after age 60, the shares will be forfeited and made available for future grants. A grantee who has attained age 60 and whose employment is then terminated prior to the end of the seven-year vesting period does not forfeit the non-vested shares. During the years ended December 31, 1999, 1998, and 1997, 5,115 shares, 10,635 shares and 6,840 shares of Common Stock, respectively, were granted under the Plan. During the years ended December 31, 1999, 1998 and 1997, 5,115 shares, 10,635 shares and 6,840 shares of Class A Common Stock, respectively, were also granted under the Plan. The resulting charge to earnings amounted to $385,000, $1,300,000, and $1,177,000, in 1999, 1998, and 1997,
respectively. During the year ended December 31, 1999, 3,720 shares of Common Stock and 3,180 shares of Class A Common Stock were forfeited. During the year ended December 31, 1998, 3,865 shares of Common Stock and 2,685 shares of Class A Common Stock were forfeited. During the year ended December 31, 1997, 2,145 shares of Common Stock and 1,765 shares of Class A Common Stock were forfeited. The credit to 1999, 1998 and 1997 earnings related to the shares forfeited was approximately $312,000, $337,000, and $197,000, respectively. At December 31, 1999, 29,295 shares of Common Stock and 36,965 shares of Class A Common Stock are available for grant under the Plan.

Under the terms of the Bandag, Incorporated Nonqualified Stock Option Plan, the Company was authorized through November 13, 1997 to grant options to purchase up to 500,000 shares of Common Stock and 500,000 shares of Class A Common Stock to certain key employees at an option price equal to the market value of the shares on the date of grant. During 1999, options to purchase 20,000 shares of Common Stock were exercised and during each of 1998 and 1997 options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock were exercised. At December 31, 1999, options to purchase 40,000 shares of Common Stock and 40,000 shares of Class A Common Stock were outstanding and exercisable at $23.458 per share for Common Stock options and $22.792 per share for Class A Common Stock options. Options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock expire on November 13, 2000, and November 13, 2001.

Under the terms of the Bandag, Incorporated Stock Award Plan, the Company may award to certain eligible employees and directors incentive stock options, nonqualified stock options, and restricted stock. Up to 900,000 shares of Class A Common Stock is authorized for issuance under the Plan. All employees of Bandag and its subsidiaries and directors of Bandag who are not employees of Bandag or its subsidiaries are eligible to participate in the Plan. In 1999, the Company granted options to purchase 60,200 shares of Class A Common Stock to certain key employees at an option price of $33.875 per share. The options granted under this plan vest over five years and have an option term of ten years. As of December 31, 1999, options to purchase 60,200 shares of Class A Common Stock were outstanding at an average exercise price of $33.875 per share. No options issued under this plan were exercisable at December 31, 1999. The fair value of the options granted is estimated on the grant date using the Black-Scholes model. The estimated fair value of the options granted assumes a dividend yield of 2.15%, a risk free interest rate of 4.9%, an expected option life of 10 years, and a stock price volatility of 20.67%. The fair value of options granted during 1999 is $9.96 per option. The Company did not award any restricted Class A Common Stock under this Plan during the year.

The Company has a stock award program covering substantially all U.S. and Canadian Traditional Business, corporate, and TMS employees which was established to promote employee commitment and ownership in the Company. In 1999, 1998, and 1997, $120,000, $225,000, and $283,000, respectively, were charged to earnings for the estimated cost of awards to be made under the stock award program.

NOTE J. RETIREMENT BENEFIT PLANS

The Company sponsors defined-benefit pension plans covering full-time employees directly employed by Bandag, Incorporated, Bandag Licensing Corporation (BLC), Bandag Canada Ltd., and certain employees in the Company's European operations. Certain employees of TDS are also covered by defined-benefit plans. In addition to providing pension benefits, the Company provides certain postretirement medical benefits to certain individuals who retired from employment before January 1, 1993. Employees who retire after December 31, 1992 and are at least age 62 with 15 years of service of direct employment with Bandag, Incorporated, BLC, and Kendon are eligible for temporary medical benefits that cease at age 65.

The reconciliations of the benefit obligations, the reconciliations of the fair value of plan assets, and the reconciliations of funded status of the plans, as determined by consulting actuaries are as follows:


                                                         Pension Benefits             Postretirement Benefits
In thousands                                        1999       1998       1997       1999       1998       1997
                                                 ------------------------------------------------------------------
Change in benefit obligations:
Benefit obligations at the beginning of the year   $ 73,603    $62,305    $58,357     $4,432     $5,899     $5,427
  Service cost                                        3,796      3,117      2,420        213        264        247
  Interest cost                                       4,785      4,326      3,382        283        407        375
  Participants' contributions                            51         40         46          -          -          -
  Plan amendments                                       347          -       (539)         -          -          -
  Plan merger                                             -          -      2,204          -          -          -
  Exchange rate changes                                 164       (180)       (96)         -          -          -
  Curtailment gain                                     (459)         -          -          -          -          -
  Settlement loss                                       190          -          -          -          -          -
  Special termination benefits                        5,629          -          -          -          -          -
  Settlement payments                                 (898)          -          -          -          -          -
  Benefits paid                                      (2,125)    (2,232)    (1,637)       (67)       (85)      (306)
  Actuarial (gain) or loss                          (11,445)     6,227     (1,832)      (735)    (2,053)       156
                                                 ==================================================================
Benefit obligations at end of year                 $ 73,638    $73,603    $62,305     $4,126     $4,432     $5,899
                                                 ==================================================================

Change in plan assets at fair value:
Fair value of plan assets at beginning of year     $115,347   $116,304   $ 90,775        $ -        $ -        $ -
  Actual return on plan assets                       18,378        966     23,582          -          -          -
  Plan merger                                             -          -      2,798          -          -          -
  Employer contributions                                100        477        859         67         85        306
  Participants' contributions                            51         40         46          -          -          -
  Benefits paid                                      (2,125)    (2,232)    (1,637)       (67)       (85)      (306)
  Settlement payments                                  (898)         -          -          -          -          -
  Exchange rate changes                                 171       (208)      (119)         -          -          -
                                                 ==================================================================
Fair value of plan assets at end of year           $131,024   $115,347   $116,304        $ -        $ -        $ -
                                                 ==================================================================

Reconciliation of funded status:
  Funded status                                    $ 57,386   $ 41,744   $ 53,999    $(4,126)   $(4,432)   $(5,899)
  Unrecognized actuarial gain                       (41,026)   (22,119)   (38,737)    (3,099)    (2,386)      (334)
  Unrecognized transition asset                      (3,509)    (4,171)    (4,968)         -          -          -
  Unrecognized prior service cost                       748        413      1,054         51         54         58
                                                 ==================================================================
  Prepaid (accrued) benefit cost                   $ 13,599   $ 15,867   $ 11,348    $(7,174)   $(6,764)   $(6,175)
                                                 ==================================================================

Weighted average assumptions:
  Discount rate                                        7.5%       6.5%       7.0%       7.5%       6.5%       7.0%
  Rate of increase in future compensation              4.0%       4.5%       4.5%        N/A        N/A        N/A
  Expected long-term rate of return on assets          8.0%       8.0%       8.0%        N/A        N/A        N/A


Assets of the plans are principally invested in U.S. domestic common stocks, and short term notes and bonds (fixed income securities) with maturities under five years.

Net periodic (benefit) cost is composed of the following:


                                                         Pension Benefits             Postretirement Benefits
In thousands                                        1999        1998       1997       1999       1998       1997
                                                 ------------------------------------------------------------------
Components of net periodic (benefit) cost:
  Service cost                                       $3,796     $3,117     $2,420       $213       $264       $247
  Interest cost                                       4,785      4,326      3,382        283        407        375
  Expected return on plan assets                     (9,262)    (9,421)    (6,950)         -          -          -
  Amortization of prior service cost                    110         88        123          3          3          3
  Amortization of transitional assets                  (820)      (749)      (748)         -          -          -
  Recognized actuarial gain                            (617)    (1,547)      (622)      (112)         -          -
                                                 ==================================================================
  Net periodic (benefit) cost                       $(2,008)   $(4,186)   $(2,395)      $387       $674       $625
                                                 ==================================================================

Additional (gain) or loss recognized due to:
  Curtailment                                        $5,090          -          -          -          -          -
  Settlement                                           (184)         -          -          -          -          -

The assumed health care cost trend rate is 7% for 2000 and is assumed to decrease to 6% in 2001. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                               1-Percentage-       1-Percentage-
                                              Point Increase      Point Decrease
                                             -----------------   ---------------
In thousands
                                             -----------------   ---------------
Effect on total of service and interest
 cost components                                      $71               $(59)
Effect on postretirement benefit obligation          $508              $(435)


The Company also sponsors defined-contribution plans, covering substantially all employees in the United States. Annual contributions are made in such amounts as determined by the Company's Board of Directors. Although employees may contribute up to 15% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company currently provides plans with a variety of contribution levels (including employee contribution match provisions). The Company recorded expense for contributions in the amount of $4,132,000, $4,626,000, and $3,439,000 in 1999, 1998, and 1997, respectively.

Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company's contributions to foreign plans were not significant in 1999, 1998, and 1997.

NOTE K. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company periodically uses foreign currency forward exchange contracts to reduce its exposure to foreign currency risk from receivables denominated in foreign currencies and certain firm purchase commitments. For contracts that are designated and effective as hedges, discounts or premiums are accreted or amortized to other operating expenses over the contract lives using the straight line method while the realized and unrealized gains and losses resulting from changes in the spot exchange rate, net of related taxes, are included in the cumulative translation adjustment account in stockholders' equity. The related amounts due to or from counterparties are included in other assets or other liabilities. Contract amounts, after considering tax effects, in excess of the carrying value of the Company's obligations are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses.

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

At December 31, 1999, 1998 and 1997, the Company had approximately $7,688,000, $4,781,000, and $12,301,000, respectively, in foreign currency forward exchange contracts and foreign currency option contracts designated and effective as hedges which become due in various amounts and at various dates through the following year. The difference between the contract amounts and their fair value, in the aggregate, was insignificant at December 31, 1999, 1998 and 1997.

NOTE L. OPERATING SEGMENT AND GEOGRAPHIC AREA INFORMATION

Description of Types of Products and Services:
The Company has two reportable operating segments: the Traditional Business and TDS.

The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. SFAS No. 131 requires segment information to be reported based on how management internally evaluates the operating performance of their business units. The operations of the Traditional Business segment are evaluated by worldwide geographic region. For segment reporting purposes, the Company's operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as "North America." The Company's operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. Exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred to internally as "Latin America." Exports from North America to markets in Asian countries, along with operations in New Zealand, Indonesia and Malaysia and a licensee in Australia are combined under one management group referred to internally as "Asia."

TDS operates retreading locations and commercial, retail, and wholesale outlets throughout the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Measurement of Segment Profit and Loss and Segment Assets:
The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are recorded at fair market value less a discount between geographic areas within the Traditional Business and for transactions between the Traditional Business and TDS at a value consistent with that to unaffiliated customers.

Other segment assets are principally cash and cash equivalents, investments, corporate office and related equipment, and assets relating to TMS operations.

The information regarding segment operations and other geographic information is presented on page 9 of this report, and is incorporated herein by reference.

The following tables present information concerning net sales and long-lived assets for countries which exceed 5% of the respective totals:

Net Sales (a)                              Year Ended December 31
(In thousands)                    1999               1998                1997
                              --------------------------------------------------
United States                    $727,030         $762,549            $499,043
Brazil                             54,935           73,488              67,470
Other                             230,700          223,632             256,010
                              =================================================
Consolidated                   $1,012,665       $1,059,669            $822,523
                              =================================================

Long-lived Assets (b)                               December 31
(In thousands)                        1999           1998              1997
                                 ----------------------------------------------
United States                       $216,896        $224,277          $208,598
Brazil                                17,434          27,030            26,324
Other                                 30,986          37,278            38,305
                                 ----------------------------------------------
Consolidated                        $265,316        $288,585          $273,227
                                 ==============================================
(a)     Revenues are attributed to countries based on the location of customers.
(b)     Corporate long-lived assets are included in the United States.

NOTE M. SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 are summarized as follows:

                                                  Quarter Ended 1999
In thousands, except per share data   Mar. 31    Jun. 30    Sep. 30      Dec. 31
                                     -------------------------------------------
 Net sales                           $224,138   $252,120    $273,240    $263,167
 Gross profit                          88,940     98,792     103,118     101,889
 Net earnings                          10,037     16,126      18,056       8,111
 Net earnings per share:
   Basic                                $0.46      $0.74       $0.83       $0.38
   Diluted                              $0.46      $0.73       $0.82       $0.38

                                                      Quarter Ended 1998
In thousands, except per share data    Mar. 31    Jun. 30     Sep. 30    Dec. 31
                                     -------------------------------------------
 Net sales                            $235,931   $266,127     $282,636  $274,975
 Gross profit                           90,747    102,571      109,137   103,913
 Net earnings                            9,150     14,168       17,456    18,545
 Net earnings per share:
   Basic                                 $0.40      $0.62        $0.78     $0.84
   Diluted                               $0.40      $0.62        $0.77     $0.84

Fourth quarter 1999 earnings reflect a non-recurring after-tax charge of $7,671,000 ($.35 per diluted share) as a result of a restructuring of North American operations which includes a company-wide reduction in jobs through a combination of voluntary early retirements, the closure of a North American tread rubber manufacturing facility, and other position eliminations. See Note B.

Third quarter 1998 earnings reflect a non-recurring after-tax charge of $2,491,000 ($.11 per diluted share) and fourth quarter 1998 earnings reflect a net non-recurring after-tax gain of $1,317,000 ($.06 per diluted share). The non-recurring items in the third and fourth quarters of 1998 relate to the closure of two manufacturing facilities, the elimination of employee positions, and other exit costs. See Note B.

ITEM 9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------  ----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

         The information called for by Item 10 (with respect to the directors of the registrant and with respect to the information required to be furnished under Rule 405 of Regulation S-K) is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1999. In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by
Item 10 has been included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION
-------  ----------------------

         The information called for by Item 11 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

         The information called for by Item 12 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

         The information called for by Item 13 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1999.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------  ----------------------------------------------------------------

(a)(1)   Financial Statements

         The following consolidated financial statements are included in Part II, Item 8:

                                                                           Page
                                                                           ----
         Consolidated Balance Sheets as of December 31, 1999,
           1998 and 1997....................................25

         Consolidated Statements of Earnings for the Years
          Ended December 31, 1999, 1998 and 1997.............................26

         Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1999, 1998 and 1997 ............................27

         Consolidated Statements of Changes in Stockholders'
          Equity for the Years Ended December 31, 1999, 1998 and
          1997...............................................................28

         Notes to Consolidated Financial Statements..........................30

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

         3.1      Bylaws: As amended August 24, 1999

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

         10.1* Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999.

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

         10.2(b) Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) to the Company's form 10-K for the year ended December 31, 1998.)

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

         10.7* Separation and Release Agreement with Henry H. Li regarding termination of employment, effective July 31, 1998. (Incorporated by reference to Exhibit No. 10.7 to the Company's Form 10-K for the year ended December 31, 1998).

         10.8* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

         10.9* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

         10.10* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Sam Ferrise II (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

         10.11* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

         10.12* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

         10.13*   Bandag,  Incorporated  Stock Award Plan, as amended August 24,
                  1999.

         21       Subsidiaries of Registrant.

         27       Financial Data Schedule (with EDGAR filing only)

         27.1 Revised December 1998 Financial Data Schedule (EDGAR filing only)

*Represents a management compensatory plan or arrangement.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed on October 21, 1999 reporting under Item 5. The Current Report included unaudited condensed consolidated balance sheets for the quarter ended September 30, 1999 and the year ended December 31, 1998, unaudited condensed consolidated statements of earnings for the three and nine month periods ended September 30, 1999 and 1998, respectively, and unaudited condensed consolidated statements of cash flows for the nine months periods ended September 30, 1999 and 1998.


                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            BANDAG, INCORPORATED AND SUBSIDIARIES

                                                         COL. C
COL. A                                   COL. B          ADDITIONS                          COL. D            COL. E
-------------------------------------------------------------------------------------------------------------------------
                                                               1                2
                                        Balance at     Charged to     Charged to Other                       Balance at
                                        Beginning       Costs and        Accounts -        Deductions -        End of
              DESCRIPTION               of Period       Expenses          Describe           Describe          Period
                                      -----------------------------------------------------------------------------------
Year ended December 31, 1999:
  Allowance for doubtful accounts        $18,724,000     $9,286,000                         $7,249,000(1)     $20,761,000
Year ended December 31, 1998:
  Allowance for doubtful accounts        $12,707,000     $8,460,000                         $2,443,000(1)     $18,724,000
Year ended December 31, 1997:
  Allowance for doubtful accounts        $13,320,000     $3,491,000                         $4,104,000(1)     $12,707,000

(1) - Uncollectible accounts written off, net of recoveries and foreign exchange fluctuations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BANDAG, INCORPORATED
                                           By /s/ Martin G. Carver
                                              --------------------------------
                                              Martin G. Carver
                                              Chairman of the Board,
                                              Chief Executive Officer,
                                              President and Director
                                              (Principal Executive Officer)
Date:    March 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert T. Blanchard
--------------------------------         ---------------------------------------
    Robert T. Blanchard                     Lucille A. Carver
    Director                                Director


/s/ Roy J. Carver, Jr.                  /s/ Gary E. Dewel
--------------------------------         ---------------------------------------
    Roy J. Carver, Jr.                      Gary E. Dewel
    Director                                Director


/s/ James R. Everline                   /s/ Phillip J. Hanrahan
--------------------------------         ---------------------------------------
    James R. Everline                       Phillip J. Hanrahan
    Director                                Director


/s/ Edgar D. Jannotta                   /s/ R. Stephen Newman
--------------------------------         ---------------------------------------
    Edgar D. Jannotta                       R. Stephen Newman
    Director                                Director


/s/ Martin G. Carver                    /s/ Warren W. Heidbreder
--------------------------------         ---------------------------------------
    Martin G. Carver                        Warren W. Heidbreder
    Chairman of the Board,                  Vice President, Chief Financial
    Chief Executive Officer,                Officer(Principal Financial Officer)
    President and Director
(Principal Executive Officer)           /s/ Charles W. Vesey
                                         ---------------------------------------
                                            Charles W. Vesey
                                            Corporate Controller
                                            (Principal Accounting Officer)
Date:  March 28, 2000

                                  EXHIBIT INDEX
                                  -------------

         Exhibit No.                        Description

         3.1      Bylaws: As amended August 24, 1999
         3.2 Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
         3.3 Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
         4.1 Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

         4.2 Note Purchase Agreement dated December 15, 1997 for $60,000,000 of 6.41% Senior Notes due December 15, 2002. (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the year ended December 31, 1997.)
         4.3 Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1997.)
         10.1* Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999.
         10.2 U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)
         10.2(a) U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company's Form 10-K for the year ended December 31, 1996.)
         10.2(b) Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) tot he Company's form 10-K for the year ended December 31, 1998.)
         10.3* Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 1996.)
         10.4* Nonqualified Stock Option Plan, as amended November 12, 1996 (Incorporated by reference to Exhibit No. 10.4 to the Company's Form 10-K for the year ended December 31, 1996.)
         10.5* Nonqualified Stock Option Agreement of Martin G. Carver dated November 13, 1987, as amended by an Addendum dated June 12, 1992. (Incorporated by reference to Exhibit No. 10.7 to the Company's Form 10-K for the year ended December 31, 1992.)

         10.6*    Form of Participation Agreement under the Bandag, Incorporated
                  Restricted  Stock Grant Plan.  (Incorporated  by  reference as
                  Exhibit  10.7 to the  Company's  Form 10-K for the year  ended
                  December 31, 1994.)
         10.7*    Separation  and Release  Agreement  with Henry H. Li regarding
                  termination   of   employment,   effective   July  31,   1998.
                  (Incorporated   by  reference  to  Exhibit  No.  10.7  to  the
                  Company's Form 10-K for the year ended December 31, 1998).
         10.8*    Severance  Agreement,  dated as of May 4, 1999, by and between
                  Bandag,  Incorporated  and Martin G. Carver  (incorporated  by reference to Exhibit 10.1 to the Company's Form 10-Q/A for the
                  quarter ended June 30, 1999).
         10.9*    Severance  Agreement,  dated as of May 4, 1999, by and between
                  Bandag,  Incorporated and Nathaniel L. Derby, II (incorporated by reference to Exhibit 10.2 to the Company's  Form 10-Q/A for the quarter ended June 30, 1999).
         10.10*   Severance  Agreement,  dated as of May 4, 1999, by and between
                  Bandag,  Incorporated  and Sam  Ferrise  II  (incorporated  by reference to Exhibit 10.3 to the Company's Form 10-Q/A for the
                  quarter ended June 30, 1999).
         10.11*   Severance  Agreement,  dated as of May 4, 1999, by and between
                  Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A for the
                  quarter ended June 30, 1999).
         10.12*   Severance  Agreement,  dated as of May 4, 1999, by and between
                  Bandag,  Incorporated  and John C. McErlane  (incorporated  by reference to Exhibit 10.5 to the Company's Form 10-Q/A for the
                  quarter ended June 30, 1999).
         10.13*   Bandag,  Incorporated  Stock Award Plan, as amended August 24,
                  1999.
         21       Subsidiaries of Registrant.
         27       Financial Data Schedule (with EDGAR filing only)
         27.1     Revised  December 1998 Financial  Data Schedule  (EDGAR filing only)

*Represents a management compensatory plan or arrangement.