Form 10-Q
period 2000-03-31
BANDAG INC
filed 2000-05-12
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Common Stock, $1 par value; 9,088,726 shares as of April 30, 2000.
Class A Common Stock, $1 par value; 9,637,324 shares as of April 30, 2000. Class B Common Stock, $1 par value; 2,045,075 shares as of April 30, 2000.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                      INDEX

Part I : FINANCIAL INFORMATION                                          Page No.

  Item 1 - Financial Statements (Unaudited)
             Condensed Consolidated Statements of Earnings                  3
             Condensed Consolidated Balance Sheets                          4
             Condensed Consolidated Statements of Cash Flows                5
             Notes to Condensed Consolidated Financial Statements           6

  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10



PART II : OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                                14

  Signatures                                                               15


EXHIBITS :

  Exhibit 10.1 - Termination Agreement between Bandag,
                 Incorporated and Sam Ferrise II

  Exhibit 10.2 - Tire Distribution Systems, Inc. Severance
                 Agreement for Sam Ferrise II

  Exhibit 27 - Financial Data Schedule (EDGAR filing only)

                    BANDAG, INCORPORATED AND SUBSIDIARIES
                                  PART I
                           FINANCIAL INFORMATION

Item l - Financial Statements:
Unaudited Condensed Consolidated Statements of Earnings


                                                   Three Months Ended
                                                        March 31,
In thousands, except per share data                 2000        1999
                                                 --------     --------

Net sales                                        $224,289     $224,138
Other income                                        3,868        2,697
                                                 --------     --------
                                                  228,157      226,835
Cost of products sold                             136,841      135,198
Engineering, selling,
 administrative and other expenses                 71,613       72,061
Interest expense                                    2,289        2,564
                                                 --------     --------
                                                  210,743      209,823
                                                 --------     --------
Earnings before income taxes                       17,414       17,012
Income taxes                                        7,401        6,975
                                                 --------     --------
Net earnings                                     $ 10,013     $ 10,037
                                                 ========     ========

Net earnings per share - Basic                   $   0.48     $   0.46
Net earnings per share - Diluted                 $   0.48     $   0.46
Comprehensive net earnings (loss)                $ 10,254     $ (3,887)
Cash dividends per share                         $ 0.2950     $ 0.2850
Depreciation included in expense                 $  9,892     $  9,648
Goodwill amortization included
           in expense                            $  2,510     $  2,422
Weighted average shares outstanding:
           Basic                                   20,734       21,903
           Diluted                                 20,781       21,990


See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

In thousands                                            March 31,  December 31,
                                                          2000         1999
                                                         --------     --------
ASSETS:
Cash and cash equivalents                                $ 69,573     $ 50,633
Investments                                                10,870        9,461
Accounts receivable - net                                 171,232      199,710
Inventories:
  Finished products                                       105,500       94,278
  Materials and work-in-process                            16,070       16,244
                                                         --------     ---------
                                                          121,570      110,522
Other current assets                                       58,278       57,792
                                                         --------     ---------
  Total current assets                                    431,523      428,118
Property, plant, and equipment                            506,698      502,787
  Less accumulated depreciation & amortization           (311,285)    (304,802)
                                                         --------     ---------
                                                          195,413      197,985
 Intangible assets                                         64,818       67,331
Other assets                                               28,758       28,987
                                                         --------     --------
  Total assets                                           $720,512     $722,421
                                                         ========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                                         $ 26,703     $ 33,472
Income taxes payable                                       22,871       18,998
Accrued employee compensation and benefits                 22,645       25,530
Accrued marketing expenses                                 25,713       27,190
Other accrued expenses                                     47,130       45,823
Short-term notes payable and current portion of
  other obligations                                         2,587        3,040
                                                         --------     --------
  Total current liabilities                               147,649      154,053

Long-term debt and other obligations                      111,278      111,151
Deferred income tax liabilities                             3,380        3,142
Stockholders' equity:
  Common stock; $1 par value;
   authorized - 21,500,000 shares;
   issued and outstanding - 9,088,956 shares
     in 2000; 9,088,403 in 1999                             9,089        9,088
  Class A Common stock; $1 par value;
   authorized - 50,000,000 shares;
   issued and outstanding - 9,637,554 shares
     in 2000; 9,637,187 in 1999                             9,638        9,637
  Class B Common stock; $1 par value;
   authorized - 8,500,000 shares;
   issued and outstanding - 2,045,075 shares
     in 2000; 2,045,251 in 1999                             2,045        2,045
  Additional paid-in capital                                7,524        7,476
  Retained earnings                                       460,086      456,247
  Equity adjustment from foreign currency
   translation                                            (30,177)     (30,418)
                                                         --------     --------
    Total equity                                          458,205      454,075
                                                         --------     ---------
    Total liabilities and stockholders' equity           $720,512     $722,421
                                                         ========     ========

See notes to condensed consolidated financial statements.

                   BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands                                              Three Months Ended
                                                                March 31,
                                                           2000         1999
                                                         --------     --------
Operating Activities
  Net earnings                                           $ 10,013     $ 10,037
  Provision for depreciation and amortization              12,402       12,070
  Increase in operating assets and
     liabilities-net                                       12,239       18,511
                                                         --------     --------
   Net cash provided by operating activities               34,654       40,618
Investing Activities
  Additions to property, plant and equipment               (5,859)      (9,908)
  Purchases of investments                                 (3,740)      (3,057)
  Maturities of investments                                 2,331        6,104
  Payments for acquisitions of businesses                  (1,613)      (1,698)
                                                         --------     --------
   Net cash used in investing activities                   (8,881)      (8,559)
Financing Activities
  Principal payments on short-term notes payable
    and other liabilities                                    (222)      (5,840)
  Cash dividends                                           (6,127)      (6,245)
  Purchases of Common Stock and
       Class A Common Stock                                   (50)      (1,196)
                                                         --------     --------
   Net cash used in financing activities                   (6,399)     (13,281)
Effect of exchange rate changes on cash and
    cash equivalents                                         (434)      (2,924)
                                                         --------     --------
  Increase in cash and cash equivalents                    18,940       15,854
Cash and cash equivalents at beginning of year             50,633       37,912
                                                         --------     --------
    Cash and cash equivalents at end of period           $ 69,573     $ 53,766
                                                         ========     ========


See notes to condensed consolidated financial statements.

                   BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Comprehensive Net Earnings (Loss)
Comprehensive net earnings for the three month periods ended March 31, 2000 and 1999 were as follows (in thousands):

                                                      Three Months Ended
                                                          March 31,
                                                       2000        1999
                                                     --------    --------
Net earnings                                         $ 10,013    $ 10,037
Other comprehensive income item:
      Foreign currency translation                        241     (13,924)
                                                      -------    --------
Comprehensive net earnings                           $ 10,254    $ (3,887)
                                                     ========    ========


Tire  Distribution  Systems,  Inc.  (TDS)  Business  Combinations  and Operating
Results
For the year-to-date period, Tire Distribution Systems, Inc. (TDS), a wholly owned subsidiary of Bandag, Incorporated, acquired 1 tire dealership for a total of $1,703,000 in cash and short-term payables. The accounts and transactions of the acquired business have been included in consolidated financial statements from the date of acquisition.

TDS results for the three month periods ended March 31, 2000 and 1999 were as follows (in thousands):

                   BANDAG, INCORPORATED AND SUBSIDIARIES


                                                        Three Months
                                                       Ended March 31,
                                                       2000        1999
                                                     --------    --------

Net sales                                            $ 89,776    $ 84,613
Goodwill amortization                                   2,466       2,378
Loss before interest and
    income taxes                                       (2,889)     (1,896)
Intercompany sales from Traditional
    Business to TDS which have been
    eliminated in consolidation                      $ 13,954    $ 12,621


Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                       2000        1999
                                                     --------    --------
Numerator:
    Net Earnings                                      $10,013     $10,037

Denominator:
    Denominator for basic earnings
     per share-weighted-average shares                 20,734      21,903

    Effect of dilutive securities:
    Non-vested restricted stock                            38          42
    Stock options                                           9          45
                                                      -------     -------
    Dilutive potential common shares                       47          87
                                                      -------     -------
    Denominator for diluted earnings
    per share-weighted-average
    shares and dilutive potential
    common shares                                      20,781      21,990
                                                      =======     =======
Net Earnings Per Share:
    Basic                                             $  0.48     $  0.46
                                                      =======     =======
    Diluted                                           $  0.48     $  0.46
                                                      =======     =======

Non-recurring Charges
During the fourth quarter 1999, the Company recorded non-recurring charges totaling $13,500,000 ($7,671,000 net of tax benefits) for termination benefits. These termination benefits cover the company-wide reduction of 175 employees through a combination of voluntary early retirements, the closing of a North American tread rubber manufacturing facility and other position eliminations. The early retirement program announced in the fourth quarter of 1999 offered unreduced retirement benefits to employees over the

                   BANDAG, INCORPORATED AND SUBSIDIARIES

age of 55 and who have accumulated 65 points (points = age + years of service). The early retirement program charges primarily represent a $4,906,000 increase in the pension benefit obligation which resulted when 62 employees elected this program. Of the total number of employees affected by postion eliminations, benefit payments of $2,161,000 were made in 1999 for 56 employees. In the first quarter of 2000, the Company paid $3,284,000 relating to the termination of an additional 57 employees and continued termination benefits for two employees. Further employee termination costs of $3,078,000 are accrued at March 31, 2000, which reflects a $71,000 reduction in the original provision due to exchange rate changes. The majority of these payments will be made in 2000. No charge related to the manufacturing facility has been expensed as the Company expects to use the facility in the future for general Corporate purposes.

During 1998, the Company recorded net non-recurring charges totaling $4,205,000 ($1,174,000 net of tax benefits). The net non-recurring charges included a provision of $7,502,000 ($4,471,000 net of tax benefits) for facility closures, personnel reductions, and other exit costs. Additionally, the net non-recurring charges include a gain of $3,297,000 consisting of the non-taxable recognition of accumulated translation gains due to the exit of operations in Indonesia. Included in the non-recurring charges is $4,845,000 related to personnel reductions. In 1998, the Company paid $1,035,000 related to the termination of 13 employees. In 1999, the Company paid $2,950,000 related to the termination of 99 employees. In the first quarter of 2000, the Company paid $411,000 related to the termination of 18 employees. Remaining employee termination costs of $267,000 have been accrued at March 31, 2000, which reflects a $23,000 reduction due to changes in exchange rates. Included in the non-recurring charge is $2,657,000 for facility closure and other exit costs which contains $642,000 for the write down of assets. In 1999, the Company paid $905,000 for facility closure and other exit costs and reduced the original provision by $192,000 due to costs lower than original estimates. In the first quarter of 2000, the Company paid $9,000 for facility closure and other exit costs and reduced the original provision by $35,000 due to costs lower than original estimates and $36,000 due to changes in exchange rates. The Company's remaining obligation for facility closure and other exit costs as of March 31, 2000 is $838,000.

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

For the three months ended March 31 (in thousands):

                                                       Traditional Business
                       ------------------------------------------------------------------------------------------------------
                           North America                  Europe                   Latin America              Asia
                       ------------------------------------------------------------------------------------------------------
                         2000         1999          2000         1999          2000         1999         2000       1999
Net sales to
 unaffiliated
 customers             $77,623      $86,294       $21,074      $24,082       $24,643      $22,927       $5,608      $6,222
Transfers between
 segments               16,774       15,742           179          280             -            -            -           -

Operating earnings
 (loss)                 15,983       15,965         4,130        3,246         3,310        4,121        1,620         895
Interest income              -            -             -            -             -            -            -           -
Interest expense             -            -             -            -             -            -            -           -
                       ------------------------------------------------------------------------------------------------------
Earnings(loss) before
 income taxes          $15,983      $15,965        $4,130       $3,246        $3,310       $4,121       $1,620        $895
                       ======================================================================================================

                               TDS                       Other                  Consolidated
                       ------------------------------------------------------------------------------------------------------
                         2000         1999          2000         1999          2000         1999
Net sales to
 unaffiliated
 customers             $89,776      $84,613         5,565            -      $224,289     $224,138
Transfers between
 segments                    -            -             -            -        16,953       16,022

Operating earnings
 (loss)                 (2,889)      (1,896)       (4,030)      (4,279)       18,124       18,052
Interest income              -            -         1,579        1,524         1,579        1,524
Interest expense             -            -        (2,289)      (2,564)       (2,289)      (2,564)
                       ------------------------------------------------------------------------------------------------------
Earnings(loss) before
 income taxes          $(2,889)     $(1,896)      $(4,740)     $(5,319)      $17,414      $17,012
                       ======================================================================================================

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

Results include the Company's Traditional Business, Tire Distribution Systems, Inc. (TDS), and Tire Management Solutions, Inc., a pilot operation (TMS). The comparability of operating results between years is affected by TDS acquisitions of a tire dealership in the prior year and the first quarter of 2000.

Consolidated net sales for the quarter ended March 31, 2000 remained even with the prior year period but included a 6% decrease in Traditional Business net sales. The decrease in Traditional Business net sales resulted from a 4% decline in retread material unit volume and the lower translated value of the Company's foreign-currency-denominated sales. The decline in Traditional Business sales volume was primarily due to competitive pressures and industry consolidation in the United States, which is expected to continue throughout 2000. The Company anticipates that future sales volume may be negatively impacted by dealer separations due to the competitive pressures within the market. However, the Company has not received any notices of separations that would have a significant impact on operating results. The decline in Traditional Business sales was offset by a 6% increase in TDS sales over the prior year period and sales for TMS. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to the first quarter in previous years in that it is seasonally the slowest for both sales and earnings. Both segments were similarly affected.

A 10% increase in average raw material costs in the U.S. was offset by improved manufacturing efficiencies due to the closure of a domestic manufacturing facility in fourth quarter 1999, leaving the Traditional Business gross profit margin for the quarter ended March 31, 2000 even with the prior year period. Consolidated gross profit margin for the quarter ended March 31, 2000 decreased by .7 percentage points from the prior year period due to a higher portion of consolidated sales coming from TDS and TMS, which operate at lower gross profit margins.

Consolidated operating and other expenses for the quarter ended March 31, 2000 decreased 1% from the prior year period. Operating and other expenses for the Traditional Business decreased 9% from the prior year period benefiting from the prior year restructurings in North America and Europe. This decrease was offset by a 17% increase in TDS operating and other expenses over the prior year period due in part to acquisitions. Earnings for the quarter ended March 31, 2000 remained even with the prior year period but diluted earnings per share improved to $.48, up from diluted earnings per share of $.46 in the prior year period. The improvement in diluted earnings per share is wholly attributable to the decrease in the average diluted shares outstanding from the prior year period.

                   BANDAG, INCORPORATED AND SUBSIDIARIES

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America for the quarter ended March 31, 2000 were 7% below the prior year period primarily due to 7% lower retread material unit volume. The North American sales decline was primarily due to competitive pressures and industry consolidation in the United States, which is expected to continue throughout 2000. An increase in average raw material costs in the U.S. was offset by improved manufacturing efficiencies due to the closure of a domestic manufacturing facility in the fourth quarter of 1999 yielding a slight improvement in North America's gross margin. North American operating and other expenses for the quarter ended March 31, 2000 were 7% lower than the prior year period due to reduced R&D spending and lower marketing and personnel-related costs. For the quarter ended March 31, 2000, lower sales were offset by reduced operating and other expenses to yield a slight increase in earnings before income taxes over the prior year period. Tread rubber prices in the U.S. and Canada were raised, effective April 1, 2000, to cover anticipated cost increases for the remainder of the year.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe for the quarter ended March 31, 2000 declined 13% from the prior year period on a retread material unit volume increase of 3%. The spread between the net sales decrease and the retread material unit volume increase is due to the lower translated value of the euro and lower equipment sales. Gross profit margin for the quarter ended March 31, 2000 increased 2.3 percentage points over the prior year period due to higher production volume and improved margins on service revenue. Operating expenses for the quarter ended March 31, 2000 decreased 20% from the prior year period due to the lower translated value of the euro and lower personnel related and marketing program costs. Principally as a result of lower operating expenses, earnings before income taxes for the quarter ended March 31, 2000 increased 27% over the prior year period.

The Company's exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred to internally as Latin America. Net sales in Latin America for the quarter ended March 31, 2000 increased 7% over the prior year period on a retread material unit volume increase of 5%. The increase in net sales was greater than the increase in retread material unit volume due to a price increase in Brazil which was partially offset by the lower translated value of the Brazilian real. The increase in retread material unit volume was driven by higher shipments in Brazil, Mexico and South Africa. The gross profit margin for the quarter ended March 31, 2000 decreased by 2.4 percentage points from the prior year period due to increased lower margin equipment

                   BANDAG, INCORPORATED AND SUBSIDIARIES

sales in Brazil and higher production costs coupled with lower tread production in South Africa. Operating expenses for the quarter ended March 31, 2000 decreased 11% from the prior year period. A lower translated value of Brazil operating expenses and lower bad debts in Mexico were partially offset by an increase in promotional and marketing program costs and higher bad debts in South Africa. Primarily as a result of the lower gross margin and higher foreign exchange transaction costs, earnings before income taxes for the quarter ended March 31, 2000 decreased 20% from the prior year period.

The Company's exports from North America to markets in Asian countries, along with operations in New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as Asia. Net sales in Asia for the quarter ended March 31, 2000 declined 10% from the prior year period as a result of a 12% decrease in retread material unit volume and reduced new tire sales in New Zealand, offset slightly by higher equipment sales in Malaysia. Gross profit margin in Asia for the quarter ended March 31, 2000 increased 8.4 percentage points over the prior year period due to the lower cost of imported retread materials in New Zealand, lower cost on export sales to Asia, and higher margins on equipment sales in Malaysia. Operating expenses for the quarter ended March 31, 2000 declined 18% from the prior year period, benefiting from prior year restructurings which reduced personnel-related costs and managerial and administrative support costs in New Zealand. Earnings before income taxes for the quarter ended March 31, 2000 showed significant improvement over the prior year period principally due to higher gross margins and lower operating expenses.


TIRE DISTRIBUTION SYSTEMS, INC.

Net sales for TDS for the first quarter ended March 31, 2000 increased 6% over the prior year period. Excluding the effect of acquisitions, TDS sales for the quarter ended March 31, 2000 remained approximately even with the prior year period, $85,008,000 compared to $84,613,000, respectively. TDS's operating expenses, excluding the effect of acquisitions, for the first quarter ended March 31, 2000 were 12% over the prior year period reflecting added resources for anticipated business growth. During the current quarter, TDS management took steps to rationalize current expense levels in order to bring those expenses more in line with current operating needs. The decrease in earnings before interest and taxes from the prior year period reflect these higher expense levels.

Financial Condition:
-------------------

Operating Activities.

Net cash provided by operating activities for the quarter ended March 31, 2000 was $5,964,000 less than the amount for the same period last year, primarily due to decreases in deferred taxes and noncurrent assets offset

                   BANDAG, INCORPORATED AND SUBSIDIARIES


by an increase in inventory and other working capital items.

Investing Activities.

The Company spent $5,859,000 on capital expenditures through March 31, 2000, compared to $9,908,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flow. The Company spent $1,613,000 on a tire dealership acquisition in the first quarter ended March 31, 2000, compared to $1,698,000 spent for the same period last year.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's purchases of investments exceeded maturities by $1,409,000 during the three months, bringing total investments to approximately $10,870,000 as of March 31, 2000.

Financing Activities.

Cash dividends totaled $6,127,000 for the first quarter, compared to $6,245,000 for the same period last year. The Company purchased 2,170 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $50,000 during the three months ended March 31, 2000. Cash dividends and stock purchases were funded from operational cash flows.

As of March 31, 2000, the Company had $106,000,000 in funds available under unused lines of credit.

Forward-Looking Information - Safe Harbor Statement.
---------------------------------------------------

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. Such statements are identified by the use of such words as "is expected to continue," "anticipates," "anticipated," or other words of similar import. Future operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such uncertainties and risks include the effect of currency exchange rates; the devaluation of foreign currencies, particularly the Brazilian real; the effectiveness of the Company's hedging techniques; additional dealer separations; and the increase in raw material costs.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Termination  Agreement  between  Bandag,   Incorporated  and  Sam
               Ferrise II, dated January 20, 2000.

          10.2 Tire Distribution Systems, Inc. Severance Agreement for Sam Ferrise II, dated as of January 20, 2000, by and between Tire Distribution Systems, Inc. and Sam Ferrise II.

          27   Financial Data Schedule (EDGAR filing only)

     (b)  Reports on Form 8-K


          A Current Report on Form 8-K was filed on February 11, 2000. The Current Report included unaudited condensed consolidated balance sheets for the years ended December 31, 1999 and 1998, unaudited condensed consolidated statements of earnings for the three and twelve month periods ended December 31, 1999 and 1998, respectively, and unaudited condensed consolidated statements of cash flows for the twelve months ended December 31, 1999 and 1998.

                      BANDAG, INCORPORATED AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     BANDAG, INCORPORATED
     (Registrant)




Date:   May 12, 2000              \S\ Martin G. Carver
                                  --------------------------------------------
                                       Martin G. Carver
                                       Chairman and Chief Executive Officer




Date:   May 12, 2000              \S\ Warren W. Heidbreder
                                  --------------------------------------------
                                  Warren W. Heidbreder
                                  Vice President, Chief Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit
Number                    Exhibit
------    ------------------------------------------------------------

10.1 Termination Agreement between Bandag, Incorporated and Sam Ferrise II, dated January 20, 2000.

10.2 Tire Disribution Systems, Inc. Severance Agreement for Sam Ferrise II, dated as of January 20, 2000, by and between Tire Distribution Systems, Inc. and Sam Ferrise II.

27        Financial Data Schedule (EDGAR filing only)