Form 10-Q
period 2000-06-30
BANDAG INC
filed 2000-08-14
CIK 9534

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Common Stock, $1 par value; 9,057,226 shares as of July 31, 2000.
Class A Common Stock, $1 par value; 9,633,224 shares as of July 31, 2000. Class B Common Stock, $1 par value; 2,042,375 shares as of July 31, 2000.

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


EXHIBITS :

  Exhibit 27 - Financial Data Schedule (EDGAR filing only)

                    BANDAG, INCORPORATED AND SUBSIDIARIES
                                  PART I
                           FINANCIAL INFORMATION

Item l - Financial Statements:
Unaudited Condensed Consolidated Statements of Earnings

                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
In thousands, except per share data      2000      1999      2000      1999
                                       --------  --------  --------  --------
Net sales                              $249,116  $252,120  $473,405  $476,258
Other income                              3,729     2,733     7,597     5,430
                                       --------  --------  --------  --------
                                        252,845   254,853   481,002   481,688

Cost of products sold                   154,151   153,328   290,992   288,526
Engineering, selling,
 administrative and other expenses       66,784    70,994   138,397   143,055
Interest expense                          2,050     2,435     4,339     4,999
                                       --------  --------  --------  --------
                                        222,985   226,757   433,728   436,580
                                       --------  --------  --------  --------
Earnings before income taxes             29,860    28,096    47,274    45,108
Income taxes                             12,218    11,970    19,619    18,945
                                       --------  --------  --------  --------
Net earnings                           $ 17,642  $ 16,126  $ 27,655  $ 26,163
                                       ========  ========  ========  =========

Net earnings per share - Basic         $   0.85  $   0.74  $   1.33  $   1.20
Net earnings per share - Diluted       $   0.85  $   0.73  $   1.33  $   1.19
Comprehensive net earnings             $ 14,587  $ 16,252  $ 24,841  $ 12,365
Cash dividends per share               $ 0.2950  $ 0.2850  $ 0.5900  $ 0.5700
Depreciation included in expense       $  9,325  $ 10,498  $ 19,217  $ 20,146
Goodwill amortization included
           in expense                  $  2,618  $  2,483  $  5,128  $  4,905
Weighted average shares outstanding:
           Basic                         20,735    21,873    20,734    21,890
           Diluted                       20,796    21,941    20,787    21,964


See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
                                                     June 30,
In thousands                                           2000      December 31,
                                                     Unaudited       1999
                                                     ---------   -----------

ASSETS:
Cash and cash equivalents                             $ 60,365     $ 50,633
Investments                                             12,950        9,461
Accounts receivable - net                              181,268      199,710
Inventories:
  Finished products                                    105,454       94,278
  Materials and work-in-process                         16,490       16,244
                                                      --------     --------
                                                       121,944      110,522
Other current assets                                    56,040       57,792
                                                      --------     --------
  Total current assets                                 432,567      428,118
Property, plant, and equipment                         508,787      502,787
  Less accumulated depreciation & amortization        (318,177)    (304,802)
                                                      --------     --------
                                                       190,610      197,985
Intangible assets - net                                 65,772       67,331
Other assets                                            32,517       28,987
                                                      --------     --------
  Total assets                                        $721,466     $722,421
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                                      $ 24,967     $ 33,472
Income taxes payable                                    22,106       18,998
Accrued employee compensation and benefits              22,169       25,530
Accrued marketing expenses                              24,882       27,190
Other accrued expenses                                  43,777       45,823
Short-term notes payable and current portion of
  other obligations                                      2,550        3,040
                                                      --------     --------
  Total current liabilities                            140,451      154,053

Long-term debt and other obligations                   111,072      111,151
Deferred income tax liabilities                          3,290        3,142
Stockholders' equity:
  Common stock; $1 par value;
   authorized - 21,500,000 shares;
   issued and outstanding - 9,091,426 shares
     in 2000; 9,088,403 in 1999                          9,091        9,088
  Class A Common stock; $1 par value;
   authorized - 50,000,000 shares;
   issued and outstanding - 9,637,324 shares
     in 2000; 9,637,187 in 1999                          9,637        9,637
  Class B Common stock; $1 par value;
   authorized - 8,500,000 shares;
   issued and outstanding - 2,042,375 shares
     in 2000; 2,045,251 in 1999                          2,042        2,045
  Additional paid-in capital                             7,524        7,476
  Retained earnings                                    471,591      456,247
  Equity adjustment from foreign currency
   translation                                         (33,232)     (30,418)
                                                      --------     --------
    Total equity                                       466,653      454,075
                                                      --------     --------
    Total liabilities and stockholders' equity        $721,466     $722,421
                                                      ========     ========

See notes to condensed consolidated financial statements.

                   BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands                                             Six Months Ended
                                                             June 30,
                                                        2000         1999
                                                      --------     --------
Operating Activities
  Net earnings                                        $ 27,655     $ 26,163
  Provision for depreciation and amortization           24,345       25,051
  Increase (decrease) in operating assets and
     liabilities-net                                    (9,002)      13,992
                                                      --------     --------
   Net cash provided by operating activities            42,998       65,206
Investing Activities
  Additions to property, plant and equipment           (11,328)     (18,153)
  Purchases of investments                              (7,835)      (6,459)
  Maturities of investments                              4,346        7,238
  Payments for acquisitions of businesses               (4,607)      (1,698)
                                                      --------     --------
   Net cash used in investing activities               (19,424)     (19,072)
Financing Activities
  Proceeds from long-term notes payable                      -           59
  Principal payments on short-term notes payable
    and long-term obligations                             (503)      (6,225)
  Cash dividends                                       (12,255)     (12,475)
  Purchases of Common Stock and
       Class A Common Stock                                (60)      (1,196)
                                                      --------     --------
   Net cash used in financing activities               (12,818)     (19,837)
Effect of exchange rate changes on cash and
    cash equivalents                                    (1,024)      (2,854)
                                                      --------     --------
  Increase in cash and cash equivalents                  9,732       23,443
Cash and cash equivalents at beginning of period        50,633       37,912
                                                      --------     --------
    Cash and cash equivalents at end of period        $ 60,365     $ 61,355
                                                      ========     ========



See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements - Unaudited

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Comprehensive Net Earnings
Comprehensive net earnings for the three month periods ended June 30, 2000 and 1999 and the six month periods ended June 30, 2000 and 1999 were as follows (in thousands):

                                   Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                     2000      1999      2000      1999
                                   --------  --------  --------  --------

Net earnings                      $ 17,642  $ 16,126  $ 27,655  $ 26,163
Other comprehensive income item:
    Foreign currency translation    (3,055)      126    (2,814)  (13,798)
                                   -------  --------  --------  --------
Comprehensive net earnings        $ 14,587  $ 16,252  $ 24,841  $ 12,365
                                  ========  ========  ========  ========


Tire Distribution Systems, Inc. (TDS) Business Combinations and Operating
Results
For the year-to-date period, Tire Distribution Systems, Inc. (TDS), a wholly owned subsidiary of Bandag, Incorporated, acquired 2 tire dealerships. The accounts and transactions of the acquired businesses have been included in the consolidated financial statements from the date of acquisition.

TDS results for the three month periods ended June 30, 2000 and 1999 and the six month periods ended June 30, 2000 and 1999 were as follows (in thousands):

                      BANDAG, INCORPORATED AND SUBSIDIARIES

                                       Three Months         Six Months
                                      Ended June 30,       Ended June 30,
                                      2000      1999       2000      1999
                                    --------  --------   --------  --------
Net sales                           $104,978  $ 97,600   $194,754  $182,213
Goodwill amortization                  2,516     2,440      4,982     4,818
Earnings (loss) before interest and
  income taxes                         1,878       842     (1,011)   (1,054)
Intercompany sales from Traditional
  Business to TDS which have been
  eliminated in consolidation       $ 14,492  $ 13,935   $ 28,446  $ 26,556

Quality Design Systems, Inc.
During the quarter, the Company acquired the assets of Quality Design Systems, Inc. (QDS). QDS is a well-established tire and automotive care industry developer best-known for its TireMaster (R) software package. QDS, based in Eagle, Idaho, will operate as a wholly-owned subsidiary of the Company and continue to serve its customers in the retail tire and automotive care industries. The accounts and transactions of the acquired business have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations for 2000 and 1999, assuming the purchase transactions occurred as of January 1, 1999, would not differ materially from reported amounts.

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         For the Three       For the Six
                                          Months Ended       Months Ended
                                            June 30,           June 30,
Numerator:                               2000     1999        2000     1999
                                       -------   ------     -------   ------
        Net Earnings                   $17,642  $16,126     $27,655  $26,163

Denominator:
  Denominator for basic earnings
      per share-weighted-average shares 20,735   21,873      20,734   21,890

  Effect of dilutive securities:
      Non-vested restricted stock           36       40          27       41
      Stock options                         25       28          26       33
                                       -------  -------     -------  -------
  Dilutive potential common shares          61       68          53       74
                                       -------  -------     -------  -------

  Denominator for diluted earnings
   per share-weighted-average
   shares and dilutive potential
   common shares                        20,796   21,941      20,787   21,964
                                       =======  =======     =======  =======

Net Earnings Per Share:
   Basic                               $  0.85  $  0.74     $  1.33  $  1.20
                                       =======  =======     =======  =======
   Diluted                             $  0.85  $  0.73     $  1.33  $  1.19
                                       =======  =======     =======  =======

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Non-recurring Charges
During the fourth quarter 1999, the Company recorded non-recurring charges totaling $13,500,000 ($7,671,000 net of tax benefits) for termination benefits. These termination benefits covered the company-wide reduction of 175 employees +through a combination of voluntary early retirements, the closing of a North American tread rubber manufacturing facility and other position eliminations. The early retirement program announced in the fourth quarter of 1999 offered unreduced retirement benefits to employees over the age of 55 and who have accumulated 65 points (points = age + years of service). The early retirement program charges primarily represent a $4,906,000 increase in the pension benefit obligation which resulted when 62 employees elected this program. Of the total number of employees affected by position eliminations, benefit payments of $2,161,000 were made in 1999 for 56 employees. In the year-to-date period ended June 30, 2000, the Company paid $3,508,000 relating to the termination of an additional 57 employees and continued termination benefits for 2 employees. Further employee termination costs of $2,799,000 are accrued at June 30, 2000, which reflects a $72,000 reduction in the original provision due to exchange rate changes and a $54,000 reduction due to costs being lower than original estimates. The majority of these payments will be made in 2000. No charge related to the manufacturing facility has been expensed as the Company expects to use the facility in the future for general corporate purposes.

During 1998, the Company recorded net non-recurring charges totaling $4,205,000 ($1,174,000 net of tax benefits). The net non-recurring charges included a provision of $7,502,000 ($4,471,000 net of tax benefits) for facility closures, personnel reductions, and other exit costs. Additionally, the net non-recurring charges included a gain of $3,297,000 consisting of the non-taxable recognition of accumulated translation gains due to the exit of operations in Indonesia. Included in the non-recurring charges is $4,845,000 related to personnel reductions. In 1998, the Company paid $1,035,000 related to the termination of 13 employees. In 1999, the Company paid $2,950,000 related to the termination of 99 employees. In the year-to-date period ended June 30, 2000, the Company paid $483,000 related to the termination of 18 employees. Remaining employee termination costs of $189,000 have been accrued at June 30, 2000, which reflects a $29,000 reduction due to changes in exchange rates. Included in the non-recurring charge is $2,657,000 for facility closure and other exit costs which contains $642,000 for the write down of assets. In 1999, the Company paid $905,000 for facility closure and other exit costs and reduced the original provision by $192,000 due to costs being lower than original estimates. In the year-to-date period ended June 30, 2000, the Company paid $38,000 for facility closure and other exit costs and reduced the original provision by $54,000 due to costs being lower than original estimates and $86,000 due to changes in exchange rates. The Company's remaining obligation for facility closure and other exit costs as of June 30, 2000 is $740,000.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Operating Segment Information
The Company has two reportable operating segments: the Traditional Business and TDS. The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. TDS operates franchised retreading locations and commercial, retail, and wholesale outlets throughout the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers. Other includes results of operations for the Tire Management Solutions Inc. (TMS) pilot program, Quality Design Systems, Inc. (QDS) and other corporate items.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. Intersegment sales and transfers between the Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

For the three months ended June 30 (in thousands):

                                                       Traditional Business
                       ------------------------------------------------------------------------------------------------------
                           North America                  Europe                   Latin America              Asia
                       ------------------------------------------------------------------------------------------------------
                         2000         1999          2000         1999          2000         1999         2000       1999
Net sales to
 unaffiliated
 customers             $86,826      $93,529       $21,008      $23,435       $26,621      $26,350       $4,049      $6,391
Transfers between
 segments               17,043       17,491           124          189             -            -            -           -

Operating earnings
 (loss)                 24,948       24,600         4,150        3,761         4,001        4,385          659         826
Interest income              -            -             -            -             -            -            -           -
Interest expense             -            -             -            -             -            -            -           -
                       ------------------------------------------------------------------------------------------------------
Earnings(loss) before
 income taxes          $24,948      $24,600        $4,150       $3,761        $4,001       $4,385         $659        $826
                       ======================================================================================================
                               TDS                       Other                  Consolidated
                       ------------------------------------------------------------------------------------------------------
                         2000         1999          2000         1999          2000         1999
Net sales to
 unaffiliated
 customers            $104,978      $97,600         5,634        4,815      $249,116     $252,120
Transfers between
 segments                    -            -           765          727        17,932       18,407

Operating earnings
 (loss)                  1,878          842        (5,119)      (5,628)       30,517       28,786
Interest income              -            -         1,393        1,745         1,393        1,745
Interest expense             -            -        (2,050)      (2,435)       (2,050)      (2,435)
                       ------------------------------------------------------------------------------------------------------
Earnings(loss) before
 income taxes           $1,878         $842       $(5,776)     $(6,318)      $29,860      $28,096
                       ======================================================================================================

For the six months ended June 30 (in thousands):

                                                       Traditional Business
                       ------------------------------------------------------------------------------------------------------
                           North America                  Europe                   Latin America              Asia
                       ------------------------------------------------------------------------------------------------------
                         2000         1999          2000         1999          2000         1999         2000       1999
Net sales to
 unaffiliated
 customers            $165,232     $179,823       $42,082      $47,517       $51,264      $49,277       $9,657     $12,613
Transfers between
 segments               33,034       33,233           303          469             -            -            -           -

Operating earnings
 (loss)                 40,931       40,565         8,280        7,007         7,311        8,506        2,279       1,721
Interest income              -            -             -            -             -            -            -           -
Interest expense             -            -             -            -             -            -            -           -
                       ------------------------------------------------------------------------------------------------------
Earnings(loss) before
 income taxes          $40,931      $40,565        $8,280       $7,007        $7,311       $8,506       $2,279      $1,721
                       ======================================================================================================

                               TDS                       Other                  Consolidated
                       ------------------------------------------------------------------------------------------------------
                         2000         1999          2000         1999          2000         1999
Net sales to
 unaffiliated
 customers            $194,754     $182,213       $10,416       $4,815      $473,405     $476,258
Transfers between
 segments                    -            -         1,548          727        34,885       34,429

Operating earnings
 (loss)                 (1,011)      (1,054)       (9,149)      (9,907)       48,641       46,838
Interest income              -            -         2,972        3,269         2,972        3,269
Interest expense             -            -        (4,339)      (4,999)       (4,339)      (4,999)
                       ------------------------------------------------------------------------------------------------------
Earnings(loss) before
 income taxes          $(1,011)     $(1,054)     $(10,516)    $(11,637)      $47,274      $45,108
                       ======================================================================================================

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

Results include the Company's Traditional Business, Tire Distribution Systems, Inc. (TDS), Tire Management Solutions, Inc., a pilot operation (TMS), and Quality Design Systems, Inc. (QDS). The comparability of operating results between years is affected by TDS acquisitions of tire dealerships in the current and prior year.

Consolidated net sales for the quarter and the year-to-date periods ended June 30, 2000 were both 1% lower than the prior year periods, but included a 7% and 6% decrease in Traditional Business net sales, respectively. The decrease in Traditional Business net sales resulted from a 7% and 6% decline in retread material unit volume for the quarter and year-to-date periods ended June 30, 2000, respectively. Net sales were also unfavorably affected by the lower translated value of the Company's foreign-currency-denominated sales, particularly the euro and Brazilian real. However, this negative translation effect was offset by an April price increase in the U.S. along with an increase in equipment sales. The Company continues to see a slowing in North American retread sales which can be attributed to low new-truck demand which encourages the movement of new tires into the replacement market and low-priced new tires from overseas. The decline in Traditional Business sales volume is also due to competitive pressures and industry consolidation in the United States, which is expected to continue throughout 2000. The decline in Traditional Business sales was offset by an 8% and 7% increase in TDS sales over the prior year quarter and year-to-date period and a full six months of sales for TMS. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to the second quarters in previous years in that it is seasonally stronger than the first quarter for both sales and earnings. Both segments were similarly affected.

A 14% increase in average raw material costs in the U.S. for the second quarter was partially offset by an April price increase in the U.S. and improved margins on equipment sales, leaving the Traditional Business and consolidated gross profit margins for the quarter ended June 30, 2000 1.7 and 1.1 percentage points lower than the prior year period, respectively. The consolidated and Traditional Business gross profit margin for the year-to-date period both decreased .9 percentage points from the prior year periods reflecting the 9% increase in average raw material costs in the U.S for the year. Given softer demand, the Company anticipates that it will be more difficult to recover future increases in raw material costs through further price increases.

Consolidated operating and other expenses for the quarter and year-to-date periods ended June 30, 2000 decreased 6% and 3% from the prior year periods, respectively. Traditional Business operating and other expenses

                      BANDAG, INCORPORATED AND SUBSIDIARIES


for the quarter and year-to-date periods ended June 30, 2000 decreased 14% and 11% from the prior year periods, respectively, benefiting from the prior year restructurings in North America and Europe and cost control measures. This decrease was offset by an 8% and 12% increase in TDS operating and other expenses over the prior year quarter and year-to-date periods due in part to acquisitions. Earnings for the quarter ended June 30, 2000 were up 9% from the prior year period and diluted earnings per share improved to $.85, up from diluted earnings per share of $.73 in the prior year period. Earnings for the year-to-date period ended June 30, 2000 were up 6% from the prior year period and diluted earnings per share improved to $1.33, up from diluted earnings per share of $1.19 in the prior year period. For the quarter and year-to-date periods, the combined effect of a lower tax rate and a decrease in the diluted shares outstanding added $.08 to diluted earnings per share for both periods.

Traditional Business
--------------------

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America for the quarter and year-to-date periods ended June 30, 2000 were 6% and 7% below the prior year periods, respectively, primarily due to a 10% lower retread material unit volume for both periods. The decrease in net sales was less than the shortfall in retread material unit volume due to a price increase in April of 2000 in the U.S. and an increase in equipment sales. The Company continues to see a softness in North American sales trends due to competitive pressures and industry consolidation in the United States. However, the Company is beginning to see an increased stability in the North American distribution channel. An increase in average raw material costs in the U.S. was partially offset by improved manufacturing efficiencies and an April price increase in the U.S., resulting in a .6 percentage point decrease in North America's gross margin for the year-to-date period. North American operating and other expenses for the quarter and year-to-date periods ended June 30, 2000 were 27% and 17% lower than the prior year periods due to lower professional, promotional, and personnel-related costs. For the quarter and year-to-date periods ended June 30, 2000, lower sales were offset by reduced operating and other expenses, resulting in a slight increase in earnings before income taxes over the prior year periods.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe for the quarter and year-to-date periods ended June 30, 2000 declined 11% and 12% from the prior year periods, respectively. Retread material unit volume decreased 3% from the prior year quarter but remained even with the prior year-to-date period. The spread between the net sales decrease and the retread material unit volume decrease is primarily due to the lower translated value of the euro. Gross profit

                   BANDAG, INCORPORATED AND SUBSIDIARIES


margin for the year-to-date period ended June 30, 2000 was up slightly over the prior year period due to improved margins on equipment sales and service revenue, but was 1.5 percentage points lower than the prior year quarter due to higher material costs. Operating expenses for the quarter and year-to-date periods ended June 30, 2000 decreased 25% and 22% from the prior year periods, respectively, due to the lower translated value of the euro and lower personnel-related costs. Principally as a result of lower operating expenses, earnings before income taxes for the quarter and year-to-date periods ended June 30, 2000 increased 10% and 18% over the prior year periods, respectively.

The Company's exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred to internally as Latin America. Net sales in Latin America for the quarter and year-to-date periods ended June 30, 2000 increased 1% and 4% over the prior year periods, respectively, as retread material unit volume remained even and increased 3%, respectively. The increase in net sales was greater than the increase in retread material unit volume due to a price increase in Brazil which was partially offset by the lower translated value of the Brazilian real. The increase in retread material unit volume for the year-to-date period was driven by higher shipments in Brazil and Mexico. The gross profit margin for the quarter and year-to-date periods ended June 30, 2000 both decreased approximately 2.4 percentage points from the prior year periods due to higher raw materials and production costs. An increase in Brazil's marketing and professional costs was partially offset by a lower translated value of Brazil operating expenses, resulting in a 7% increase in Latin American operating expenses for the quarter ended June 30, 2000 over the prior year period. Primarily as a result of lower gross margins, earnings before income taxes for the quarter and year-to-date periods ended June 30, 2000 decreased 9% and 14% from the prior year periods, respectively.

The Company's exports from North America to markets in Asian countries, along with operations in New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as Asia. Net sales in Asia for the quarter and year-to-date periods ended June 30, 2000 declined 37% and 23% from the prior year periods as a result of a 33% and 22% decrease in retread material unit volume, respectively, and reduced new tire sales in New Zealand. Gross profit margin in Asia for the quarter ended June 30, 2000 increased 4.1 percentage points over the prior year period due to the lower cost of imported retread materials in New Zealand and improved margins on new tire sales in New Zealand. Operating expenses for the quarter and year-to-date periods ended June 30, 2000 declined 25% and 22% from the prior year periods, respectively, benefiting from prior year restructurings which reduced personnel-related costs and managerial and administrative support costs in New Zealand and Indonesia. Earnings before income taxes for the quarter ended June 30, 2000 decreased 20% from the prior year period due to the reduction in sales.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Tire Distribution Systems, Inc.
-------------------------------

TDS net sales for the quarter and year-to-date periods ended June 30, 2000 increased 8% and 7% over the prior year periods, respectively. Excluding the effect of acquisitions, TDS sales for the quarter and year-to-date periods ended June 30, 2000 were 2% and 1% higher than the prior year periods, respectively. TDS's operating expenses, excluding the effect of acquisitions, for the quarter and year-to-date periods ended June 30, 2000 were 3% and 7% higher than the prior year periods, respectively, reflecting added resources for anticipated business growth. During the first quarter, TDS management took steps to rationalize current expense levels in order to bring those expenses more in line with current operating needs. Earnings before income taxes for the quarter and year-to-date periods ended June 30, 2000 increased 123% and 4% over the prior year periods, respectively. The profit improvement can be attributed to TDS's ability to utilize purchase discounts in the current year and management initiatives to control expenses.

Financial Condition:
-------------------

Operating Activities.

Net cash provided by operating activities for the six months ended June 30, 2000 was $22,208,000 less than the amount for the same period last year, primarily due to decreases in account payables and other current liabilities offset by other working capital items.

Investing Activities.

The Company spent $11,328,000 on capital expenditures through June 30, 2000, compared to $18,153,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flow. The Company spent $4,607,000 on two tire dealership acquisitions and the purchase of QDS through June 30, 2000, compared to $1,698,000 spent for the purchase of tire dealerships in the same period last year.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's purchases of investments exceeded maturities by $3,489,000 during the six months, bringing total investments to approximately $12,950,000 as of June 30, 2000.

Financing Activities.

Cash dividends totaled $6,128,000 and $12,255,000 for the quarter and year-to-date, respectively, and compared to $6,230,000 and $12,475,000 for the same periods last year. The Company purchased 2,630 shares of its outstanding Common and Class A Common stock, at prevailing market prices,

                      BANDAG, INCORPORATED AND SUBSIDIARIES


for $60,000 during the six months ended June 30, 2000. Cash dividends and stock purchases were funded from operational cash flows. As of June 30, 2000, the Company had $111,000,000 in funds available under unused lines of credit.

Forward-Looking Information - Safe Harbor Statement.
---------------------------------------------------

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. Such statements are identified by the use of such words as "is expected to continue," and "the Company anticipates," or other words of similar import. Future operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such uncertainties and risks include the effect of continued competitive pressures within the U.S. and the extent of additional industry consolidation; and the uncertainty of Bandag's ability to recover future increases in raw material costs, if any, through further price increases.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The Annual meeting of the shareholders of the Company was held on May 2, 2000.

     (b) Two matters were voted upon at the annual meeting. First, the following three nominees, all of whom were incumbent directors, were elected as directors for a three-year term ending in 2003 by the following vote:

                                       Votes                       Broker
Name                    Votes For      Against     Abstentions     Non-Votes
-------------------     ----------     -------     -----------     ---------
Robert T. Blanchard     27,901,026     74,264      172,326         4,209
Gary E. Dewel           27,905,281     69,068      173,267         4,209
R. Stephen Newman       27,913,280     65,196      169,139         4,209

     Shareholders also voted upon a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2000. The shareholders ratified the selection by the following vote:

            Votes For     Votes Against    Abstentions     Broker Non-votes
            ----------    -------------    -----------     ----------------
            28,114,294      17,731          15,591            4,209

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

Exhibits

          27   Financial Data Schedule (EDGAR filing only)

     (b)  Reports on Form 8-K


          A Current Report on Form 8-K was filed on April 27, 2000. The Current Report included unaudited condensed consolidated balance sheets for the quarter ended March 31, 2000 and the year ended December 31, 1999, unaudited condensed consolidated statements of earnings for the three month period ended March 31, 2000 and 1999, respectively, and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999.

                      BANDAG, INCORPORATED AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       BANDAG, INCORPORATED
            (Registrant)






Date:   August 14, 2000           \S\ Martin G. Carver
                                  -----------------------------------------
                                  Martin G. Carver
                                  Chairman and Chief Executive Officer




Date:   August 14, 2000           \S\ Warren W. Heidbreder
                                  -----------------------------------------
                                  Warren W. Heidbreder
                                  Vice President, Chief Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit
Number                    Exhibit
------      --------------------------------------------
  27        Financial Data Schedule (EDGAR filing only)