Form 10-Q
period 2000-09-30
BANDAG INC
filed 2000-11-14
CIK 9534

BANDAG, INCORPORATED AND SUBSIDIARIES

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                  (319) 262-1400
              (Registrant's Telephone Number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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

Common Stock, $1 par value; 9,053,106 shares as of October 31, 2000.
Class A Common Stock, $1 par value; 9,585,234 shares as of October 31, 2000. Class B Common Stock, $1 par value; 2,039,345 shares as of October 31, 2000.

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

EXHIBITS :

     Exhibit 3.1 - Amendment to By-Laws

     Exhibit 3.2 - Amended and Restated By-Laws as of May 2, 2000

     Exhibit 27 - Financial Data Schedule (EDGAR filing only)

                     BANDAG, INCORPORATED AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION

Item l - Financial Statements:
Unaudited Condensed Consolidated Statements of Earnings

                                       Three Months Ended   Nine Months Ended
In thousands, except per share data       September 30,       September 30,
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
Net sales                              $269,905  $273,240  $743,310  $749,498
Other income                              3,749     2,983    11,346     8,413
                                       --------  --------  --------  --------
                                        273,654   276,223   754,656   757,911

Cost of products sold                   168,803   170,122   459,795   458,648
Engineering, selling,
  administrative and other expenses      72,092    72,068   210,489   215,123
Interest expense                          2,137     2,239     6,476     7,238
                                       --------  --------  --------  --------
                                        243,032   244,429   676,760   681,009
                                       --------  --------  --------  --------
Earnings before income taxes             30,622    31,794    77,896    76,902
Income taxes                             12,708    13,738    32,327    32,683
                                       --------  --------  --------  --------
Net earnings                           $ 17,914  $ 18,056  $ 45,569  $ 44,219
                                       ========  ========  ========  ========

Net earnings per share - Basic         $   0.87  $   0.83  $   2.20  $   2.02
Net earnings per share - Diluted       $   0.86  $   0.82  $   2.19  $   2.01
Comprehensive net earnings             $ 16,088  $ 16,687  $ 40,929  $ 29,052
Cash dividends per share               $ 0.2950  $ 0.2850  $ 0.8850  $ 0.8550
Depreciation included in expense       $ 10,660  $  9,677  $ 29,877  $ 29,823
Goodwill amortization included
  in expense                           $  2,635  $  2,493  $  7,763  $  7,398
Weighted average shares outstanding:
  Basic                                  20,697    21,873    20,721    21,885
  Diluted                                20,793    21,940    20,782    21,957


See notes to condensed consolidated financial statements.

                     BANDAG, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

                                                      Sept. 30,
                                                        2000       December 31,
In thousands                                         (Unaudited)       1999
                                                      --------     ----------

ASSETS:
Cash and cash equivalents                             $ 79,273     $ 50,633
Investments                                              9,942        9,461
Accounts receivable - net                              194,596      199,710
Inventories
  Finished products                                     95,808       94,278
  Materials and work-in-process                         16,333       16,244
                                                      --------     --------
                                                       112,141      110,522
Other current assets                                    58,323       57,792
                                                      --------     --------
    Total current assets                               454,275      428,118
Property, plant, and equipment                         507,958      502,787
  Less accumulated depreciation & amortization        (323,688)    (304,802)
                                                      --------     --------
                                                       184,270      197,985
Intangible assets - net                                 64,243       67,331
Other assets                                            34,381       28,987
                                                      --------     --------
      Total assets                                    $737,169     $722,421
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS'S EQUITY:
Accounts payable                                      $ 24,556     $ 33,472
Income taxes payable                                    25,579       18,998
Accrued employee compensation and benefits              23,269       25,530
Accrued marketing expenses                              27,486       27,190
Other accrued expenses                                  45,041       45,823
Short-term notes payable and current portion
  of other obligations                                   2,536        3,040
                                                      --------     --------
    Total current liabilities                          148,467      154,053

Long-term debt and other obligations                   110,907      111,151
Deferred income tax liabilities                          2,827        3,142

Stockholders' equity:
  Common Stock; $1.00 par value;
    authorized - 21,500,000 shares;
    issued and outstanding - 9,052,676 shares
      in 2000; 9,088,403 shares in 1999                  9,053        9,088
  Class A Common Stock; $1.00 par value;
    authorized - 50,000,000 shares;
    issued and outstanding - 9,614,634 shares
      in 2000; 9,637,187 shares in 1999                  9,615        9,637
  Class B Common Stock; $1.00 par value;
    authorized - 8,500,000 shares;
    issued and outstanding - 2,039,775 shares
      in 2000; 2,045,251 shares in 1999                  2,040        2,045
  Additional paid-in capital                             7,497        7,476
  Retained earnings                                    481,821      456,247
  Equity adjustment from foreign currency translation  (35,058)     (30,418)
                                                      --------     --------
    Total Equity                                       474,968      454,075
                                                      --------     --------
      Total liabilities and stockholders' equity      $737,169     $722,421
                                                      ========     --------

See notes to condensed consolidated financial statements.

                     BANDAG, INCORPORATED AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Cash Flows

                                                        Nine Months Ended
                                                          September 30,
                                                        2000         1999
                                                      --------     --------
Operating Activities
  Net earnings                                         $45,569      $44,219
  Provision for depreciation and amortization           37,640       37,221
  Increase (decrease) in operating assets
    liabilities - net                                  (11,161)       3,302
                                                      --------     --------
      Net cash provided by operating activities         72,048       84,742
Investing Activities
  Additions to property, plant, and equipment          (15,364)     (28,147)
  Purchases of investments                              (8,425)     (11,628)
  Maturities of investments                              7,944        8,715
  Payments for acquisitions of businesses               (4,632)      (4,357)
                                                      --------     --------
      Net cash used in investing activities            (20,477)     (35,417)
Financing Activities
  Principal payments on short-term notes payable
    and long-term obligations                             (692)      (7,125)
  Cash dividends                                       (18,398)     (18,744)
  Purchase of Common Stock and Class A Common Stock     (1,725)      (1,212)
                                                      --------     --------
      Net cash used in financing activities            (20,815)     (27,081)
Effect of exchange rate changes on cash and
    cash equivalents                                    (2,116)      (3,288)
                                                      --------     --------
  Increase in cash and cash equivalents                 28,640       18,956
Cash and cash equivalents at beginning of period        50,633       37,912
                                                      --------     --------
      Cash and cash equivalents at end of period       $79,273      $56,868
                                                      ========     ========

See notes to condensed consolidated financial statements.

                     BANDAG, INCORPORATED AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements - Unaudited

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Comprehensive Net Earnings
Comprehensive net earnings for the three month periods ended September 30, 2000 and 1999 and the nine month periods ended September 30, 2000 and 1999 were as follows (in thousands):

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        2000       1999       2000       1999
                                      --------   --------   --------  --------

Net earnings                          $ 17,914   $ 18,056   $ 45,569  $ 44,219
Other comprehensive income item:
  Foreign currency translation          (1,826)    (1,369)    (4,640)  (15,167)
                                      --------   --------   --------  --------
Comprehensive net earnings            $ 16,088   $ 16,687   $ 40,929  $ 29,052
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

TDS results for the three month periods ended September 30, 2000 and 1999 and the nine month periods ended September 30, 2000 and 1999 were as follows (in thousands):

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        2000       1999       2000       1999
                                      --------   --------   --------  --------

Net sales                             $113,372   $112,649   $308,126  $294,862
Goodwill amortization                    2,503      2,449      7,485     7,267
Earnings before interest and
 income taxes                            2,627      1,716      1,616       662
Intercompany sales from traditional
 retread business to TDS which have
 been eliminated in consolidation     $ 15,132   $ 14,636   $ 43,578  $ 41,192

                     BANDAG, INCORPORATED AND SUBSIDIARIES

Quality Design Systems, Inc.
In the second quarter of 2000, the Company acquired the assets of Quality Design Systems, Inc. (QDS). QDS is a well-established tire and automotive care industry developer best-known for its TireMaster(R) software package. QDS, based in Eagle, Idaho, will operate as a wholly-owned subsidiary of the Company and continue to serve its customers in the retail tire and automotive care industries. The accounts and transactions of the acquired business have been included in the consolidated financial statements from the date of acquisition.

Pro forma results of operations for 2000 and 1999, assuming the purchase transactions of QDS and TDS occurred as of January 1, 1999, would not differ materially from reported amounts.

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         For the Three         For the Nine
                                         Months Ended          Months Ended
                                         September 30,         September 30,
                                         2000       1999       2000      1999
                                       --------   --------   --------  --------
Numerator:
  Net earnings                          $17,914    $18,056    $45,569   $44,219

Denominator:
  Denominator for basic earnings per
    per share - weighted-average shares  20,697     21,873     20,721    21,885

  Effect of dilutive securities:
    Non-vested restricted stock              37         40         37        41
    Stock options                            59         27         24        31
                                       --------   --------   --------  --------
      Dilutive potential common shares       96         67         61        72

  Denominator for diluted earnings per
    share - weighted-average shares and
    dilutive potential common shares     20,793     21,940     20,782    21,957
                                       ========   ========   ========  ========

Net earnings per share:
  Basic                                   $0.87      $0.83      $2.20     $2.02
                                       ========   ========   ========  ========
  Diluted                                 $0.86      $0.82      $2.19     $2.01
                                       ========   ========   ========  ========

                     BANDAG, INCORPORATED AND SUBSIDIARIES


Non-recurring Charges
During the fourth quarter 1999, the Company recorded non-recurring charges totaling $13,500,000 ($7,671,000 net of tax benefits) for termination benefits. These termination benefits covered the company-wide reduction of 175 employees through a combination of voluntary early retirements, the closing of a North American tread rubber manufacturing facility and other position eliminations. The early retirement program announced in the fourth quarter of 1999 offered unreduced retirement benefits to employees over the age of 55 and who have accumulated 65 points (points = age + years of service). The early retirement program charges primarily represent a $4,906,000 increase in the pension benefit obligation which resulted when 62 employees elected this program. Of the total number of employees affected by position eliminations, benefit payments of $2,161,000 were made in 1999 for 56 employees. In the year-to-date period ended September 30, 2000, the Company paid $3,652,000 relating to the termination of an additional 57 employees and continued termination benefits for 2 employees. Further employee termination costs of $2,654,000 are accrued at September 30, 2000, which reflects a $73,000 reduction in the original provision due to exchange rate changes and a $54,000 reduction due to costs being lower than original estimates. The majority of these payments will be made in 2000. No charge related to the manufacturing facility has been expensed as the Company expects to use the facility in the future for general corporate purposes.

During 1998, the Company recorded net non-recurring charges totaling $4,205,000 ($1,174,000 net of tax benefits). The net non-recurring charges included a provision of $7,502,000 ($4,471,000 net of tax benefits) for facility closures, personnel reductions, and other exit costs. Additionally, the net non-recurring charges included a gain of $3,297,000 consisting of the non-taxable recognition of accumulated translation gains due to the exit of operations in Indonesia. Included in the non-recurring charges is $4,845,000 related to personnel reductions. In 1998, the Company paid $1,035,000 related to the termination of 13 employees. In 1999, the Company paid $2,950,000 related to the termination of 99 employees. In the year-to-date period ended September 30, 2000, the Company paid $508,000 related to the termination of 18 employees. Remaining employee termination costs of $156,000 have been accrued at September 30, 2000, which reflects a $37,000 reduction due to changes in exchange rates. Included in the non-recurring charge is $2,657,000 for facility closure and other exit costs which contains $642,000 for the write down of assets. In 1999, the Company paid $905,000 for facility closure and other exit costs and reduced the original provision by $192,000 due to costs being lower than original estimates. In the year-to-date period ended September 30, 2000, the Company paid $94,000 for facility closure and other exit costs and reduced the original provision by $88,000 due to costs being lower than original estimates and $123,000 due to changes in exchange rates. The Company's remaining obligation for facility closure and other exit costs as of September 30, 2000 is $613,000.

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


For the three months ended September 30 (in thousands):

                                                       Traditional Business
                       ------------------------------------------------------------------------------------------------------
                           North America                  Europe                   Latin America              Asia
                           -------------                  ------                   -------------              ----
                         2000         1999          2000         1999          2000         1999         2000       1999
Net sales to
 unaffiliated
 customers             $99,203     $102,178       $20,599      $22,902       $25,965      $24,576       $5,139      $6,190
Transfers between
 segments               18,059       17,839            91          183           627            -            -           -

Operating earnings
 (loss)                 30,602       33,318         1,251        1,981         1,877        2,188        1,110       1,321
Interest income              -            -             -            -             -            -            -           -
Interest expense             -            -             -            -             -            -            -           -
                       ------------------------------------------------------------------------------------------------------
Earnings(loss) before
 income taxes          $30,602      $33,318        $1,251       $1,981        $1,877       $2,188       $1,110      $1,321
                       ======================================================================================================
                               TDS                       Other                  Consolidated
                               ---                       -----                  ------------
                         2000         1999          2000         1999          2000         1999
Net sales to
 unaffiliated
 customers            $112,537     $111,577         6,462        5,817      $269,905     $273,240
Transfers between
 segments                  835        1,072             -            -        19,612       19,094

Operating earnings
 (loss)                  2,627        1,716        (6,104)      (7,785)       31,363       32,739
Interest income              -            -         1,396        1,294         1,396        1,294
Interest expense             -            -        (2,137)      (2,239)       (2,137)      (2,239)
                       ------------------------------------------------------------------------------------------------------
Earnings(loss) before
 income taxes           $2,627       $1,716       $(6,845)     $(8,730)      $30,622      $31,794
                       ======================================================================================================

For the nine months ended September 30 (in thousands):

                                                       Traditional Business
                       ------------------------------------------------------------------------------------------------------
                           North America                  Europe                   Latin America              Asia
                           -------------                  ------                   -------------              ----
                         2000         1999          2000         1999          2000         1999         2000       1999
Net sales to
 unaffiliated
 customers            $264,435     $282,001       $62,681      $70,419       $77,229      $73,853      $14,796     $18,803
Transfers between
 segments               51,093       51,072           394          652           627            -            -           -

Operating earnings
 (loss)                 71,533       73,883         9,531        8,988         9,188       10,694        3,389       3,042
Interest income              -            -             -            -             -            -            -           -
Interest expense             -            -             -            -             -            -            -           -
                       ------------------------------------------------------------------------------------------------------
Earnings(loss) before
 income taxes          $71,533      $73,883        $9,531       $8,988        $9,188      $10,694       $3,389      $3,042
                       ======================================================================================================

                               TDS                       Other                  Consolidated
                               ---                       -----                  ------------
                         2000         1999          2000         1999          2000         1999
Net sales to
 unaffiliated
 customers            $305,743     $293,063       $18,426      $11,359      $743,310     $749,498
Transfers between
 segments                2,383        1,799             -            -        54,497       53,523

Operating earnings
 (loss)                  1,616          662       (15,253)     (17,692)       80,004       79,577
Interest income              -            -         4,368        4,563         4,368        4,563
Interest expense             -            -        (6,476)      (7,238)       (6,476)      (7,238)
                       ------------------------------------------------------------------------------------------------------
Earnings(loss) before
 income taxes           $1,616         $662      $(17,361)    $(20,367)      $77,896      $76,902
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

Consolidated net sales for the quarter and the year-to-date periods ended September 30, 2000 were both 1% lower than the prior year periods, on a 3% and 5% decrease in Traditional Business net sales, respectively. The decrease in Traditional Business net sales resulted from a 5% decline in retread material unit volume for both the quarter and year-to-date periods ended September 30, 2000, respectively. Net sales were also unfavorably affected by the lower translated value of the Company's foreign-currency-denominated sales, particularly the euro and Brazilian real. However, this negative translation effect was offset by an April price increase in the U.S., price increases at foreign subsidiaries, and an increase in equipment sales. The Company continues to see a slowing in North American retread sales which can be attributed to low new-truck demand which encourages the movement of new tires into the replacement market and low-priced new tires from overseas. The decline in Traditional Business sales volume is also due to competitive pressures and industry consolidation in the United States, which is expected to continue through the end of 2000 and into 2001. The decline in Traditional Business sales was offset by a 1% and 5% increase in TDS sales over the prior year quarter and year-to-date periods, respectively, and a full nine months of revenues for TMS. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to the third quarters in previous years in that it is seasonally the strongest quarter for both sales and earnings. Both segments were similarly affected.

A 19% increase in average raw material costs in the U.S. for the third quarter was partially offset by an April price increase in the U.S. and improved margins on equipment sales, leaving the Traditional Business and consolidated gross profit margins for the quarter ended September 30, 2000 1.7 and .2 percentage points lower than the prior year period, respectively. The Traditional Business and consolidated gross profit margin for the year-to-date period September 30, 2000 decreased 1.1 and .7 percentage points from the prior year period, respectively, reflecting the 12% increase in average raw material costs in the U.S for the year. Given softer demand, the Company anticipates that it will be more difficult to recover future increases in raw material costs through further price increases.

Consolidated and Traditional Business operating and other expenses for the quarter ended September 30, 2000 were flat compared to the prior year quarter but were 2% and 8% lower for the year-to-date period ended

                     BANDAG, INCORPORATED AND SUBSIDIARIES

September 30, 2000 compared to the prior year-to-date period, respectively. The decrease in operating and other expenses for the year-to-date period resulted from cost control measures and the prior year restructurings in North America and Europe but were offset by higher marketing program costs in the third quarter and increased legal expenses in connection with the previously announced Michelin Litigation. Earnings for the quarter ended September 30, 2000 were down 1% from the prior year period but diluted earnings per share improved to $.86, up from diluted earnings per share of $.82 in the prior year period. Earnings for the year-to-date period ended September 30, 2000 were up 3% from the prior year period and diluted earnings per share improved to $2.19, up from diluted earnings per share of $2.01 in the prior year period. For the quarter and year-to-date periods, the combined effect of a lower tax rate and a decrease in average shares outstanding added $.07 and $.15 to diluted earnings per share in the periods, respectively.

TRADITIONAL BUSINESS
--------------------

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America for the quarter and year-to-date periods ended September 30, 2000 were 2% and 5% below the prior year periods, respectively, primarily due to an 8% lower retread material unit volume for both periods. The decrease in net sales was less than the shortfall in retread material unit volume due to a price increase in April of 2000 in the U.S. and Canada and an increase in equipment sales. The Company continues to see a softness in North American sales trends due to competitive pressures and industry consolidation in the United States. The slowing in North American sales trends can also be attributed to an oversupply of new tires. The oversupply of new tires is caused by an increase in imported tires and reduced OEM demand for new tires. Our distribution channel has shown some recent stability, but we expect more competitive pressures in the future. An increase in average raw material costs in the U.S. and Canada were partially offset by April price increases, resulting in a .7 percentage point decrease in North America's gross margin for the year-to-date period from the prior year period. North American operating and other expenses for the year-to-date period ended September 30, 2000 were down 8% from the prior year period due to restructuring in 1999 and lower personnel related and professional costs. However, operating and other expenses for the quarter ended September 30, 2000 were 13% higher than the prior year period due to higher marketing program costs. For the quarter ended September 30, 2000, lower sales and higher marketing program costs resulted in a 8% decrease in earnings before income taxes from the prior year period. For the year-to-date period ended September 30, 2000, lower sales were partially offset by lower operating and other expenses, resulting in a 3% decrease in earnings before income taxes from the prior year period.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries

                     BANDAG, INCORPORATED AND SUBSIDIARIES

is under one management group and is referred to internally as Europe. Net sales in Europe for the quarter and year-to-date periods ended September 30, 2000 declined 10% and 11% from the prior year periods, respectively. Retread material unit volume in Europe for the quarter and year-to-date periods ended September 30, 2000 remained even with the prior year periods. Europe's lower sales in the quarter and year-to-date period are primarily due to the lower translated value of the euro. Gross profit margin for the quarter and year-to-date periods ended September 30, 2000 were 5.9 and 1.6 percentage points lower, respectively, than the prior year periods due to higher material costs. Operating expenses for the quarter and year-to-date periods ended September 30, 2000 decreased 4% and 15% from the prior year periods, respectively, mainly due to the lower translated value of the euro. In local currency, third quarter 2000 operating expenses were slightly higher than the prior year period due to higher marketing program costs. Principally as a result of a lower gross margin and the lower translated value of the euro, earnings before income taxes for the quarter ended September 30, 2000 decreased 37% from the prior year period. For the year-to-date period ended September 30, 2000, a lower gross margin and the lower translated value of the euro were offset by lower operating and support expenses, resulting in an earnings before income taxes increase of 6% over the prior year period.

The Company's exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred to internally as Latin America. Net sales in Latin America for the quarter and year-to-date periods ended September 30, 2000 increased 8% and 5% over the prior year periods, respectively, as retread material unit volume in both the quarter and year-to-date periods increased 3% over the prior year periods. The increase in net sales was greater than the increase in retread material unit volume for the quarter and year-to-date periods due to price increases in Brazil and South Africa. In the year-to-date period this price increase was partially offset by the lower translated value of the Brazilian real and South African rand. The increase in retread material unit volume was driven by higher shipments in Brazil and Mexico. The gross profit margin for the quarter and year-to-date periods ended September 30, 2000 decreased approximately 2.1 and 2.3 percentage points from the prior year periods, respectively, due mainly to higher raw materials costs. An increase in the provision for bad debts and marketing program costs were partially offset by the lower translated value of the Brazilian real and South African rand, resulting in an increase in Latin American operating expenses for the quarter and year-to-date periods ended September 30, 2000 of 7% and 2% over the prior year periods, respectively. Primarily as a result of lower gross margins, earnings before income taxes for both the quarter and year-to-date periods ended September 30, 2000 decreased 14% from the prior year periods.

The Company's exports from North America to markets in Asian countries, along with operations in New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as Asia. Net sales in Asia for the quarter and year-to-date

                     BANDAG, INCORPORATED AND SUBSIDIARIES

periods ended September 30, 2000 declined 17% and 21% from the prior year periods as a result of a 9% and 18% decrease in retread material unit volume, respectively, and reduced new tire sales in New Zealand. Gross profit margin in Asia for the quarter and year-to-date periods ended September 30, 2000 increased
1.6 and 4.8 percentage points over the prior year periods, respectively, due to the lower cost of imported retread materials in New Zealand and improved margins on new tire sales in New Zealand. Operating expenses for the quarter and year-to-date periods ended September 30, 2000 both declined 22% from the prior year periods, benefiting from prior year restructurings which reduced personnel-related costs and managerial and administrative support costs in New Zealand and Indonesia. Earnings before income taxes for the quarter ended September 30, 2000 decreased 16% from the prior year period due to the reduction in sales. Earnings before income taxes for the year-to-date period ended September 30, 2000 increased 11% from the prior year period due to the reduction in operating expenses and improved gross margins.

TIRE DISTRIBUTION SYSTEMS, INC.
-------------------------------

TDS net sales for the quarter and year-to-date periods ended September 30, 2000 increased 1% and 5% over the prior year periods, respectively. Excluding the effect of acquisitions, TDS sales for the quarter and year-to-date periods ended September 30, 2000 were 3% lower and even with the prior year periods, respectively. TDS's operating expenses as a percentage of sales for the year-to-date period ended September 30, 2000 are .7 percentage points higher than the prior year period. However, reflecting the continued focus on expense control measures, TDS's operating expenses as a percentage of sales for the quarter ended September 30, 2000 are .4 percentage points down from the prior year period. Earnings before income taxes for the quarter and year-to-date periods ended September 30, 2000 increased 53% and 144% over the prior year periods, respectively. The profit improvement can be attributed to TDS's ability to utilize purchase discounts in the current year and management initiatives to control expenses.

Financial Condition:
-------------------

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2000 was $12,694,000 less than the amount for the same period last year of $84,742,000, primarily due to a reduction in accounts receivables offset by other working capital items.

Investing Activities

The Company spent $15,364,000 on capital expenditures through September 30, 2000, compared to $28,147,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flow. The Company spent $4,632,000 on two tire dealership acquisitions

                     BANDAG, INCORPORATED AND SUBSIDIARIES

and the purchase of QDS through September 30, 2000, compared to $4,357,000 spent for the purchase of tire dealerships in the same period last year.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's purchases of investments exceeded maturities by $481,000 during the nine months, bringing total investments to approximately $9,942,000 as of September 30, 2000.

Financing Activities

Cash dividends totaled $6,143,000 and $18,398,000 for the quarter and year-to-date, respectively, and compared to $6,269,000 and $18,744,000 for the same periods last year. The Company purchased 66,670 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $1,725,000 during the nine months ended September 30, 2000. Cash dividends and stock purchases were funded from operational cash flows. As of September 30, 2000, the Company had $118,000,000 in funds available under unused lines of credit.

Forward-Looking Information - Safe Harbor Statement

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. Such statements are identified by the use of such words as "the Company continues to see," "is expected to continue," "the Company anticipates," and "we expect" or other words of similar import. Future operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such uncertainties and risks include whether the slowing in North American retread tire sales continues to be impacted by low new truck demand, the influx of imported tires and the diversion of imported tires into the replacement market; the effect of continued competitive pressures within the U.S., the extent of additional industry consolidation and the effect of increased competition in our distribution channel; the uncertainty of Bandag's ability to recover future increases in raw material costs, if any, through further price increases; and whether the market pressures resulting from the influx of imported tires and the reduced OEM demand for new tires will continue depends upon continuing manufacturing overcapacity in the foreign countries and the level of demand of new truck manufacturers for new tires.

                     BANDAG, INCORPORATED AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1  Amendment to By-Laws

     3.2  Amended and Restated By-Laws as of May 2, 2000

     27   Financial Data Schedule (EDGAR filing only)

(b)  Reports on Form 8-K

A Current Report on Form 8-K was filed on July 26, 2000. The Current Report included unaudited condensed consolidated balance sheets for the quarter ended June 30, 2000 and the year ended December 31, 1999, unaudited condensed consolidated statements of earnings for the six month period ended June 30, 2000 and 1999, respectively, and unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999.

                     BANDAG, INCORPORATED AND SUBSIDIARIES




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      BANDAG, INCORPORATED
               (Registrant)





Date:   November 14, 2000               \S\ Martin G. Carver
                                        --------------------
                                        Martin G. Carver
                                        Chairman and Chief Executive Officer



Date:   November 14, 2000               \S\ Warren W. Heidbreder
                                        ------------------------
                                        Warren W. Heidbreder
                                        Vice President, Chief Financial Officer

                     BANDAG, INCORPORATED AND SUBSIDIARIES



                                  EXHIBIT INDEX

Exhibit
Number         Exhibit
------         -------

3.1            Amendment to By-Laws

3.2            Amended and Restated By-Laws as of May 2, 2000

27             Financial Data Schedule (EDGAR filing only)