Form 10-K
period 2000-12-31
BANDAG INC
filed 2001-03-30
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000;

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number 1-7007

                              BANDAG, INCORPORATED
             (Exact name of registrant as specified in its charter)

                       Iowa                                   42-0802143
----------------------------------------------------   -------------------------
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                  Identification No.)
      2905 North Highway 61, Muscatine, Iowa                  52761-5886
----------------------------------------------------  --------------------------
     (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 563/262-1400
                                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                        Name of each exchange
                                                    on which registered
---------------------------------------      -----------------------------------
     Common Stock - $1 Par Value             New York Stock Exchange and Chicago
  Class A Common Stock - $1 Par Value               Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                       Class B Common Stock - $1 Par Value
                       -----------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001: Common Stock, $177,161,410; Class A Common Stock (non-voting),$111,166,069; Class B Common Stock,$566,966.

The number of shares outstanding of the issuer's classes of common stock as of March 26, 2001: Common Stock, 9,076,265 shares; Class A Common Stock, 9,524,549 shares; Class B Common Stock, 2,038,735 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of the Shareholders to be held May 15, 2001 are incorporated by reference in Part III.

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

         As a result of a recapitalization of the Company approved by the Company's shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Company. As of March 26, 2001, the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 78% of the votes entitled to be cast in the election of directors and other corporate matters. The "Carver Family" is composed of (i) Lucille A. Carver, a director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entitles for the benefit of the Carver Family members.

         Effective as of November 1, 1997, the Company acquired five franchised dealerships through TDS. The aggregate purchase price of the transactions was approximately $158.6 million, which includes the fair market value of 10,000 shares of the Company's Class A Common Stock. Since the original acquisitions, TDS has acquired 13 additional smaller dealerships. TDS is operated through Tire Distribution Systems, Inc. See "TDS" herein.

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

         The Company and its licensees have 1,226 franchisees worldwide, with 31% located in the United States and 69% internationally. The majority of Bandag's franchisees are independent operators of full service tire distributorships. The remaining franchises are owned by TDS. The Traditional Business' revenues primarily come from the sale of retread material and equipment to its franchisees. The Traditional Business' products compete with new tire sales, as well as retreads produced using other retread processes. The Company concentrates its marketing efforts on existing franchisees and on expanding their respective market penetrations. Due to its strong distribution system, marketing efforts and leading technology, Bandag, through its independent franchisee network and TDS, has been able to maintain the largest market presence in the retreading industry.

         The Traditional Business competes primarily in the medium and heavy truck tire replacement market. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has franchisees in over 111 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company's franchisees make up approximately 15% of the United States medium and heavy commercial tire replacement market. The Company's primary competitors are new tire manufacturers such as The Goodyear Tire & Rubber Company, Bridgestone Corporation and Groupe Michelin. The Goodyear Tire & Rubber Company also competes in the United States market as well as in other markets as a tread rubber supplier to a combination of company owned and independent retreaders, and Groupe Michelin competes in the retread market in the United States and in other markets.

         The Traditional Business consists of the franchising of a patented process for the retreading of tires primarily for trucks, buses, light commercial trucks, and the production and sale of precured tread rubber and related products used in connection with this process.

         The Traditional Business can be divided into two main areas: (i) manufacturing the tread rubber and (ii) bonding the tread to a tire casing. Bandag manufactures over 500 separate tread designs and sizes, treads specifically designed for various applications, allowing fleet managers to fine-tune their tire programs. Bandag tread rubber is vulcanized prior to shipment to its franchisees. The Bandag franchisee prepares the tire casing for retreading and performs the retreading process of bonding the cured tread to the prepared tire casing. This two-step process allows utilization of the optimum temperature and pressure levels at each step. Lower temperature levels during the bonding process result in a more consistent, higher quality finished retread with less damage to the casing. Bandag has developed a totally integrated retreading system with the materials, bonding process and manufacturing equipment specifically designed to work together as a whole.

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

         Trucks and Buses. Tread rubber, equipment, and supplies for retreading and repairing truck and bus tires are sold by the Company primarily to independent franchisees and TDS which use the Bandag Method for that purpose. Bandag has 1,226 franchisees throughout North America, Central America, South America, Europe, Africa, Far East, Australia and New Zealand. These franchisees are owned and operated by franchisees, some with multiple franchises and/or locations. Of these franchisees, 380 are located in the United States. One hundred forty one (141) of Bandag's foreign franchisees are franchised by a licensee of the Company in Australia, and joint ventures in India and Sri Lanka. A limited number of franchisees are trucking companies, which operate retread shops primarily for their own needs. A few franchisees also offer "hot-cap" retreading and most sell one or more lines of new tires.

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

         Direct Sales to Transportation Fleets. The Company has entered into contracts with companies pursuant to which Bandag agrees to sell retread tires directly to transportation fleets of such companies and provide maintenance and service for the retread tires (the "Direct Sales Contracts"). Bandag subcontracts the sales, maintenance, and service components of the Direct Sales Contracts to its independent franchisees and to TDS.

         Other Applications. The Company continues to manufacture and supply to its franchisees a limited amount of tread for off-the-road (OTR) tires, industrial tires, including solid and pneumatic, passenger car tires and light commercial tires for light trucks and recreational vehicles.

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

         The Company's franchise agreements with its independent franchisees typically terminate after five years unless extended by mutual consent for an additional five years. In most cases the agreements are extended. In some cases, the Company does not extend a franchise or the franchisee declines to extend and, instead, signs with another retread manufacturer, including among others The Goodyear Tire Company and Groupe Michelin. Since Groupe Michelin entered the retread market in 1997, the Company has experienced increasing competition from Groupe Michelin in the retread market. Although, in the last four years, a number of independent franchisees have left Bandag and became Michelin dealers, the Company believes that its franchise organization has stabilized over the past year. Although Groupe Michelin is substantially larger than the Company and has greater resources, the Company believes that it can effectively compete with Groupe Michelin in maintaining the stability of its franchise organization.

         For additional information on competition faced by the Traditional Business see the foregoing discussion in "General" herein.

(d) Sources of Supply
    -----------------

         The Company manufactures the precured tread rubber, cushion gum, and related supplies in Company-owned and leased manufacturing plants in the United States, Canada, Brazil, Belgium, South Africa, Mexico, Malaysia and Venezuela. The Company has entered into joint venture agreements in India and Sri Lanka. The Company also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire-handling systems, and other items of equipment used in the Bandag Method. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, such as repair patches sold by the Company, are purchased from others.

         The Company purchases rubber and other materials for the production of tread rubber and other rubber products from a number of suppliers. The rubber for tread is primarily synthetic and obtained principally from sources which most conveniently serve the respective areas in which the Company's plants are located. Although synthetic rubber and other petrochemical products have periodically been in short supply and significant cost fluctuations have been experienced in previous years, the Company to date has not experienced any significant difficulty in obtaining an adequate supply of such materials. However, the effect on operations of future shortages will depend upon their duration and severity and cannot presently be forecast. In the past year, the Company has experienced substantial increases in the cost of petrochemical products, but has not experienced any significant supply shortages.

         The principal source of natural rubber, used for the Company's cushion gum, is the Far East. The supply of natural rubber has historically been adequate for the Company's purposes. Natural rubber is a commodity subject to wide price fluctuations as a result of the forces of supply and demand. Synthetic prices historically have been related to the cost of petrochemical feedstocks.

(e)  Patents
     -------

         The Company owns or has licenses for the use of a number of United States and foreign patents covering various elements of the Bandag Method. The Company has patents covering improved features, some of which started expiring in 1995 and others that will continue to expire through the year 2011. The Company has applications pending for additional patents.

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

                                       TDS
                                       ---

(a)  General
     -------

         The five dealerships that were acquired in November 1997 by TDS, an indirect wholly-owned subsidiary of the Company, were: Universal Tire, Inc. (Nashville, TN); Southern Tire Mart, Inc. (Columbia, MS); J.W. Brewer Tire Co., Inc. (Wheat Ridge, CO): Joe Esco Tire Co. (Oklahoma City, OK); and Sound Tire, Inc. (Auburn, WA). Since the original acquisitions, TDS has acquired 13 additional smaller dealerships. As of December 31, 2000, all of the acquired dealerships have been merged into TDS. TDS, which provides new and retread tire products and tire management services to national, regional and local fleet transportation companies, operates 43 Bandag franchise and manufacturing locations and 108 commercial, retail and wholesale outlets in 17 states.

(b)  Markets and Distribution
     ------------------------

         TDS offers complete tire management services including: the complete line of Bandag retreads, new tires (commercial, retail and off-the-road) and 24-hour road service and alignment. The tire management services are provided over a broad geographic area, including the northwest and all across the south. This geographic coverage allows TDS to provide consistent, cost-effective programs, information, products, and services to local, regional and national fleets.

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

(c)  Competition
     -----------

         TDS competitors are other tire dealers, which offer competing retread applications, as well as those which are Bandag franchised dealers. In addition, such tire dealers typically sell and service new tires produced by new tire manufacturers and service providers such as The Goodyear Tire and Rubber Company, Bridgestone Corporation and Groupe Michelin. The Goodyear Tire and Rubber Company and Groupe Michelin compete in the United States market and in other markets as a tread rubber supplier to a combination of company owned and independent retreaders.

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

                                   Regulations
                                   -----------

         Various federal and state authorities have adopted safety and other regulations with respect to motor vehicles and components, including tires. The Federal Trade Commission and various states enforce statutes or regulations imposing obligations on franchisors, primarily a duty to disclose material facts concerning a franchise to prospective franchisees. Management is unaware of any present or proposed regulations or statutes which would have a material adverse effect upon its businesses, but cannot predict what other regulations or statutes might be adopted or what their effect on the Company's businesses might be.

                                Other Information
                                -----------------

         The Company conducts research and development of new products, primarily in the Traditional Business, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $9,442,000 in 2000, $12,325,000 in 1999, and
$18,342,000 in 1998.

         The Company's business has seasonal characteristics, which are tied not only to the overall performance of the economy, but more specifically to the level of activity in the trucking industry. Tire demand does, however, lag the seasonality of the trucking industry. The Company's third and fourth quarters have historically been the strongest in terms of sales volume.

         The Company has sought to comply with all statutory and administrative requirements concerning environmental quality. The Company has made and will continue to make necessary capital expenditures for environmental protection. It is not anticipated that such expenditures will materially affect the Company's earnings or competitive position.

         As of December 31, 2000, the Company had approximately 4,330 employees.

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

Information concerning operations for the Company's two reportable operating segments and different geographic areas follows (see
Note L to Notes to Consolidated Financial Statements):
                                                                Traditional Business
                               ------------------------------------------------------------------------------------
                                  North America(4)(5)       Europe(6)          Latin America(4)       Asia(4)(7)
In millions                       2000   1999   1998   2000   1999   1998    2000   1999   1998   2000  1999   1998

Net Sales
  Net sales to unaffiliated
    customers(1)(2)             $359.6 $376.4 $422.0  $89.4 $103.7 $110.9  $104.1  $99.2 $122.2  $18.9 $25.5  $28.0
  Transfers between
    segments                      68.3   69.9   65.7    0.5    0.8    1.0     1.8      -      -    0.5     -      -
                               --------------------- --------------------  -------------------- -------------------
  Segment area totals           $427.9 $446.3 $487.7  $89.9 $104.5 $111.9  $105.9  $99.2 $122.2  $19.4 $25.5  $28.0
  Eliminations(deduction)

Total Net Sales

Gross Profit                    $200.0 $214.5 $219.1  $35.9  $46.0  $49.6   $36.3  $36.3  $43.8   $7.0  $8.8   $9.1
Intangible Amortization            0.2    0.2    0.6      -      -      -       -      -      -      -     -      -
Depreciation Expense              17.8   21.5   19.8    3.8    4.9    6.1     5.2    5.1    5.9    0.6   0.6    1.1

Earnings(Expenses)
  Operating earnings(loss)(3)    $95.2  $95.2  $98.8  $11.5  $11.4   $4.9   $13.4  $13.4  $15.5   $4.2  $4.6  $(1.4)
  Interest revenue                   -      -      -      -      -      -       -      -      -      -     -      -
  Interest expense                   -      -      -      -      -      -       -      -      -      -     -      -
  Corporate expenses                 -      -      -      -      -      -       -      -      -      -     -      -
                               --------------------- --------------------  -------------------- -------------------
Earnings(Loss) Before
  Income Taxes                   $95.2  $95.2  $98.8  $11.5  $11.4   $4.9   $13.4  $13.4  $15.5   $4.2  $4.6  $(1.4)

Total Assets at
  December 31                   $266.6 $281.1 $321.8  $39.6  $52.4  $67.1   $59.0  $64.6  $80.4   $9.1 $12.1  $15.1
Expenditures for
  Long-Lived Assets                2.0   20.0   33.3    4.5    3.0    4.3     4.7    4.7   10.0    0.1   0.9    1.3
Additions to Long-Lived
  Assets due to Acquisitions         -      -    0.9      -      -      -       -      -      -      -     -      -
Long-Lived Assets                 72.4   89.6   90.8   10.2   11.4   15.2    30.2   32.0   43.6    1.9   2.9    3.2

Sales by Product
  Retread products              $342.5 $362.7 $404.5  $83.4  $98.4 $104.4  $101.6  $95.8 $117.0  $14.6 $15.3  $15.4
  New tires                          -      -      -      -      -      -       -      -      -    2.6   3.0    4.8
  Retread tires                      -      -      -      -      -      -       -      -      -    1.3   6.4    5.9
  Other                           17.1   13.7   17.5    6.0    5.3    6.5     2.5    3.4    5.2    0.4   0.8    1.9
                                      TDS               Other (4)                  Consolidated
                             --------------------- -----------------------  --------------------------

In millions                     2000   1999   1998    2000    1999    1998      2000    1999     1998

Net Sales
  Net sales to unaffiliated
    customers(1)(2)           $399.1 $390.5 $376.6   $25.0   $17.4      $-    $996.1 $1,012.7 $1,059.7
  Transfers between
    segments                     3.0    2.6      -       -       -       -      74.1     73.3     66.7
                             --------------------- -----------------------  --------------------------
  Segment area totals         $402.1 $393.1 $376.6   $25.0   $17.4      $-  $1,070.2 $1,086.0 $1,126.4
  Eliminations(deduction)                                                      (74.1)   (73.3)   (66.7)
                                                                            --------------------------
Total Net Sales                                                               $996.1 $1,012.7 $1,059.7

Gross Profit                   $94.0  $92.1  $84.8    $1.5   $(5.0)     $-    $374.7   $392.7   $406.4
Intangible Amortization          9.5    9.7    8.0     0.3       -       -      10.0      9.9      8.6
Depreciation Expense            11.0   11.0    9.4     2.1     0.8     0.5      40.5     43.9     42.8

Earnings(Expenses)
  Operating earnings(loss)(3)  $(2.5) $(2.5)  $2.5   $(7.1) $(11.4)  $(5.7)   $114.7   $110.7   $114.6
  Interest revenue                 -      -      -     7.5     6.1     9.0       7.5      6.1      9.0
  Interest expense                 -      -      -    (8.7)   (9.7)  (10.8)     (8.7)    (9.7)   (10.8)
  Corporate expenses               -      -      -   (14.1)  (15.0)  (13.3)    (14.1)   (15.0)   (13.3)
                             ---------------------  ----------------------  --------------------------
Earnings(Loss) Before
  Income Taxes                 $(2.5) $(2.5)  $2.5  $(22.4) $(30.0) $(20.8)    $99.4    $92.1    $99.5

Total Assets at
  December 31                 $220.1 $243.2 $217.2  $120.1   $69.0   $54.1    $714.5   $722.4   $755.7
Expenditures for
  Long-Lived Assets             11.1   10.8   15.6     3.9     2.5     0.9      26.3     41.9     65.4
Additions to Long-Lived
  Assets due to Acquisitions     0.8    4.4   12.9     3.5       -       -       4.3      4.4     13.8
Long-Lived Assets              116.3  126.5  133.9     8.5     3.6     1.9     239.5    266.0    288.6

Sales by Product
  Retread products                $-     $-     $-      $-      $-      $-    $542.1   $572.2   $641.3
  New tires                    222.7  218.1  214.1       -       -       -     225.3    221.1    218.9
  Retread tires                 92.7   95.2   86.6       -       -       -      94.0    101.6     92.5
  Other                         83.7   77.2   75.9    25.0    17.4       -     134.7    117.8    107.0


(1)  No customer accounted for 10% or more of the Company's sales to unaffiliated customers in 2000, 1999, or 1998.
(2)  Export sales from North America were less than 10% of sales to unaffiliated customers in each of the years 2000, 1999, and
     1998.
(3)  Aggregate foreign exchange gains (losses) included in determining net earnings amounted to approximately $2,500,000,
     $800,000, and $(3,200,000) in 2000, 1999, and 1998, respectively.
(4)  For segment reporting purposes, Mexico and South Africa operations are included in the Latin America segment and New Zealand and Australia operations are included in the Asia segment, consistent with management's groupings for internal purposes.
     Other includes Corporate activities, Quality Design Systems, Inc. and Tire Management Solutions, Incorporated.
(5)  In 1999, includes non-recurring charges of $12,800,000 related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs.
(6)  In 1999, includes non-recurring charges of $700,000 for termination benefits. In 1998, includes non-recurring charges of
     $4,176,000 for termination benefits.
(7)  In 1998, includes net non-recurring charges of $29,000 related to costs associated with the closure of foreign manufacturing facilities and other non-recurring costs. The net non-recurring charges include a gain of $3,297,000 consisting of the non-taxable recognition of accumulated translation gains due to the exit of operations in Indonesia.

Executive Officers of the Company
---------------------------------

         The following table sets forth the names and ages of all executive officers of the Company as of March 26, 2001, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his present office:

                                                  Period of                                                   Period in
                                                   Service                 Present Position                    Present
             Name                    Age         with Company                  or Office                        Office
             ----                    ---         ------------                  ---------                        ------
Martin G. Carver*                     52           22 Yrs.         Chairman of the Board, Chief                20 Yrs.
                                                                   Executive Officer and President

Lucille A. Carver*                    83           43 Yrs.         Treasurer                                   42 Yrs.

Nathaniel L. Derby II                 58           30 Yrs.         Vice President, Manufacturing Design         4 Yrs.

Warren W. Heidbreder                  54           19 Yrs.         Vice President, Chief Financial              4 Yrs.
                                                                   Officer and Secretary

Frederico U. Kopittke                 57            6 Yrs.         Vice President, International                1 Mth.

John C. McErlane                      47           16 Yrs.         Vice President, Marketing and Sales          3 Yrs.

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

         Mr. Derby joined Bandag in 1971. In December 1985, he was promoted to Vice President, Engineering and served in that position until August 1996 when he was elected to the office of Vice President, Engineering. He served in that office until May 1997, when he was elected to his current office of Vice President, Manufacturing Design, effective April 28, 1997.

         Mr. Heidbreder joined Bandag in 1982. In 1986 he was elected to the office of Vice President, Legal and Tax Administration, and Secretary. In November 1996, he was elected to his current office of Vice President, Chief Financial Officer, and Secretary effective as of January 1, 1997.

         Mr. Kopittke joined Bandag in July 1994 as Company Manager of Bandag do Brasil Ltda. He served in that position until March 1998 when he was elected to the office of Vice

President, Latin America. He served in that position until July 1998 when he was elected to the office of Vice President Latin America and South Africa. In February 2001, he was elected to his current office of Vice President, International, effective March 1, 2001. Before joining Bandag, Mr. Kopittke was employed for more than 16 years by Nalco Chemical Company in South America.

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

         The tread rubber manufacturing plants of the Company are located to service principal markets. The Company owns thirteen of such plants. However, the Company only operates twelve of these plants, four of which are located in the United States, and the remainder in Canada, Belgium, South Africa, Brazil (two plants), Mexico, Malaysia, and Venezuela. Operations in one tread rubber manufacturing plant located in the United States were suspended in the fourth quarter of 1999 but the facility remains viable for general corporate purposes. The plants vary in size from 9,600 square feet to 194,000 square feet with the first plant being placed into production in 1959. All of the plants are owned in fee except for the plants located in Malaysia and Venezuela, which are under standard lease contracts.

         Retreading equipment is manufactured at Company-owned plants located in Muscatine, Iowa and Campinas, S.P., Brazil, of approximately 60,000 square feet and 10,000 square feet, respectively. In addition, in Muscatine the Company owns a research and development center of approximately 58,400 square feet, an 83,000 square foot training and conference center, and another 26,000 square foot office facility. Similar training facilities are located in Brazil, Mexico (leased facility), South Africa and Europe. The Company also owns a 26,000 square foot office and machining facility in Muscatine.

         In addition, the Company mixes rubber and produces cushion gum and envelopes at a Company-owned 168,000 square foot plant in California. The Company owns its European headquarters facility in Belgium and a 129,000 square foot warehouse in the Netherlands.

                                  TDS Business
                                  ------------

         TDS currently owns 38 and leases 94 facilities. Forty-three contain space for TDS's retread production and 108 contain space for commercial, retail and wholesale operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, maintenance and various other items.

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

Bandag, Incorporated vs. Michelin Retread Technologies, Incorporated et al.,
---------------------------------------------------------------------------
United States District Court for the Southern District of Iowa, 3-99-CV-80165.
-----------------------------------------------------------------------------

         On September 16, 1999, Bandag, Inc. filed an action against Michelin Retread Technologies and affiliated companies for violations of state and federal law, including applicable antitrust laws and the Lanham Act. The Company moved in December 2000 to amend its complaint to name additional Michelin entities. Michelin entities have filed counterclaims alleging, among other things, that the Company injured Michelin by violating the antitrust laws and the Lanham Act and by conspiring with Bridgestone/Firestone, Inc. to injure Michelin in violation of the antitrust laws. Both the Company's lawsuit and Michelin's counterclaims seek compensatory (including treble damages) and injunctive relief. Neither the Company's claim nor Michelin's counterclaims seek a specific amount of monetary relief. While the results of the Company's suit and Michelin's counterclaims cannot be predicted with certainty, a victory on Michelin's counterclaims could have a material adverse effect on the Company's consolidated financial position and results of operations. Management, however, believes that its claims against Michelin are meritorious and that Michelin's counterclaims are without merit. The Company intends to vigorously defend its position. The trial in the underlying case is currently scheduled for January, 2002.

         On February 2, 2001, Michelin moved for a preliminary injunction against the Company and Bridgestone/Firestone. Michelin seeks broad-based relief. Among other things, Michelin has asked the Court to prevent the Company from enforcing agreements with certain franchisees and from enforcing certain terms in other franchise agreements (including exclusivity provisions), communicating with Bridgestone/Firestone about certain subjects or engaging in any joint undertaking, merger or alliance with Bridgestone/Firestone. The preliminary injunction hearing is scheduled to begin on April 16, 2001. If granted, the injunction Michelin seeks could have a material adverse effect on the Company's consolidated financial position and results of operations. The Company believes that Michelin's claims for a preliminary injunction are without merit and is vigorously defending its position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

         None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------   -----------------------------------------------------
         SHAREHOLDER MATTERS.
         -------------------

         Information concerning cash dividends declared and market prices of the Company's Common Stock and Class A Common Stock for the last three fiscal years is as follows:

                                        2000        % Change        1999        % Change            1998
                                        ----        --------        ----        --------            ----
   Cash Dividends Per
   Share-Declared
   First Quarter                       $ 0.2950                  $ 0.2850                        $ 0.2750
   Second Quarter                        0.2950                    0.2850                          0.2750
   Third Quarter                         0.2950                    0.2850                          0.2750
   Fourth Quarter                        0.3050                    0.2950                          0.2850
                                     -------------------------------------------------------------------------
   Total Year                          $ 1.1900          3.5     $ 1.1500            3.6         $ 1.1100

   Stock Price Comparison (1)
      Common Stock
   First Quarter                         $21.88    - 26.25         $28.13    -   41.63             $53.31    - 59.13
   Second Quarter                         22.25    - 30.25          28.38    -   37.25              39.00    - 59.75
   Third Quarter                          24.06    - 35.94          28.25    -   36.25              29.88    - 42.06
   Fourth Quarter                         33.50    - 42.63          23.50    -   31.75              28.31    - 39.94
   Year-end Closing Price                            40.56                       24.88                         39.94
      Class A Common Stock
   First Quarter                         $19.75    - 24.13         $23.38    -   37.75             $48.00    - 54.38
   Second Quarter                         20.75    - 25.88          23.88    -   32.13              34.50    - 54.00
   Third Quarter                          22.38    - 29.50          22.50    -   29.56              28.44    - 39.50
   Fourth Quarter                         27.00    - 35.75          19.94    -   24.50              27.38    - 35.13
   Year-end Closing Price                            33.50                       21.06                         34.88

     (1)  High and low composite prices in trading on the New York and Chicago Stock Exchanges (ticker symbol BDG for Common Stock and BDGA for Class A Common Stock).

         The approximate number of record holders of the Company's Common Stock as of March 26, 2001, was 1,966, the number of holders of Class A Common Stock was 1,111 and the number of holders of Class B Common Stock was 219. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

Sale of Unregistered Securities

         On November 15, 2000, the Company issued 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock to Martin G. Carver pursuant to his exercise of stock options for an aggregate consideration of $925,000. No underwriters were engaged in connection with the foregoing sale. The issuance of the foregoing securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

         The following table sets forth certain Selected Financial Data for the periods and as of the dates indicated:

                                                     2000           1999           1998         1997(2)        1996
                                                -------------------------------------------------------------------------
(In thousands, except per share data)
Net Sales                                            $996,059     $1,012,665      $1,059,669     $822,523      $756,925
Net Earnings(1)                                        60,333         52,330          59,319      121,994        81,604
                                                -------------------------------------------------------------------------

Total Assets                                         $714,549       $722,421        $755,729     $899,904      $588,342
Long-Term Debt and Other Obligations                  105,163        111,151         109,757      123,195        10,125
Net Earnings Per Share
    Basic                                               $2.92          $2.41           $2.64        $5.35         $3.46
    Diluted                                             $2.90          $2.40           $2.63        $5.33         $3.44
Cash Dividends Per Share-Declared                     $1.1900        $1.1500         $1.1100      $1.0250       $0.9250

(1)      In 1999, includes the effect of non-recurring charges of $13,500,000 pre-tax, $7,671,000 after-tax, or $.35 per diluted share, related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs.

         In 1998, includes the effect of net non-recurring charges of $4,205,000 pre-tax, $1,174,000 after-tax, or $.05 per diluted share, related to costs associated with the closure of foreign manufacturing facilities and other non-recurring costs.

         In 1997, includes the effect of a non-recurring gain on the sale of marketable equity securities of $95,087,000 pre-tax, $55,800,000 after-tax, or $2.44 per diluted share, and non-recurring charges of $16,500,000 pre-tax,
         $9,900,000 after-tax, or $.43 per diluted share, related to the closing of a domestic manufacturing facility and exit cost from a rubber recycling venture.

(2)      During 1997 the Company's subsidiary, Tire Distribution Systems, Inc., commenced operations with the acquisition of five tire dealerships whose operations are included in the consolidated financial statements from November 1, 1997, the effective date of the acquisitions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
------   --------------------------------------------------
         OPERATIONS AND FINANCIAL CONDITION
         ----------------------------------

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

GENERAL

Results include the Company's two reportable operating segments - its Traditional Business and Tire Distribution Systems, Inc. (TDS) - as well as Tire Management Solutions, Inc. (TMS) and Quality Design Systems, Inc. (QDS). The comparability of operating results between years is affected by TDS's acquisition of tire dealerships in each of the years 2000 and 1999, the acquisition of QDS and by certain non-recurring items.

Consolidated net sales in 2000 decreased 2% from 1999. This included a decrease of 5% in the Traditional Business. The decrease in Traditional Business net sales resulted from a 5% decline in retread material unit volume from 1999. Of this Traditional Business decrease, approximately 3 percentage points were due to the lower translated value of the Company's foreign-currency-denominated sales. However, this negative translation effect was offset by an April price increase in the United States, price increases at foreign subsidiaries, and an increase in equipment sales. The Company continues to see a slowing in North American retread sales which can be attributed to low new-truck demand, which encourages the movement of new tires into the replacement market, as well as an increase in imported lower-priced new tires. The decline in Traditional Business sales volume is also due to competitive pressures and industry consolidation, which is expected to continue in 2001. The decline in Traditional Business sales was slightly offset by a 2% increase in TDS sales over 1999 and a full year of revenue from TMS. The increase in TDS net sales is principally attributable to dealership acquisitions during the year. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to previous years with the third and fourth quarters being the strongest for sales. Both segments were similarly affected.

Consolidated gross profit margin for 2000 decreased by 1.2 percentage points from 1999, reflecting higher raw material prices across most geographic areas. Gross profit margin for the Traditional Business decreased by 1.8 percentage points from 1999, while the gross profit margin for TDS remained even with 1999.

Consolidated operating and other expenses in 2000 decreased 7% from 1999, but were down 3% excluding the non-recurring charge in 1999. Traditional Business operating and other expenses in 2000 decreased 14% from 1999. The decrease in operating and other expenses resulted from cost control measures and the 1999 restructurings in North America and Europe. These savings were partially offset by higher marketing program costs and increased expenses in connection with the previously announced Michelin litigation. Expenses for the Michelin litigation in 2000 were $6,900,000 on a pre-tax basis. The Company expects that continued expenses in connection with the Michelin litigation will negatively impact earnings in 2001. Although the amount of expenses in 2001 cannot be accurately determined at this time, the Company currently estimates that expenses for the Michelin litigation in 2001 will range from $10,000,000 to $12,000,000 on a pre-tax basis. Earnings benefited from efforts to return operating expenses to a more traditional level, improvements in the tire management outsourcing operation and a lower effective tax rate; but with the higher raw material costs, net earnings remained even with 1999 before non-recurring items in 1999.

Diluted earnings per share for 2000 increased to $2.90, up from diluted earnings per share of $2.40 in 1999. Earnings in 2000 benefited by approximately $3,900,000, or $.19 per diluted share, from a lower estimated effective tax rate for the year, primarily resulting from the favorable resolution of tax issues and the lower tax on unremitted earnings of foreign subsidiaries. The Company's repurchases of outstanding common stock favorably impacted diluted earnings per share by $.12 for the full year 2000. Earnings in 1999 included the effect of non-recurring charges of $7,671,000, net of tax benefits, or $.35 per diluted share. Refer to Note B of the notes to the consolidated financial statements for discussion of the non-recurring charges.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America were 4% below 1999 primarily due to 8% lower retread material unit volume. The decrease in net sales was less than the shortfall in retread material unit volume due to a price increase in April of 2000 in the United States and Canada and an increase in equipment sales. The Company continues to see a softness in North American sales trends due to competitive pressures and industry consolidation. The slowing in North American sales trends can also be attributed to an oversupply of new tires caused by an influx of imported tires and a decline in new medium-duty and heavy-duty truck demand which causes tires to be diverted to the replacement market. A 13% increase in average raw material costs from 1999 resulted in a 1.3-percentage-point decline in North America's gross profit margin from 1999. Exclusive of the $12,800,000 of non-recurring charges in 1999, North American operating expenses in 2000 were 3% lower than 1999 due to lower personnel-related and professional costs offset by higher marketing program costs. Earnings before income taxes for 2000 remained even with 1999 as lower sales and higher raw material costs were offset by the lower operating expenses and higher prices.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. In general, Europe's operating results were significantly affected by the devaluation of the euro. Net sales in Europe declined 14% from 1999 on a 1% retread material unit volume decrease. The spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of the euro. Gross profit margin decreased 4.0 percentage points from 1999 due to higher raw material costs. Operating expenses decreased 23% from 1999 due to the lower translated value of the euro, and lower personnel-related costs and bad debt expense. Primarily as a result of lower operating expenses, earnings before income taxes were up 1% over 1999.

The Company's exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred to internally as Latin America. Net sales in Latin America increased 7% over 1999 due to price increases in Brazil and South Africa and a retread material unit volume increase of 3%. The increase in retread material unit volume was driven by higher shipments in Brazil and Mexico. The gross profit margin decreased by 2.3 percentage points from 1999 due to higher raw material costs in Brazil and Mexico. An increase in professional and marketing program costs were partially offset by the lower translated value of the Brazilian real and South African rand, resulting in a 4% increase in Latin American operating expenses over 1999. Primarily as a result of a lower gross margin, earnings before income taxes were 1% below 1999.

The Company's exports from North America to markets in Asian countries, along with operations in New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as Asia. Net sales in Asia declined 24% primarily due to the exit of operations in New Zealand which began in 1998. The lower cost of imported retread material in New Zealand and improved margins on new tire sales in New Zealand resulted in a 1.8-percentage-point increase in the gross profit margin over 1999. During 2000, the Company took steps to close its manufacturing facility in Malaysia. The costs associated with the closure of this facility were offset by reduced personnel-related costs and managerial and administrative support costs, resulting in a 1% decrease in operating expenses from 1999. Earnings before income taxes were 8% below 1999 due to the exit of operations in New Zealand.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS sales increased 2% over 1999 due to dealership acquisitions during the year. However, a general economic slowdown towards the end of 2000, exacerbated by adverse weather conditions, caused a sales decline, exclusive of the effect of acquisitions, of 1% from 1999 and 5% from the fourth quarter of 1999. Operating expenses as a percent of net sales was 22% in 2000, even with 1999, but were up 4% from 1999 in terms of dollars, primarily due to the integration of new acquisitions and the effect of higher oil prices on vehicle expenses. In 2000, TDS recorded a loss before interest and taxes of $2,472,000 compared to a loss before interest and taxes of $2,510,000 in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

GENERAL

Results include the Company's two reportable operating segments - its Traditional Business and TDS - and TMS. The comparability of operating results between years is affected by TDS's acquisition of tire dealerships in each of the years 1999 and 1998 and by certain non-recurring items.

Consolidated net sales in 1999 decreased 4% from 1998. This included a decrease of 10% in the Traditional Business. Of this Traditional Business decrease, approximately 4 percentage points were a result of the lower translated value of the Company's foreign-currency-denominated sales. The remaining decrease resulted from lower equipment sales and a 6% decline in retread material unit volume from 1998. The decline in Traditional Business sales was primarily due to competitive pressures and industry consolidation in the United States. In addition, the Company experienced some dealer separations in the United States which negatively impacted sales volume. The decline in Traditional Business sales was offset by a 4% increase in TDS sales over 1998 and sales for TMS. The increase in TDS net sales was principally attributable to dealership acquisitions during the year. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to previous years with the third and fourth quarters being the strongest for sales. Both segments were similarly affected.

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

The lower earnings resulted in diluted earnings per share of $2.40 in 1999, down from diluted earnings per share of $2.63 in 1998. Earnings in 1999 included the effect of non-recurring charges of $7,671,000, net of tax benefits, or $.35 per diluted share. Earnings in 1998 included the effect of net non-recurring charges of $1,174,000, net of tax benefits, or $.05 per diluted share. Refer to Note B of the notes to the consolidated financial statements for discussion of the non-recurring charges.

Non-recurring charges in 1999 relate to the closure of a North American manufacturing facility, along with the elimination of certain non-manufacturing positions. These measures were taken to address a fundamental change in the nature of the Company's business as it moves from a product-driven organization to a fully integrated provider of tire management products and services.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America were 9% below 1998 primarily due to 7% lower retread material unit volume. Net sales were also negatively impacted by a 29% decline in equipment sales. The

North American sales decline was due to competitive pressures and industry consolidation in the United States, as well as some dealer separations in the United States. A 5% decrease in average raw material costs from 1998 yielded a 3.2-percentage-point improvement in North America's gross profit margin over 1998. North American operating expenses, which included $12,800,000 of non-recurring charges, were 8% lower than 1998. However, operating expenses exclusive of non-recurring charges decreased by 18% due to decreases in R&D projects, marketing programs, promotional expenses, and personnel-related costs. Earnings before income taxes for 1999 decreased 4% from 1998.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe declined 7% from 1998 on a 5% retread material unit volume decrease. The 2-percentage-point spread between the net sales decrease and the retread material unit volume decrease was due to the lower translated value of the Belgium franc. Gross profit margin decreased .4 percentage points from 1998 due to the inclusion of lower margin service revenue. Operating expenses decreased 21% from 1998 due to lower personnel and marketing costs in the current year and non-recurring costs included in 1998. The increase in earnings before income taxes over 1998 reflected the decline in operating expenses.

The Company's exports from North America to markets in the Caribbean, Central America and South America, along with operations in Brazil, Mexico, Venezuela and South Africa are combined under one management group referred to internally as Latin America. In general, Latin American operating results were significantly affected by the devaluation of the Brazilian real. Net sales in Latin America declined 19% from 1998 on a retread material unit volume decrease of 3% and the lower translated value of foreign-currency-denominated sales. The decline in retread material unit volume was driven by fewer exports from North America coupled with lower shipments in South Africa due to South African economic constraints and increased competition. The gross profit margin increased by .7 percentage points over 1998 due to price increases in South Africa and lower production costs and higher margins on locally produced products in Mexico. Operating expense levels for each country were comparable to 1998 relative to the respective change in unit volume, except for Mexico, which experienced lower operating expenses in 1999 due to higher severance, bad debt, and staffing expense incurred in 1998. Primarily as a result of lower sales, earnings before income taxes were 13% below 1998.

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

IMPACT OF INFLATION AND CHANGING PRICES

It has generally been the Company's practice to adjust its selling prices and sales allowances to reflect changes in production and raw material costs in order to maintain its gross profit margin. During the year, the Company adjusted selling prices in the United States, Canada and other foreign locations to soften the impact of higher raw material costs caused by the increase in oil prices. The adjustments failed to fully offset the increase in raw material costs during 2000. Accordingly, the Company may adjust prices in the near future if raw material costs continue to rise.

Replacement of fixed assets requires a greater investment than the original asset cost due to the impact of general price level increases over the useful lives of plant and equipment. This increased capital investment would result in higher depreciation charges affecting both inventories and cost of products sold.

CAPITAL RESOURCES AND LIQUIDITY

At the end of 2000, current assets exceeded current liabilities by $294,444,000. Cash and cash equivalents totaled $86,008,000 at December 31, 2000, increasing by $35,375,000 during the year. The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments. These investments decreased by $1,034,000 from 1999.

The only changes in working capital requirements are for normal business growth. The Company funds its capital expenditures from the cash flow it generates from operations. During 2000, the Company spent $26,267,000 for capital expenditures. The Company believes that spending in recent years is representative of future capital spending needs. In addition, the Company made $5,929,000 in cash payments in 2000 for the acquisition of QDS and two TDS businesses.

As of December 31, 2000, the Company had available uncommitted and committed lines of credit totaling $79,000,000 in the United States for working capital purposes. Also, the Company's foreign subsidiaries had approximately $19,413,000 in credit and overdraft facilities available to them. From time to time during 2000, the Company borrowed funds to supplement operational cash flow needs or to settle intercompany transactions. The Company's long-term liabilities totaled $105,163,000 at December 31, 2000, which is approximately 18% of the combined total of long-term liabilities and shareholders' equity; this is a decrease of $5,988,000 from December 31, 1999.

During the year, the Company purchased 251,184 shares of its outstanding Common Stock and Class A Common Stock for $7,327,000 at prevailing market prices and paid cash dividends amounting to $24,494,000. The Company generally funds its dividends and stock repurchases from the cash flow generated from its operations. Historically, the Company has utilized excess funds to purchase its own shares.

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

Foreign Currency Exposure

Foreign currency exposures arising from cash flow transactions include firm commitments and anticipatory transactions. Translation exposure is also part of the overall foreign exchange risk. The Company's exposure to foreign currency risks exists primarily with the Brazilian real, Canadian dollar, Mexican peso, Japanese yen and European Union euro. The Company regularly enters into foreign currency contracts primarily using foreign exchange forward contracts and options to hedge most of its firm commitment exposures. The Company also employs foreign exchange forward contracts as well as option contracts to hedge approximately 40% - 60% of its anticipated future cash flow transactions over a period of one year. The notional amount of these contracts at December 31, 2000 and 1999 were $3,055,000 and $7,688,000, respectively. The Company also limits its exposure to foreign currency fluctuations by entering into offsetting asset or liability positions and by establishing and monitoring limits on unmatched positions. The Company's pretax earnings from foreign subsidiaries and affiliates translated into United States dollars using a weighted-average exchange rate was $38,558,000 and $42,904,000 for the years ending December 31, 2000 and 1999, respectively. On that basis, the potential loss in the value of the Company's pretax earnings from foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would have been $3,629,000 in 2000 and $3,522,000 in 1999.

Interest Rate Exposure

In order to mitigate the impact of fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long-term basis. At December 31, 2000, the Company had no outstanding short-term debt. The total outstanding long-term debt was $100,000,000. At December 31, 2000 and 1999, the fair value of the Company's long-term debt was $102,225,000 and $98,170,000, respectively. In addition, at December 31, 2000 and 1999, the fair value of securities held for investment was $55,591,000 and $11,440,000, respectively. The fair value of the Company's total long-term debt and its securities held for investment would not be materially affected by a hypothetical 10% adverse change in interest rates. Therefore, the effects of interest rates changes on the fair value of the Company's financial instruments are limited.

Commodities Exposure

Due to the nature of its business, the Company procures almost all of its synthetic rubber used in manufacturing tire tread at quarterly fixed rates using contracts with the Company's main suppliers. Generally, the Company adjusts its selling prices and sales allowances to reflect significant changes in commodity costs. During the year, the Company adjusted selling prices in the United States, Canada and other foreign subsidiaries to soften the impact of higher oil prices on commodity costs. Therefore, the Company's exposure is limited to the extent selling price adjustments fail to offset increases in commodity costs.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Results of Operations and Financial Condition includes forward-looking statements. These forward-looking statements can be identified as such because the context of the statement includes phrases such as "continues to see," "is expected," "the Company expects," "currently estimates," "the Company believes," or other words of similar import. Similarly, statements that describe future plans or strategies are also forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors which could affect actual results include the degree to which the current difficult competitive conditions in the replacement market continue or improve, the duration and severity of the economic slowdown in the United States, the loss of one or more significant dealers, developments in the Michelin litigation, and the cost of petroleum-based raw material and energy. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and Bandag, Incorporated undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------- ----------------------------------------------
         MARKET RISK
         -----------

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

                   Index to Consolidated Financial Statements
                   ------------------------------------------
                                                                            Page
                                                                            ----

Report of Independent Auditors                                               24

Consolidated Balance Sheets as of December 31, 2000, 1999 and 1998           25

Consolidated Statements of Earnings for the Years Ended
     December 31, 2000, 1999 and 1998                                        26

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998                                        27

Consolidated Statements of Changes in Shareholders' Equity
     for the Years Ended December 31, 2000, 1999 and 1998                    28

Notes to Consolidated Financial Statements                                   30

                         Report of Independent Auditors


Shareholders and Board of Directors
Bandag, Incorporated

We have audited the accompanying consolidated balance sheets of Bandag, Incorporated and subsidiaries as of December 31, 2000, 1999, and 1998, and the related consolidated statements of earnings, cash flows and changes in shareholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated and subsidiaries at December 31, 2000, 1999, and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Chicago, Illinois

January 25, 2001

Consolidated Balance Sheets                                                                         December 31
In thousands                                                                             2000          1999          1998
                                                                                     ------------  ------------  ------------
Assets
Current Assets
  Cash and cash equivalents                                                         $      86,008 $      50,633 $      37,912
  Investments - Note D                                                                      7,377         9,461         9,721
  Accounts receivable, less allowance
  (2000 - $15,810; 1999 - $20,761; 1998 - $18,724)                                        177,103       199,710       217,299
  Inventories:
    Finished products                                                                      84,156        94,278        96,889
    Material and work in process                                                           17,484        16,244        14,845
                                                                                     ------------  ------------  ------------
                                                                                          101,640       110,522       111,734
  Deferred income tax assets                                                               44,972        46,804        48,097
  Prepaid expenses and other current assets                                                10,079        10,988        14,361
                                                                                     ------------  ------------  ------------
      Total Current Assets                                                                427,179       428,118       439,124

Property, Plant, and Equipment, on the basis of cost:
  Land                                                                                     12,260        12,651        12,444
  Buildings and improvements                                                              118,869       119,157       107,240
  Machinery and equipment                                                                 363,983       357,906       351,949
  Construction and equipment installation in progress                                       7,695        13,073        32,112
                                                                                     ------------  ------------  ------------
                                                                                          502,807       502,787       503,745
  Less allowances for depreciation and amortization                                      (325,651)     (304,802)     (290,699)
                                                                                     ------------  ------------  ------------
                                                                                          177,156       197,985       213,046
Intangible Assets, less accumulated amortization
(2000 - $34,063; 1999 - $24,071; 1998 - $14,157)                                           62,319        68,043        75,539
Other Assets                                                                               47,895        28,275        28,020
                                                                                     ------------  ------------  ------------
    Total Assets                                                                    $     714,549 $     722,421 $     755,729
                                                                                     ============  ============  ============
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                                                                  $      18,294 $      33,472 $      38,286
  Accrued employee compensation and benefits                                               26,555        25,530        27,498
  Accrued marketing expenses                                                               29,630        27,190        37,044
  Other accrued expenses                                                                   30,457        39,696        40,623
  Dividends payable                                                                         6,272         6,127         6,257
  Income taxes payable                                                                     13,037        18,998        13,704
  Short-term notes payable and current portion of other obligations                         8,490         3,040        11,497
                                                                                     ------------  ------------  ------------
    Total Current Liabilities                                                             132,735       154,053       174,909

Long-Term Debt  and Other Obligations - Note E                                            105,163       111,151       109,757
Deferred Income Tax Liabilities                                                             2,494         3,142         3,766
Shareholders' Equity - Note I
  Common Stock; $1.00 par value; authorized - 21,500,000 shares;
    issued and outstanding - 9,057,561 shares in 2000; 9,088,403 shares
    in 1999; 9,083,797 shares in 1998                                                       9,058         9,088         9,084
  Class A Common Stock; $1.00 par value; authorized - 50,000,000 shares;
    issued and outstanding - 9,465,445 shares in 2000; 9,637,187 shares
    in 1999; 10,824,974 shares in 1998                                                      9,465         9,637        10,825
  Class B Common Stock; $1.00 par value; authorized - 8,500,000 shares;
    issued and outstanding - 2,038,745 shares in 2000; 2,045,251 shares
    in 1999; 2,046,577 shares in 1998                                                       2,039         2,045         2,047
  Additional paid-in capital                                                                8,256         7,476         7,287
  Retained earnings                                                                       484,987       456,247       452,274
 Foreign currency translation adjustment                                                  (39,648)      (30,418)      (14,220)
                                                                                     ------------  ------------  ------------
    Total Shareholders' Equity                                                            474,157       454,075       467,297
                                                                                     ------------  ------------  ------------
      Total Liabilities and Shareholders' Equity                                    $     714,549 $     722,421 $     755,729
                                                                                     ============  ============  ============
See notes to consolidated financial statements.

Consolidated Statements of Earnings                                                          Year Ended December 31
In thousands, except per share data                                                      2000          1999          1998
                                                                                     ------------  ------------  ------------
Income
  Net sales                                                                         $     996,059 $   1,012,665 $   1,059,669
  Other income                                                                             17,367        15,213        19,829
                                                                                     ------------  ------------  ------------
                                                                                        1,013,426     1,027,878     1,079,498

Costs and Expenses
  Cost of products sold                                                                   621,355       619,926       653,301
  Engineering, selling, administrative, and other expenses                                283,964       292,635       311,707
  Non-recurring charges - Note B                                                                -        13,500         4,205
  Interest expense                                                                          8,732         9,727        10,772
                                                                                     ------------  ------------  ------------
                                                                                          914,051       935,788       979,985
                                                                                     ------------  ------------  ------------
    Earnings Before Income Taxes                                                           99,375        92,090        99,513
  Income Taxes - Note F                                                                    39,042        39,760        40,194
                                                                                     ------------  ------------  ------------
    Net Earnings                                                                    $      60,333 $      52,330 $      59,319
                                                                                     ============  ============  ============
    Net Earnings Per Share - Note G

      Basic                                                                         $        2.92 $        2.41 $        2.64
                                                                                     ============  ============  ============
      Diluted                                                                       $        2.90 $        2.40 $        2.63
                                                                                     ============  ============  ============

See notes to consolidated financial statements.




Consolidated Statements of Cash Flows                                                         Year Ended December 31
In thousands                                                                             2000          1999          1998
                                                                                     ------------  ------------  ------------

Operating Activities
  Net earnings                                                                      $      60,333 $      52,330 $      59,319
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provisions for depreciation and amortization                                           50,465        53,764        51,410
    Change in deferred income taxes                                                           869           579        (9,758)
    Other                                                                                  (6,695)        2,348        (2,306)
    Change in operating assets and liabilities, net of effects from acquisitions of businesses:
      Accounts receivable                                                                  18,554        13,481        16,964
      Inventories                                                                           8,182        (2,007)       (1,378)
      Prepaid expenses and other current assets                                               (12)        1,466         4,771
      Other assets                                                                        (10,374)       (6,521)            -
      Accounts payable and other accrued expenses                                         (15,915)       (9,284)      (26,246)
      Income taxes payable                                                                 (6,132)        6,263        (6,168)
                                                                                     ------------  ------------  ------------
    Net Cash Provided by Operating Activities                                              99,275       112,419        86,608

Investing Activities
  Additions to property, plant, and equipment                                             (26,267)      (41,903)      (65,375)
  Proceeds from dispositions of property, plant, and equipment                              3,481         3,503         4,128
  Purchases of investments                                                                (10,795)      (11,784)      (20,941)
  Maturities of investments                                                                11,829        12,044        12,795
  Payments for acquisitions of businesses                                                  (5,929)       (6,899)      (17,542)
                                                                                     ------------  ------------  ------------
    Net Cash Used in Investing Activities                                                 (27,681)      (45,039)      (86,935)

Financing Activities
  Proceeds from short-term notes payable                                                        -           538        48,590
  Principal payments on short-term notes payable and long-term obligations                   (991)       (2,717)     (151,328)
  Cash dividends                                                                          (24,494)      (25,001)      (24,867)
  Purchases of Common Stock and Class A Common Stock                                       (7,327)      (25,082)      (29,353)
                                                                                     ------------  ------------  ------------
    Net Cash Used in Financing Activities                                                 (32,812)      (52,262)     (156,958)

Effect of exchange rate changes on cash and cash equivalents                               (3,407)       (2,397)       (1,203)
                                                                                     ------------  ------------  ------------
    Increase (Decrease) in Cash and Cash Equivalents                                       35,375        12,721      (158,488)
Cash and cash equivalents at beginning of year                                             50,633        37,912       196,400
                                                                                     ------------  ------------  ------------
    Cash and Cash Equivalents at End of Year                                         $     86,008 $      50,633 $      37,912
                                                                                     ============  ============  ============

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

                                                     Common Stock Issued     Class A Common Stock       Class B Common Stock
                                                       and Outstanding      Issued and Outstanding     Issued and  Outstanding

In thousands, except per share data                    Shares      Amount      Shares      Amount      Shares         Amount
                                                     ----------  --------    ----------   --------   ----------      --------

Balance at January 1, 1998                            9,751,063    $9,751    11,013,561    $11,014    2,048,785        $2,049
  Net earnings for the year
  Other comprehensive income, net of tax -
        Adjustment from foreign currency translation

  Comprehensive income for the year

  Cash dividends - $1.11 per share
  Conversion of Class B Common Stock to Common
     Stock - Note I                                       2,208         2                                (2,208)           (2)
  Common Stock and Class A Common Stock issued
     under Restricted Stock Grant Plan - Note I          10,635        11        10,635         10
  Forfeitures of Common Stock and Class A Common
     Stock under Restricted Stock Grant Plan - Note I    (3,865)       (4)       (2,685)        (3)
  Common Stock and Class A Common Stock issued
     under Stock Award Program Plan - Note J              2,838         3         2,838          3
  Purchases of Common Stock and Class A Common
     Stock                                             (699,082)     (699)     (219,375)      (219)
  Stock options exercised - Note I                       20,000        20        20,000         20
                                                     ----------  --------    ----------   --------   ----------      --------

Balance at December 31, 1998                          9,083,797    $9,084    10,824,974    $10,825    2,046,577        $2,047

  Net earnings for the year
  Other comprehensive income, net of tax -
        Adjustment from foreign currency translation

  Comprehensive income for the year

  Cash dividends - $1.15 per share
  Conversion of Class B Common Stock to Common
     Stock - Note I                                       1,326         1                                (1,326)           (2)
  Common Stock and Class A Common Stock issued
     under Restricted Stock Grant Plan - Note I           5,115         5         5,115          5
  Forfeitures of Common Stock and Class A Common
     Stock under Restricted Stock Grant Plan - Note I    (3,720)       (4)       (3,180)        (3)
  Common Stock and Class A Common Stock issued
     under Stock Award Program Plan - Note J              3,018         3         3,018          3
  Purchases of Common Stock and Class A Common
     Stock                                              (21,133)      (21)   (1,192,740)    (1,193)
  Stock options exercised - Note I                       20,000        20
                                                     ----------  --------    ----------   --------   ----------      --------
Balance at December 31, 1999                          9,088,403    $9,088     9,637,187     $9,637    2,045,251        $2,045

  Net earnings for the year
  Other comprehensive income, net of tax -
        Adjustment from foreign currency translation

  Comprehensive income for the year

  Cash dividends - $1.19 per share
  Conversion of Class B Common Stock to Common
     Stock - Note I                                       6,506         6                                (6,506)           (6)
  Forfeitures of Common Stock and Class A Common
     Stock under Restricted Stock Grant Plan - Note I    (1,535)       (1)       (1,535)        (2)
  Common Stock and Class A Common Stock issued
     under Stock Award Program Plan - Note J              2,582         3         2,582          3
  Purchases of Common Stock and Class A Common
     Stock                                              (58,395)      (58)     (192,789)      (193)
  Stock options exercised - Note I                       20,000        20        20,000         20
                                                     ----------  --------    ----------   --------   ----------      --------
Balance at December 31, 2000                          9,057,561    $9,058     9,465,445     $9,465    2,038,745        $2,039
                                                     ==========  ========    ==========   ========   ==========      ========

See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders' Equity (continued)
                                                                               Accumulated
                                                     Additional                   Other
                                                      Paid-In      Retained    Comprehensive    Comprehensive
In thousands, except per share data                   Capital      Earnings       Income            Income
                                                     ---------     ---------   -------------    -------------

Balance at January 1, 1998                              $6,052      $445,887        $(11,339)
  Net earnings for the year                                           59,319                          $59,319
  Other comprehensive income, net of tax -
        Adjustment from foreign currency translation                                  (2,881)          (2,881)
                                                                                                -------------
  Comprehensive income for the year                                                                   $56,438
                                                                                                =============
  Cash dividends - $1.11 per share                                   (24,867)
  Conversion of Class B Common Stock to Common
     Stock - Note I
  Common Stock and Class A Common Stock issued
     under Restricted Stock Grant Plan - Note I            753
  Forfeitures of Common Stock and Class A Common
     Stock under Restricted Stock Grant Plan - Note I     (330)
  Common Stock and Class A Common Stock issued
     under Stock Award Program Plan - Note J               297
  Purchases of Common Stock and Class A Common
     Stock                                                (370)      (28,065)
  Stock options exercised - Note I                         885
                                                     ---------     ---------   -------------    -------------

Balance at December 31, 1998                            $7,287      $452,274        $(14,220)

  Net earnings for the year                                           52,330                          $52,330
  Other comprehensive income, net of tax -
        Adjustment from foreign currency translation                                 (16,198)         (16,198)
                                                                                                -------------
  Comprehensive income for the year                                                                   $36,132
                                                                                                =============
  Cash dividends - $1.15 per share                                   (24,871)
  Conversion of Class B Common Stock to Common
     Stock - Note I
  Common Stock and Class A Common Stock issued
     under Restricted Stock Grant Plan - Note I            218
  Forfeitures of Common Stock and Class A Common
     Stock under Restricted Stock Grant Plan - Note I     (305)
  Common Stock and Class A Common Stock issued
     under Stock Award Program Plan - Note J               209
  Purchases of Common Stock and Class A Common
     Stock                                                (382)      (23,486)
  Stock options exercised - Note I                         449
                                                     ---------     ---------   -------------    -------------
Balance at December 31, 1999                            $7,476      $456,247        $(30,418)

  Net earnings for the year                                           60,333                          $60,333
  Other comprehensive income, net of tax -
        Adjustment from foreign currency translation                                  (9,230)          (9,230)
                                                                                                -------------
  Comprehensive income for the year                                                                   $51,103
                                                                                                =============
  Cash dividends - $1.19 per share                                   (24,638)
  Conversion of Class B Common Stock to Common
     Stock - Note I
  Forfeitures of Common Stock and Class A Common
     Stock under Restricted Stock Grant Plan - Note I      (97)
  Common Stock and Class A Common Stock issued
     under Stock Award Program Plan - Note J               112
  Purchases of Common Stock and Class A Common
     Stock                                                (120)       (6,955)
  Stock options exercised - Note I                         885
                                                     ---------     ---------   -------------
Balance at December 31, 2000                            $8,256      $484,987        $(39,648)
                                                     =========     =========   =============

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The consolidated financial statements include the accounts and transactions of all subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximates their fair value.

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

Inventories:
Inventories are valued at the lower of cost or market. Approximately 42%, 43%, and 47% of year-end inventory amounts at December 31, 2000, 1999, and 1998, respectively, were determined by the last in, first out (LIFO) method. The remainder of year-end inventory amounts are determined by the first in, first out method.

The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $22,883,000, $20,138,000, and $21,932,000 at December 31, 2000, 1999, and 1998, respectively.

Property, Plant, and Equipment:
Provisions for depreciation of plant and equipment is computed using straight-line and declining-balance methods, over the following estimated useful lives:

Buildings                                5 to 50 years
Building Improvements                    3 to 40 years
Machinery and Equipment                  3 to 15 years

Depreciation expense approximated $40,473,000, $43,850,000, and $42,769,000 in 2000, 1999, and 1998, respectively.

Intangible Assets:
Intangible assets, which principally represent the cost in excess of the fair value of the net assets acquired in acquisitions of businesses, are amortized using the straight-line method over 8 to 10 years. At December 31, 2000, 1999, and 1998, goodwill, net of amortization, amounted to $60,893,000, $65,333,000, and $72,161,000, respectively. Amortization expense approximated $9,992,000, $9,914,000, and $8,641,000 in 2000, 1999, and 1998, respectively.

Foreign Currency Translation:
Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and items of income and expense are translated at the average exchange rate for the year. Exchange gains and losses arising from translations denominated in a currency other than the functional currency of the foreign subsidiary and translation adjustments in countries with highly inflationary economies or in which operations are directly and integrally linked to the Company's U.S. operations are included in income.

Long Lived Assets:
In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles, including goodwill, in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets to fair value if the sum of the expected future cash flows is less than book value.

Research and Development:
Expenditures for research and development, which are expensed as incurred, approximated $9,442,000, $12,325,000, and $18,342,000 in 2000, 1999, and 1998,
respectively. This included $1,050,000 and $5,709,000 relating to costs associated with the conceptual design of Tire Management Solutions, Inc. (TMS) business processes in 1999 and 1998, respectively.

Advertising:
The Company expenses all advertising costs in the year incurred. Advertising expense was $7,322,000, $5,305,000, and $9,057,000 in 2000, 1999, and 1998,
respectively.

Revenue Recognition:
Sales and associated costs are recognized at the time of delivery of products or performance of services.

Derivative Instruments and Hedging Activities:
The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The effect of SFAS No. 133 on the earnings and the financial position of the Company is not estimated to be significant.

Reclassification:
Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B. NON-RECURRING CHARGES

During the fourth quarter 1999, the Company recorded non-recurring charges totaling $13,500,000 ($7,671,000 net of tax benefits) for termination benefits. These termination benefits covered the company-wide reduction of 175 employees through a combination of voluntary early retirements, the closing of a North American tread rubber manufacturing facility and other position eliminations. The early retirement program announced in the fourth quarter of 1999 offered unreduced retirement benefits to employees over the age of 55 and who have accumulated 65 points (points = age + years of service). The early retirement program charges primarily represent a $4,906,000 increase in the pension benefit obligation which resulted when 62 employees elected this program. Of the total number of employees affected by position eliminations, benefit payments of $2,161,000 were made in 1999 for 56 employees. In 2000, the Company paid $4,256,000 relating to the termination of an additional 57 employees and continued termination benefits for 2 employees. Further employee termination costs of $2,018,000 are accrued at December 31, 2000, which reflects a $73,000 reduction in the original provision due to exchange rate changes and a $86,000 reduction due to costs being lower than original estimates. No charge related to the manufacturing facility has been expensed as the Company expects to use the facility in the future for general corporate purposes.

During 1998, the Company recorded net non-recurring charges totaling $4,205,000 ($1,174,000 net of tax benefits). The net non-recurring charges included a provision of $7,502,000 ($4,471,000 net of tax benefits) for facility closures, personnel reductions, and other exit costs. Additionally, the net non-recurring charges included a gain of $3,297,000 consisting of the non-taxable recognition of accumulated translation gains due to the exit of operations in Indonesia. Included in the non-recurring charges is $4,845,000 related to personnel reductions. In 1998, the Company paid $1,035,000 related to the termination of 13 employees. In 1999, the Company paid $2,950,000 related to the termination of 99 employees and reduced the original provision by $159,000. In 2000, the Company paid $608,000 related to the termination of 18 employees. Remaining employee termination costs of $58,000 have been accrued at December 31, 2000, which reflects a $35,000 reduction due to changes in exchange rates. Included in the non-recurring charge is $2,657,000 for facility closure and other exit costs which contains $642,000 for the write down of assets. In 1999, the Company paid $905,000 for facility closure and other exit costs and reduced the original provision by $192,000 due to costs being lower than original estimates. In 2000, the Company paid $112,000 for facility closure and other exit costs and reduced the original provision by $129,000 due to costs being lower than original estimates and $146,000 due to changes in exchange rates. The Company's remaining obligation for facility closure and other exit costs as of December 31, 2000 is $531,000.

NOTE C. ACQUISITIONS

During 2000, the Company acquired two tire dealerships that are a part of Tire Distribution Systems, Inc. (TDS), a wholly-owned subsidiary of the Company. The dealerships were acquired for a total of $3.0 million in cash and short-term payables. During 1999, the Company acquired four tire dealerships for a total of $7.1 million in cash and short-term payables. During 1998, the Company acquired five tire dealerships and two retread tire facilities for a total of $20.5 million in cash and short-term payables.

Certain supplemental non-cash information related to the Company's acquisitions of tire dealerships are as follows:

In thousands                           2000           1999           1998
                                   -----------------------------------------
Assets acquired                        $3,121         $7,413        $22,187
Less liabilities (1)                    (208)          (514)        (4,630)
                                   -----------------------------------------
Cash paid                               2,913          6,899         17,557
Less cash acquired                        (1)              -           (15)
                                   -----------------------------------------
Net cash paid for acquisitions         $2,912         $6,899        $17,542
                                   =========================================

(1) Includes short-term payables to sellers of $90,000, $160,000, and $2,960,000 in 2000, 1999, and 1998, respectively.

Also during 2000, the Company acquired the assets of Quality Design Systems, Inc. (QDS) for a total of $3.0 million in cash. QDS is a well-established tire and automotive care industry software developer best-known for its TireMaster(R) software package. QDS, based in Eagle, Idaho, operates as a wholly-owned subsidiary of the Company and continues to serve its customers in the retail tire and automotive care industries.

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

The following is a summary of securities held-to-maturity:

                                                                          Gross         Gross       Estimated
                                                                       Unrealized    Unrealized        Fair
In thousands                                                 Cost         Gains       (Losses)        Value
                                                          -------------------------------------------------------
December 31, 2000
Securities Held-to-Maturity
Obligations of states and political subdivisions              $52,577           $14            $-        $52,591
Short-term corporate debt                                       3,000             -             -          3,000
                                                          -------------------------------------------------------
                                                              $55,577           $14            $-        $55,591
                                                          =======================================================
December 31, 1999
Securities Held-to-Maturity
Obligations of states and political subdivisions              $11,461            $1         $(22)        $11,440
                                                          =======================================================
December 31, 1998
Securities Held-to-Maturity
Obligations of states and political subdivisions              $21,221           $15            $-        $21,236
                                                          =======================================================

At December 31, 2000, 1999, and 1998, securities held-to-maturity include $47,150,000, $2,000,000, and $11,500,000, respectively, reported as cash equivalents.

NOTE E. FINANCING ARRANGEMENTS

The following summarizes information concerning the Company's short-term notes payable:

                                                     Year Ended December 31
In thousands                                         2000      1999      1998
                                                   ----------------------------
Total short-term notes payable at year end             $-       $-      $2,091
Weighted-average interest rate at year end             -        -        3.6%

The following is a summary of the Company's long-term debt and other obligations as of December 31:

                                                           Interest
In thousands                                                Rates         2000        1999        1998
                                                           -----------------------------------------------
Senior Unsecured Notes Payable, maturing                     6.41%      $60,000      $60,000     $60,000
  2002
Senior Unsecured Notes Payable, maturing
  2007                                                       6.50%       40,000       40,000      40,000
                                                                   --------------------------------------
Total debt                                                              100,000      100,000     100,000
Other obligations                                                        13,653       14,191      19,163
                                                                   --------------------------------------
Total debt and other obligations                                        113,653      114,191     119,163
Current portion of debt and other obligations                           (8,490)      (3,040)     (9,406)
                                                                   --------------------------------------
Long-term debt and other obligations                                   $105,163     $111,151    $109,757
                                                                   ======================================

The aggregate amount of scheduled annual maturities of long-term debt and other obligations for each of the next five years is: $8,490,000 in 2001, $66,594,000 in 2002, $6,217,000 in 2003, $5,924,000 in 2004, $5,893,000 in 2005, and
$20,535,000 thereafter.

Cash payments for interest on debt were $7,619,000, $9,189,000, and $10,869,000 in 2000, 1999, and 1998, respectively.

The fair values of the Company's financing arrangements were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2000, 1999, and 1998, the fair value of the Company's outstanding long-term debt was approximately $102,225,000, $98,170,000, and $105,656,000, respectively.

At December 31, 2000, the Company had uncommitted and committed unused lines of credit arrangements totaling $98,413,000. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at various interest rates with various expiration dates.

NOTE F. INCOME TAXES

Significant components of the Company's deferred tax assets (liabilities) reflecting the net tax effects of temporary differences are summarized as follows:

                                                                  December 31
In thousands                                               2000         1999        1998
                                                    -----------------------------------------
Employee benefits                                           $3,791       $4,977       $4,698
Marketing programs                                          17,350       20,381       24,916
Accounts receivable valuation allowances                     3,720        3,957        3,746
Unremitted earnings of foreign subsidiaries               (11,580)      (9,909)      (6,776)
Excess pension funding                                     (7,346)      (7,248)      (6,297)
Basis difference in fixed assets                             6,921        4,085          523
Obsolescence and valuation reserves                          1,359        2,105        2,820
Insurance and legal reserves                                 4,945        3,412        2,647
Other nondeductible reserves                                 3,406        4,906        4,984
Foreign tax credits and net operating loss
  carryforwards                                              6,777        6,844        3,126
Other, net                                                  13,135       10,152        9,944
                                                    -----------------------------------------
Net deferred tax assets                                    $42,478      $43,662      $44,331
                                                    =========================================

The components of earnings before income taxes are summarized as follows:

                                            Year Ended December 31
In thousands                            2000         1999        1998
                                     -------------------------------------
Domestic                                $60,817      $49,186      $69,341
Foreign                                  38,558       42,904       30,172
                                     -------------------------------------
Earnings before income taxes            $99,375      $92,090      $99,513
                                     ====================================

Significant components of the provision for income tax expense (credit) are summarized as follows:

                                                                    Year Ended December 31
In thousands                                                      2000         1999        1998
                                                           -----------------------------------------
Current:
  Federal                                                         $20,341      $20,640      $38,071
  State                                                             2,831        2,894        4,526
  Foreign                                                          10,128        9,240        7,176
Deferred:
  Federal                                                           6,201        6,238      (8,844)
  State                                                                 -            -            -
  Foreign                                                           (459)          748        (290)
Equivalent credit relating to purchased income
  tax benefits                                                          -            -        (445)
                                                           -----------------------------------------
Income taxes                                                      $39,042      $39,760      $40,194
                                                           =========================================

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                                    Year Ended December 31
                                                                  2000          1999        1998
                                                           -----------------------------------------
Computed at the expected statutory rate                             35.0%        35.0%        35.0%
State income tax - net of federal tax benefit                        1.9%         1.8%         2.9%
Amortization of goodwill not deductible                              2.5%         2.7%         2.5%
Deferred tax on unremitted earnings of foreign
  subsidiaries                                                       1.5%         2.8%         1.1%
Other                                                              (1.6)%         0.9%       (1.1)%
                                                           -----------------------------------------
Income tax at the effective rate                                    39.3%        43.2%        40.4%
                                                           =========================================

Undistributed earnings of subsidiaries on which deferred income taxes have not been provided are not significant.

Income taxes paid amounted to $41,034,000, $33,197,000, and $56,108,000 in 2000,
1999, and 1998, respectively.

NOTE G. EARNINGS PER SHARE

Earnings per share amounts are based on the weighted-average number of shares of Common Stock, Class A Common Stock, Class B Common Stock and dilutive potential common shares (non-vested restricted stock and stock options) outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Year Ended December 31
In thousands, except per share data                              2000         1999          1998
                                                           ------------------------------------------
Numerator -
  Net Earnings                                                    $60,333      $52,330       $59,319

Denominator:
  Weighted-average shares - Basic                                  20,693       21,707        22,471

  Effect of dilutive:
    Non-vested restricted stock                                        40           40            34
    Stock options                                                      45           17            54
                                                           ------------------------------------------
                                                                       85           57            88

  Weighted-average shares - Diluted                                20,778       21,764        22,559
                                                           ==========================================

Net Earnings Per Share:
  Basic                                                             $2.92        $2.41         $2.64
                                                           ==========================================
  Diluted                                                           $2.90        $2.40         $2.63
                                                           ==========================================

Options to purchase 60,200 shares of Class A Common Stock at an option price of $33.875 were outstanding during 2000 and 1999 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.


NOTE H. LEASES

Certain equipment and facilities are rented under non-cancelable and cancelable operating leases. Total rental expense under operating leases was $12,094,000, $14,049,000, and $12,508,000 for the years ended December 31, 2000, 1999, and
1998, respectively. At December 31, 2000, future minimum lease payments under operating leases having initial lease terms in excess of one year are:
$5,971,000 in 2001, $4,127,000 in 2002, $3,275,000 in 2003, $2,118,000 in 2004,
$1,677,000 in 2005, and $10,972,000 in the aggregate for all years after 2005.

NOTE I. SHAREHOLDERS' EQUITY

Class A Common Stock and Class B Common Stock have the same rights regarding dividends and distributions upon liquidation as Common Stock. However, Class A Common Shareholders are not entitled to vote, Class B Common Shareholders are entitled to ten votes for each share held and Common Shareholders are entitled to one vote for each share held.

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

Under the terms of the Bandag, Incorporated Restricted Stock Grant Plan, the Company is authorized to grant up to an aggregate of 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock to certain key employees. The shares granted under the Plan will entitle the grantee to all dividends and voting rights; however, such shares will not vest until seven years after the date of grant. If a grantee's employment is terminated prior to the end of the seven-year period for any reason other than death, disability or termination of employment after age 60, the shares will be forfeited. A grantee who has attained age 60 and whose employment is then terminated prior to the end of the seven-year vesting period does not forfeit the non-vested shares. There were no shares granted under the plan during the year ended December 31, 2000. During the years ended December 31, 1999 and 1998, 5,115 shares and 10,635 shares of Common Stock, respectively, were granted under the Plan. During the years ended December 31, 1999 and 1998, 5,115 shares and 10,635 shares of Class A Common Stock, respectively, were also granted under the Plan. The resulting charge to earnings amounted to $385,000 and $1,300,000 in 1999 and 1998, respectively. During the year ended December 31, 2000, 1,535 shares of Common Stock and 1,535 shares of Class A Common Stock were forfeited. During the year ended December 31, 1999, 3,720 shares of Common Stock and 3,180 shares of Class A Common Stock were forfeited. During the year ended December 31, 1998, 3,865 shares of Common Stock and 2,685 shares of Class A Common Stock were forfeited. The credit to 2000, 1999, and 1998 earnings related to the shares forfeited was approximately $100,000, $312,000, and $337,000, respectively. No further shares can be granted under the Plan.

Under the terms of the Bandag, Incorporated Nonqualified Stock Option Plan, the Company was authorized through November 13, 1997 to grant options to purchase up to 500,000 shares of Common Stock and 500,000 shares of Class A Common Stock to certain key employees at an option price equal to the market value of the shares on the date of grant. During 2000, options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock were exercised. During 1999, options to purchase 20,000 shares of Common Stock were exercised. During 1998, options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock were exercised. At December 31, 2000, options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock were outstanding and exercisable at $23.458 per share for Common Stock options and $22.792 per share for Class A Common Stock options. These options expire on November 13, 2001.

In 1999, the Company's Board of Directors adopted the Bandag, Incorporated Stock Award Plan. Under the terms of this plan, the Company may award to certain eligible employees and directors incentive stock options, nonqualified stock options, and restricted stock. Up to 900,000 shares of Class A Common Stock is authorized for issuance under the Plan. All employees of Bandag and its subsidiaries and directors of Bandag who are not employees of

Bandag or its subsidiaries are eligible to participate in the Plan. The exercise price of each option is equal to the market price of the Company's stock on the date of the grant. The maximum term of the options is 10 years and the maximum vesting period is 5 years.

A summary of the status of the Company's option activity under the Bandag, Incorporated Stock Award Plan is presented below:

                                                                   2000                           1999
                                                                        Weighted-                     Weighted-
                                                                         Average                       Average
                                                                        Exercise                       Exercise
                                                         Shares           Price          Shares         Price
                                                      -------------- ---------------- ------------- ---------------
Outstanding at beginning of year                             60,200           $33.88             -             $ -
Granted                                                     481,600            21.09        60,200           33.88
Forfeited                                                   (9,100)            21.09             -               -
                                                      -------------- ---------------- ------------- ---------------
Outstanding at end of year                                  532,700           $22.54        60,200          $33.88
Exercisable at end of year                                   25,640            27.06             -               -
                                                      -------------- ---------------- ------------- ---------------
Weighted-average fair value of options
  granted during the year                                                      $5.95                         $9.96

The following summarizes information about stock options outstanding under the Bandag, Incorporated Stock Award Plan at December 31, 2000:

                                                   Options Outstanding                    Options Exercisable
                                                        Average        Weighted-                      Weighted-
                                                       Remaining        Average                        Average
                                                      Contractual       Exercise                       Exercise
Range of Exercise Prices                  Shares          Life           Price          Shares          Price
-------------------------------------- ------------- --------------- --------------- -------------- ---------------
$21.03 - $21.09                             472,500       9.2 years          $21.09         13,600          $21.03
$33.88                                       60,200       8.1 years           33.88         12,040           33.88
-------------------------------------- ------------- --------------- --------------- -------------- ---------------
$21.03 - $33.88                             532,700       9.1 years          $22.54         25,640          $27.06

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share would have been the amounts indicated below:

In thousands, except per share data              2000            1999
                                          --------------- ---------------
Net earnings:
   As reported                                   $60,333         $52,330
   Pro forma                                     $59,873         $52,262
Net earnings per share (basic):
   As reported                                     $2.92           $2.41
   Pro forma                                       $2.89           $2.41
Net earnings per share (diluted):
   As reported                                     $2.90           $2.40
   Pro forma                                       $2.88           $2.40

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following weighted-average assumptions were made in estimating the fair value:

                                                  2000           1999
                                         --------------- ---------------
Dividend yield                                     3.9%            2.2%
Expected volatility                               26.7%           20.7%
Risk-free interest rate                            6.6%            4.9%
Expected lives                                 10 years        10 years

NOTE J. RETIREMENT BENEFIT PLANS


The Company sponsors defined-benefit pension plans covering full-time employees directly employed by Bandag, Incorporated, Bandag Licensing Corporation (BLC), Bandag Canada Ltd., TMS, and certain employees in the Company's European operations. Certain employees of TDS are also covered by defined-benefit plans. In addition to providing pension benefits, the Company provides certain postretirement medical benefits to certain individuals who retired from employment before January 1, 1993. Employees who retire after December 31, 1992 and are at least age 62 with 15 years of service of direct employment with Bandag, Incorporated, BLC, and Kendon Corporation are eligible for temporary medical benefits that cease at age 65.

The reconciliations of the benefit obligations, the reconciliations of the fair value of plan assets, and the reconciliations of funded status of the plans, as determined by consulting actuaries, are as follows:

                                                         Pension Benefits             Postretirement Benefits
In thousands                                         2000       1999      1998         2000       1999       1998
                                                 ------------------------------------------------------------------
Change in benefit obligations:
Benefit obligations at the beginning of the year    $73,638    $73,603    $62,305     $4,126     $4,432     $5,899
  Service cost                                        3,067      3,796      3,117        194        213        264
  Interest cost                                       5,383      4,785      4,326        304        283        407
  Participants' contributions                            50         51         40          -          -          -
  Plan amendments                                         -        347          -          -          -          -
  Exchange rate changes                                (90)        164      (180)          -          -          -
  Curtailment gain                                    (143)      (459)          -          -          -          -
  Settlement loss                                       351        190          -          -          -          -
  Special termination benefits                            -      5,629          -          -          -          -
  Settlement payments                               (1,007)      (898)          -          -          -          -
  Benefits paid                                     (4,453)    (2,125)    (2,232)      (192)       (67)       (85)
  Actuarial (gain) or loss                          (4,427)   (11,445)      6,227         55      (735)    (2,053)
                                                 ------------------------------------------------------------------
Benefit obligations at end of year                  $72,369    $73,638    $73,603     $4,487     $4,126     $4,432
                                                 ==================================================================

Change in plan assets at fair value:
Fair value of plan assets at beginning of year     $131,024   $115,347   $116,304         $-         $-         $-
  Actual return on plan assets                       21,922     18,378        966          -          -          -
  Employer contributions                                119        100        477        192         67         85
  Participants' contributions                            50         51         40          -          -          -
  Benefits paid                                     (4,453)    (2,125)    (2,232)      (192)       (67)       (85)
  Settlement payments                               (1,007)      (898)          -          -          -          -
  Exchange rate changes                               (103)        171      (208)          -          -          -
                                                 ------------------------------------------------------------------
Fair value of plan assets at end of year           $147,552   $131,024   $115,347         $-         $-         $-
                                                 ==================================================================

Reconciliation of funded status:
  Funded status                                     $75,183    $57,386    $41,744   $(4,487)   $(4,126)   $(4,432)
  Unrecognized actuarial gain                      (50,555)   (41,026)   (22,119)    (2,905)    (3,099)    (2,386)
  Unrecognized transition asset                     (2,802)    (3,509)    (4,171)          -          -          -
  Unrecognized prior service cost                       679        748        413         47         51         54
                                                 ------------------------------------------------------------------
  Prepaid (accrued) benefit cost                    $22,505    $13,599    $15,867   $(7,345)   $(7,174)   $(6,764)
                                                 ==================================================================

Weighted-average assumptions:
  Discount rate                                        7.5%       7.5%       6.5%       7.5%       7.5%       6.5%
  Rate of increase in future
  compensation                                         4.0%       4.0%       4.5%        N/A        N/A        N/A
  Expected long-term rate of return on assets          8.0%       8.0%       8.0%        N/A        N/A        N/A

Assets of the plans are principally invested in U.S. domestic common stocks, and short-term notes and bonds (fixed income securities) with maturities under five years.

Net periodic (benefit) cost is composed of the following:

                                                         Pension Benefits             Postretirement Benefits
In thousands                                          2000       1999       1998       2000       1999       1998
                                                 ------------------------------------------------------------------
Components of net periodic (benefit) cost:
  Service cost                                       $3,067     $3,796     $3,117       $194       $213       $264
  Interest cost                                       5,383      4,785      4,326        304        283        407
  Expected return on plan assets                   (10,300)    (9,262)    (9,421)          -          -          -
  Amortization of prior service cost                    111        110         88          4          3          3
  Amortization of transitional assets                 (789)      (820)      (749)          -          -          -
  Recognized actuarial gain                         (1,604)      (617)    (1,547)      (155)      (112)          -
                                                 ------------------------------------------------------------------
  Net periodic (benefit) cost                      $(4,132)   $(2,008)   $(4,186)       $347       $387       $674
                                                 ==================================================================

Additional (gain) or loss recognized due to:
  Curtailment                                        $(178)     $5,090         $-         $-         $-         $-
  Settlement                                          (684)      (184)          -          -          -          -

The assumed health care cost trend rate is 7% for 2001 and is assumed to decrease to 6% in 2002. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                    1-Percentage-  1-Percentage-
                                                   Point Increase Point Decrease
In thousands
Effect on total of service and interest cost components      $70           $(59)
Effect on postretirement benefit obligation                 $579          $(494)


The Company also sponsors defined-contribution plans, covering substantially all employees in the United States. Annual contributions are made in such amounts as determined by the Company's Board of Directors. Although employees may contribute up to 15% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company currently provides plans with a variety of contribution levels (including employee contribution match provisions). The Company recorded expense for contributions in the amount of $6,206,000, $5,837,000, and $5,370,000 in 2000, 1999, and 1998, respectively.

Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company's contributions to foreign plans were not significant in 2000, 1999, and 1998.

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

Option contracts that are designated as hedges are marked to market with realized and unrealized gains and losses deferred and recognized in earnings as an adjustment to sales when the future sales occur (the deferral accounting method). Realized and unrealized gains and losses on options that are not designated as hedges, that fail to be effective hedges, or that relate to sales that are no longer probable of occurring are included in income as foreign exchange gains or losses. The unrealized gains and losses are included in other assets and liabilities.

The Company periodically uses foreign currency forward exchange contracts to reduce its exposure to foreign currency risk from receivables denominated in foreign currencies and certain firm purchase commitments. For contracts that are designated and effective as hedges, discounts or premiums are accreted or amortized to other operating expenses over the contract lives using the straight-line method while the realized and unrealized gains and losses resulting from changes in the spot exchange rate, net of related taxes, are included in the cumulative translation adjustment account in shareholders' equity. The related amounts due to or from counterparties are included in other assets or other liabilities. Contract amounts, after considering tax effects, in excess of the carrying value of the Company's obligations are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses.

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

At December 31, 2000, 1999, and 1998, the Company had approximately $3,055,000, $7,688,000, and $4,781,000, respectively, in foreign currency forward exchange contracts and foreign currency option contracts designated and effective as hedges which become due in various amounts and at various dates through the following year. The difference between the contract amounts and their fair value, in the aggregate, was insignificant at December 31, 2000, 1999, and 1998.

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

Intersegment sales and transfers are recorded at fair market value less a discount between geographic areas within the Traditional Business. Transactions between the Traditional Business and TDS and between TDS and TMS are recorded at a value consistent with that to unaffiliated customers.

Other segment assets are principally cash and cash equivalents, investments, corporate office and related equipment, and assets relating to TMS and QDS operations.

The information regarding segment operations and other geographic information is presented on page 9 of this report, and is included herein by reference.

The following tables present information concerning net sales and long-lived assets for countries which exceed 5% of the respective totals:

Net Sales (a)                            Year Ended December 31
(In thousands)               2000                 1999                  1998
                        --------------------------------------------------------
United States              $718,834              $727,030              $762,549
Brazil                       61,723                54,935                73,488
Other                       215,502               230,700               223,632
                        --------------------------------------------------------
Consolidated               $996,059            $1,012,665            $1,059,669
                        ========================================================

Long-lived Assets (b)                        December 31
(In thousands)             2000                 1999                   1998
                        -------------------------------------------------------
United States             $190,096              $217,608              $224,277
Brazil                      17,522                17,434                27,030
Other                       31,857                30,986                37,278
                        -------------------------------------------------------
Consolidated              $239,475              $266,028              $288,585
                        =======================================================

(a)  Revenues are attributed to countries based on the location of customers.
(b)  Corporate long-lived assets are included in the United States.

NOTE M. SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 are summarized as follows:

                                                              Quarter Ended 2000
In thousands, except per share data              Mar. 31       Jun. 30      Sep. 30      Dec. 31
                                            -------------------------------------------------------
 Net sales                                        $224,289     $249,116      $269,905     $252,749
 Gross profit                                       87,448       94,965       101,102       91,189
 Net earnings                                       10,013       17,642        17,914       14,764
 Net earnings per share:
   Basic                                             $0.48        $0.85         $0.87        $0.72
   Diluted                                           $0.48        $0.85         $0.86        $0.71

                                                              Quarter Ended 1999
In thousands, except per share data              Mar. 31       Jun. 30      Sep. 30      Dec. 31
                                            -------------------------------------------------------
 Net sales                                        $224,138     $252,120      $273,240     $263,167
 Gross profit                                       88,940       98,792       103,118      101,889
 Net earnings                                       10,037       16,126        18,056        8,111
 Net earnings per share:
   Basic                                             $0.46        $0.74         $0.83        $0.38
   Diluted                                           $0.46        $0.73         $0.82        $0.38

Fourth quarter 1999 earnings reflect a non-recurring after-tax charge of $7,671,000 ($.35 per diluted share) as a result of a restructuring of North American operations which included a company-wide reduction in jobs through a combination of voluntary early retirements, the closure of a North American tread rubber manufacturing facility, and other position eliminations. See Note B.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

         The information called for by Item 10 (with respect to the directors of the registrant and with respect to the information required to be furnished under Rule 405 of Regulation S-K) is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2000. In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by
Item 10 has been included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION
-------  ----------------------

         The information called for by Item 11 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

         The information called for by Item 12 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

         The information called for by Item 13 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2000.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------  ----------------------------------------------------------------

(a)(1)   Financial Statements

         The following consolidated financial statements are included in Part II, Item 8:
                                                                            Page
                                                                            ----

         Consolidated Balance Sheets as of December 31, 2000, 1999 and
                  1998.......................................................25

         Consolidated Statements of Earnings for the Years Ended
                  December 31, 2000, 1999 and 1998...........................26

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2000, 1999 and 1998...........................27

         Consolidated Statements of Changes in Shareholders' Equity
                  for the Years Ended December 31, 2000, 1999 and 1998.......28

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

(3)      Exhibits

         Exhibit No.                        Description

         3.1 Bylaws: As amended May 2, 2000. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-Q for the quarter ended September 30, 2000.
         3.2 Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
         3.3 Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

         4.1 Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
         4.2 Note Purchase Agreement dated December 15, 1997 for $60,000,000 of 6.41% Senior Notes due December 15, 2002. (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the year ended December 31, 1997.)
         4.3 Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1997.)
         10.1* Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No.
                  10.1 to the Company's Form 10-K for the year ended December 31, 1999).
         10.2 U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)
         10.2(a) U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company's Form 10-K for the year ended December 31, 1996.)
         10.2(b) Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) to the Company's form 10-K for the year ended December 31, 1998.)
         10.3* Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 1996.)
         10.4* Nonqualified Stock Option Plan, as amended November 12, 1996 (Incorporated by reference to Exhibit No. 10.4 to the Company's Form 10-K for the year ended December 31, 1996.)
         10.5* Nonqualified Stock Option Agreement of Martin G. Carver dated November 13, 1987, as amended by an Addendum dated June 12, 1992. (Incorporated by reference to Exhibit No. 10.7 to the Company's Form 10-K for the year ended December 31, 1992.)
         10.6* Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as
                  Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.)
         10.7* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).
         10.8* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

         10.9*    Severance Agreement, dated as of May 4, 1999, by and between
                  Bandag, Incorporated and Sam Ferrise II (incorporated by
                  reference to Exhibit 10.3 to the Company's Form 10-Q/A for the
                  quarter ended June 30, 1999).
         10.10*   Severance Agreement, dated as of May 4, 1999, by and between
                  Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A for the
                  quarter ended June 30, 1999).
         10.11*   Severance Agreement, dated as of May 4, 1999, by and between
                  Bandag, Incorporated and John C. McErlane (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q/A for the
                  quarter ended June 30, 1999).
         10.12*   Termination Agreement between Bandag, Incorporated and Sam
                  Ferrise II, dated January 20, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000).
         10.13*   Tire Distribution Systems, Inc. Severance Agreement for Sam
                  Ferrise II, dated as of January 20, 2000, by and between Tire
                  Distribution Systems, Inc. and Sam Ferrise II (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000).
         10.14*   Bandag, Incorporated Stock Award Plan, as amended August 24,
                  1999 (incorporated by reference to Exhibit 10.13 to the
                  Company's Form 10-K for the fiscal year ended December 31,
                  1999).
         10.15*   Form of Nonqualified Stock Option Agreement under the Bandag,
                  Incorporated Stock Award Plan.
         10.16*   Description of Short-term Compensation Plan.
         21       Subsidiaries of Registrant.
         23       Consent of Independent Auditors


*Represents a management compensatory plan or arrangement.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed on October 27, 2000 reporting under Item 5. The Current Report included unaudited condensed consolidated balance sheets for the quarter ended September 30, 2000 and the year ended December 31, 1999, unaudited condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2000 and 1999, respectively, and unaudited condensed consolidated statements of cash flows for the nine months periods ended September 30, 2000 and 1999.


                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            BANDAG, INCORPORATED AND SUBSIDIARIES
                                                            COL. C
COL. A                                      COL. B          ADDITIONS         COL. D            COL. E
---------------------------------------- --------------- ---------------- ----------------- ---------------
                                                               (1)
                                           Balance at      Charged to                           Balance at
                                           Beginning       Costs and          Deductions -      End of
              DESCRIPTION                  of Period       Expenses           Describe          Period
                                         --------------- ---------------- ----------------- ---------------
Year ended December 31, 2000:               $20,761,000     $2,920,000       $7,871,000(1)     $15,810,000
  Allowance for doubtful accounts
Year ended December 31, 1999:
  Allowance for doubtful accounts           $18,724,000     $9,286,000       $7,249,000(1)     $20,761,000
Year ended December 31, 1998:
  Allowance for doubtful accounts           $12,707,000     $8,460,000       $2,443,000(1)     $18,724,000

(1)  Uncollectible accounts written off, net of recoveries and foreign exchange fluctuations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BANDAG, INCORPORATED
                                           By /s/ Martin G. Carver
                                              ---------------------------------
                                              Martin G. Carver
                                              Chairman of the Board,
                                              Chief Executive Officer,
                                              President and Director
                                              (Principal Executive Officer)
Date:    March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert T. Blanchard
-----------------------------------   ----------------------------------------
     Robert T. Blanchard                   Lucille A. Carver
     Director                              Director

/s/ Roy J. Carver, Jr.                /s/ Gary E. Dewel
-----------------------------------   ----------------------------------------
     Roy J. Carver, Jr.                    Gary E. Dewel
     Director                              Director

/s/ James R. Everline                 /s/ Phillip J. Hanrahan
-----------------------------------   ----------------------------------------
     James R. Everline                     Phillip J. Hanrahan
     Director                              Director

/s/ Edgar D. Jannotta                 /s/ R. Stephen Newman
-----------------------------------   ----------------------------------------
     Edgar D. Jannotta                     R. Stephen Newman
     Director                              Director

/s/ Martin G. Carver                  /s/ Warren W. Heidbreder
-----------------------------------   ----------------------------------------
     Martin G. Carver                      Warren W. Heidbreder
     Chairman of the Board,                Vice President, Chief Financial
     Chief Executive Officer,              Officer (Principal Financial Officer)
     President and Director
     (Principal Executive Officer)    /s/ Charles W. Vesey
                                      ----------------------------------------
                                           Charles W. Vesey
                                           Corporate Controller
                                           (Principal Accounting Officer)
Date:  March 29, 2001

                                  EXHIBIT INDEX
                                  -------------

         Exhibit No.                        Description

         3.1 Bylaws: As amended May 2, 2000. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-Q for the quarter ended September 30, 2000.
         3.2 Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
         3.3 Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
         4.1 Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
         4.2 Note Purchase Agreement dated December 15, 1997 for $60,000,000 of 6.41% Senior Notes due December 15, 2002. (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the year ended December 31, 1997.)
         4.3 Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1997.)
         10.1* Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No.
                  10.1 to the Company's Form 10-K for the year ended December 31, 1999.)
         10.2 U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)
         10.2(a) U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company's Form 10-K for the year ended December 31, 1996.)
         10.2(b) Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) tot he Company's form 10-K for the year ended December 31, 1998.)
         10.3* Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 1996.)
         10.4* Nonqualified Stock Option Plan, as amended November 12, 1996 (Incorporated by reference to Exhibit No. 10.4 to the Company's Form 10-K for the year ended December 31, 1996.)
         10.5* Nonqualified Stock Option Agreement of Martin G. Carver dated November 13, 1987, as amended by an Addendum dated June 12, 1992. (Incorporated by reference to Exhibit No. 10.7 to the Company's Form 10-K for the year ended December 31, 1992.)

         10.6*    Form of Participation Agreement under the Bandag, Incorporated
                  Restricted Stock Grant Plan. (Incorporated by reference as
                  Exhibit 10.7 to the Company's Form 10-K for the year ended
                  December 31, 1994.)
         10.7*    Severance Agreement, dated as of May 4, 1999, by and between
                  Bandag, Incorporated and Martin G. Carver (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q/A for the
                  quarter ended June 30, 1999).
         10.8*    Severance Agreement, dated as of May 4, 1999, by and between
                  Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).
         10.9*    Severance Agreement, dated as of May 4, 1999, by and between
                  Bandag, Incorporated and Sam Ferrise II (incorporated by
                  reference to Exhibit 10.3 to the Company's Form 10-Q/A for the
                  quarter ended June 30, 1999).
         10.10*   Severance Agreement, dated as of May 4, 1999, by and between
                  Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A for the
                  quarter ended June 30, 1999).
         10.11*   Severance Agreement, dated as of May 4, 1999, by and between
                  Bandag, Incorporated and John C. McErlane (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q/A for the
                  quarter ended June 30, 1999).
         10.12*   Termination Agreement between Bandag, Incorporated and Sam
                  Ferrise II, dated January 20, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000).
         10.13*   Tire Distribution Systems, Inc. Severance Agreement for Sam
                  Ferrise II, dated as of January 20, 2000, by and between Tire
                  Distribution Systems, Inc. and Sam Ferrise II (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000).
         10.14*   Bandag, Incorporated Stock Award Plan, as amended August 24,
                  1999 (incorporated by reference to Exhibit 10.13 to the
                  Company's Form 10-K for the fiscal year ended December 31,
                  1999).
         10.15*   Form of Nonqualified Stock Option Award Agreement under the
                  Bandag, Incorporated Stock Award Plan.
         10.16*   Description of Short-term Compensation Plan.
         21       Subsidiaries of Registrant.
         23       Consent of Independent Auditors


*Represents a management compensatory plan or arrangement.