Form 10-Q
period 2001-03-31
BANDAG INC
filed 2001-05-14
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 1-7007

                              BANDAG, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Iowa                                     42-0802143
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

 2905 North Highway 61, Muscatine, Iowa                   52761-5886
----------------------------------------                  -----------
(Address of principal executive offices)                  (Zip Code)

                                 (563) 262-1400
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
        -----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value; 9,076,415 shares as of April 30, 2001. Class A Common Stock, $1 par value; 9,524,549 shares as of April 30, 2001. Class B Common Stock, $1 par value; 2,038,585 shares as of April 30, 2001.

                      BANDAG, INCORPORATED AND SUBSIDIARIES



                                      INDEX

Part I: FINANCIAL INFORMATION                                               Page
                                                                             No.

     Item 1.  Financial Statements (Unaudited)

              Condensed consolidated balance sheets -
              March 31, 2001 and December 31, 2000                             3

              Condensed consolidated statements of earnings
              Three months ended March 31, 2001 and 2000                       4

              Condensed consolidated statements of cash flows
              Three months ended March 31, 2001 and 2000                       5

              Notes to condensed consolidated financial statements
              March 31, 2001                                                   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10


PART II: OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                13

Signatures                                                                    14

EXHIBITS:

Exhibit 10.1 Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan

PART 1.  FINANCIAL INFORMATION
                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1.  Financial Statements
Condensed Consolidated Balance Sheets
                                                     (Unaudited)
                                                      March 31,     December 31,
In thousands, except share data                         2001            2000
                                                     -----------    ------------
Assets
Current assets
  Cash and cash equivalents                          $   96,890      $   86,008
  Investments                                            10,766           7,377
  Accounts receivable, net                              144,835         177,103
  Inventories
    Finished products                                    89,924          84,156
    Material and work in process                         18,186          17,484
                                                     ----------       ---------
                                                        108,110         101,640
  Other current assets                                   55,413          55,051
                                                     ----------       ---------
      Total current assets                              416,014         427,179

Property, plant, and equipment                          507,844         502,807
Less accumulated depreciation and amortization         (334,010)       (325,651)
                                                     ----------       ---------
                                                        173,834         177,156

Intangible assets, net                                   59,428          62,319
Other assets                                             50,629          47,895
                                                     ----------       ---------
        Total assets                                 $  699,905       $ 714,549
                                                     ==========       =========

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                   $   18,574       $  18,294
  Accrued employee compensation and benefits             23,162          26,555
  Accrued marketing expenses                             23,137          29,630
  Other accrued expenses                                 32,482          36,729
  Income taxes payable                                   14,798          13,037
  Short-term notes payable and current
   portion of other obligations                           8,146           8,490
                                                     ----------       ---------
      Total current liabilities                         120,299         132,735

Long-term debt and other obligations                    104,790         105,163
Deferred income tax liabilities                           2,583           2,494
Shareholders' equity
  Common stock; $1.00 par value; authorized -
   21,500,000 shares; issued and outstanding -
   9,076,265 shares in 2001; 9,057,561 shares
   in 2000                                                9,076           9,058
  Class A common stock; $1.00 par value;
   authorized - 50,000,000 shares; issued and
   outstanding - 9,524,549 shares in 2001;
   9,465,445 shares in 2000                               9,525           9,465
  Class B common stock; $1.00 par value;
   authorized - 8,500,000 shares; issued and
   outstanding - 2,038,735 shares in 2001;
   2,038,745 shares in 2000                               2,039           2,039
  Additional paid-in capital                             10,513           8,256
  Retained earnings                                     480,997         484,987
  Foreign currency translation adjustment               (39,917)        (39,648)
                                                     ----------       ---------
      Total shareholders' equity                        472,233         474,157
                                                     ----------       ---------
        Total liabilities and shareholders' equity   $  699,905       $ 714,549
                                                     ==========       =========

See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Earnings


                                                       Three Months Ended
In thousands, except per share data                         March 31,
                                                      2001             2000
                                                  ------------     ------------

Net sales                                         $    209,242     $    224,289
Other income                                             4,280            3,868
                                                  ------------     ------------
                                                       213,522          228,157

Cost of products sold                                  134,487          136,841
Engineering, selling, administrative,
 and other expenses                                     73,172           71,613
Interest expense                                         1,884            2,289
                                                  ------------     ------------
                                                       209,543          210,743
                                                  ------------     ------------
Earnings before income taxes                             3,979           17,414
Income taxes                                             1,651            7,401
                                                  ------------     ------------
Net earnings                                      $      2,328     $     10,013
                                                  ============     ============

Net earnings per share - Basic                    $       0.11     $       0.48
Net earnings per share - Diluted                  $       0.11     $       0.48
Comprehensive net earnings                        $      2,059     $     10,254
Cash dividends per share                          $      0.305     $      0.295
Depreciation included in expense                  $      8,765     $      9,892
Goodwill amortization included in expense         $      2,523     $      2,411
Weighted average shares outstanding:
  Basic                                                 20,553           20,734
  Diluted                                               20,689           20,781


See notes to condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows


                                                          Three Months Ended
                                                               March 31,
                                                          2001          2000
                                                        ---------     ---------

Operating Activities
  Net earnings                                          $   2,328     $  10,013
  Provision for depreciation and amortization              11,288        12,303
  Increase in operating assets and liabilities, net        12,524        12,338
                                                        ---------     ---------
      Net cash provided by operating activities            26,140        34,654

Investing Activities
  Additions to property, plant, and equipment              (5,515)       (5,859)
  Purchases of investments                                 (4,300)       (3,740)
  Maturities of investments                                   911         2,331
  Payments for acquisitions of businesses                       -        (1,613)
                                                        ---------     ---------
      Net cash used in investing activities                (8,904)       (8,881)

Financing Activities
  Principal payments on short-term notes payable
   and long-term obligations                                 (236)         (222)
  Cash dividends                                           (6,272)       (6,127)
  Purchases of Common Stock and Class A Common Stock          (24)          (50)
                                                        ---------     ---------
      Net cash used in financing activities                (6,532)       (6,399)

Effect of exchange rate changes on cash and
 cash equivalents                                             178          (434)
                                                        ---------     ---------
  Increase in cash and cash equivalents                    10,882        18,940
Cash and cash equivalents at beginning of period           86,008        50,633
                                                        ---------     ---------
      Cash and cash equivalents at end of period        $  96,890     $  69,573
                                                        =========     =========

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements - Unaudited


Note A. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Note B. Comprehensive Net Earnings

Comprehensive net earnings for the three month periods ended March 31, 2001 and 2000 were as follows (in thousands):

                                                           Three Months Ended
                                                               March 31,
                                                           2001          2000
                                                        ---------     ----------

Net earnings                                            $  2,328      $  10,013
Other comprehensive income:
  Foreign currency translation                              (269)           241
                                                        --------      ---------
Comprehensive net earnings                              $  2,059      $  10,254
                                                        ========      =========


Note C. Tire Distribution Systems, Inc. (TDS) Operating Results

TDS results for the three month periods ended March 31, 2001 and 2000 were as follows (in thousands):

                                                              Three Months
                                                             Ended March 31,
                                                           2001          2000
                                                        ----------    ----------

Net sales                                               $  83,400     $  89,776
Goodwill amortization                                       2,372         2,367
Loss before interest and income taxes                      (5,269)       (2,889)
Intercompany sales from traditional
 retread business to TDS which have
 been eliminated in consolidation                       $  13,874     $  13,954

Note D. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           Three Months Ended
                                                                March 31,
                                                           2001          2000
                                                        ----------    ----------
Numerator:
  Net earnings                                          $    2,328    $   10,013

Denominator:
  Denominator for basic earnings per
   per share - weighted-average shares                      20,553        20,734

  Effect of dilutive securities:
    Non-vested restricted stock                                 39            38
    Stock options                                               97             9
                                                        ----------    ----------
      Dilutive potential common shares                         136            47

  Denominator for diluted earnings per
   share - weighted-average shares and
   dilutive potential common shares                         20,689        20,781
                                                        ==========    ==========

Net earnings per share:
  Basic                                                 $     0.11    $     0.48
                                                        ==========    ==========
  Diluted                                               $     0.11    $     0.48
                                                        ==========    ==========


Note E. Derivative Instruments and Hedging Activities

The Company adopted The Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," effective January 1, 2001. As of January 1, 2001, the impact of adoption of FAS 133 was not significant to the financial position of the Company. The Company enters into derivative financial instruments to manage the risks associated with certain aspects of its business, but does not actively trade such instruments, nor does it enter into such agreements for speculative purposes. However, in the first quarter of 2001, the Company did not designate the derivative instruments that it entered into as hedges. Accordingly, the fair values of the derivative instruments, $450,000 at March 31, 2001 is recorded as other current assets on the balance sheet, and changes in the fair values of these instruments are reflected in current income. The Company may elect to apply hedge accounting, which has different financial statement effects, to possible future transactions involving derivative instruments. Such an election would reduce earnings volatility that might otherwise result if changes in fair values were recognized in current income.

Note F. Legal Proceedings

Bandag, Incorporated vs. Michelin Retread Technologies, Incorporated et al., United States District Court for the Southern District of Iowa, 3-99-CV-80165.

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

On February 2, 2001, Michelin moved for a preliminary injunction against the Company and Bridgestone/ Firestone. Michelin sought broad-based relief. Among other things, Michelin asked the Court to prevent the Company from enforcing agreements with certain franchisees and from enforcing certain terms in other franchise agreements (including exclusivity provisions), communicating with Bridgestone/Firestone about certain subjects or engaging in any joint undertaking, merger or alliance with Bridgestone/Firestone. The preliminary injunction hearing took place on April 16-17, 2001. The Court denied Michelin's request for a preliminary injunction on May 4, 2001.

Note G. Operating Segment Information

The Company has two reportable operating segments: the Traditional Business and TDS. The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. The operations of the Traditional
Business segment are evaluated by worldwide geographic region. The Company's operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. The Company's operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central
Africa. This collection of countries is under one management group and is referred to internally as Europe. The Company's exports from North America to markets in the Caribbean, Central America, South America and Asian countries, along with operations in Brazil,
Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International.

TDS operates franchised retreading locations and commercial, retail, and wholesale outlets throughout the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers. Other includes results of operations for Tire Management Solutions, Inc. (TMS), Quality Design Systems, Inc. (QDS) and other corporate items.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes.
Intersegment sales and transfers between the Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

For the three months ended March 31 (in thousands):

                                    Traditional Business                        TDS                Other            Consolidated
                  -----------------------------------------------------         ---                -----            ------------
                    North America         Europe         International
                    2001     2000     2001      2000     2001     2000     2001      2000      2001      2000      2001      2000
Net sales to
 unaffiliated
 customers        $76,825  $78,406  $17,516   $21,074  $25,775  $30,251  $82,872   $88,993   $ 6,254   $ 5,565   $209,242  $224,289

Transfers
 between segments  17,050   15,991      192       179    1,123        -      528       783         -        -      18,893    16,953

Operating
 earnings (loss)   14,720   15,983      (68)    4,130    2,947    4,930   (5,269)   (2,889)   (8,311)   (4,030)     4,019    18,124
Interest income         -        -        -        -         -       -         -         -     1,844     1,579      1,844     1,579
Interest expense        -        -        -        -         -       -         -         -    (1,884)   (2,289)    (1,884)   (2,289)
                  -------  -------  -------   -------  -------  -------  -------   -------   -------   -------   --------  --------
Earnings (loss)
 before income
 taxes            $14,720  $15,983  $   (68)  $ 4,130  $ 2,947  $ 4,930  $(5,269)  $(2,889)  $(8,351)  $(4,740)  $  3,979  $ 17,414
                  =======  =======  =======   =======  =======  =======  =======   =======   =======   =======   ========  ========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Results include the Company's two reportable operating segments - its Traditional Business and Tire Distribution Systems, Inc. (TDS) - as well as Tire Management Solutions, Inc. (TMS) and Quality Design Systems, Inc. (QDS).

Consolidated and Traditional Business net sales for the quarter ended March 31, 2001 were 7% lower than the prior year period. The decrease in consolidated and Traditional Business net sales primarily resulted from an 11% decline in retread material unit volume for the quarter ended March 31, 2001. Net sales were also unfavorably affected by the lower translated value of the Company's foreign-currency-denominated sales, particularly the euro, Brazilian real and South African rand. However, the lower sales volume and negative translation effect were partially offset by price increases and an increase in equipment sales. The decrease in retread material unit volume reflects the sluggish business conditions and more intense competition throughout the truck tire industry worldwide. The slowed economy reduced demand for trucking services. High energy prices during the quarter further complicated conditions for the truck tire industry by increasing costs of oil-derived raw materials for tread rubber and pushing production costs higher. TDS net sales decreased 7% for the quarter ended March 31, 2001 from the prior year period due to the general economic conditions. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to the first quarter in previous years in that it is seasonally the slowest quarter for both sales and earnings. Both segments were similarly affected.

The consolidated and Traditional Business gross profit margins for the quarter ended March 31, 2001 decreased 3.3 and 4.6 percentage points from the prior year period, respectively, reflecting higher raw material and energy costs across all business segments and geographic areas.

Consolidated operating and other expenses increased 2% for the quarter ended March 31, 2001 compared to the prior year period. The increase in operating and other expenses resulted from increased expenses in connection with the previously announced Michelin Litigation. Expenses for the Michelin litigation for the quarter ended March 31, 2001 were approximately $4,000,000 as compared to $50,000 for the prior year period. Exclusive of these expenses, consolidated operating and other expenses decreased 4 percent from the prior year period. Net earnings for the quarter ended March 31, 2001 were down 77% from the prior year period and diluted earnings per share decreased to $.11, down from diluted earnings per share of $.48 in the prior year period.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America for the quarter ended March 31, 2001 were 1% below the prior year period primarily due to an 11% lower retread material unit volume. The decrease in net sales was less than the shortfall in retread material unit volume due to a price increase in April of 2000 in the United States and Canada and an increase in equipment sales. The decrease in retread material unit volume reflects the sluggish business conditions and more intense competition throughout the truck tire industry worldwide. A 13% increase in average raw material costs in the United States and Canada was partially offset by April 2000 price increases, resulting in a 5.4 percentage point decrease in North America's gross margin for the quarter ended March 31, 2001 from the prior year period. North American operating and other expenses for the quarter ended March 31, 2001 were 13% lower than the prior year period due to lower marketing program costs and a lower provision for bad debts. For the quarter ended March 31, 2001, lower sales were partially offset by lower operating and other expenses, resulting in an 8% decrease in earnings before income taxes from the prior year period.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe for the quarter ended March 31, 2001 declined 17% from the prior year period on a retread material unit volume decrease of 11%. The spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of the euro and lower equipment sales. Gross profit margin for the quarter ended March 31, 2001 was 10.2 percentage points lower than the prior year period due to higher material costs. Operating expenses for the quarter ended March 31, 2001 decreased 13% from the prior year period, due to the lower translated value of the euro and lower project and marketing program costs. Principally as a result of a lower gross margin, earnings before income taxes for the quarter ended March 31, 2001 decreased 102% from the prior year period.

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asian countries, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter ended March 31, 2001 declined 11% from the prior year period as a result of a 12% decrease in retread material unit volume. The spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of the Brazilian real and South African rand, partially offset by price increases. The gross profit margin for the quarter ended March 31, 2001 decreased 2.1 percentage points from the prior year period due mainly to higher raw material costs. An increase in the provision for bad debts, personnel-related costs and marketing program costs were partially offset by the lower translated value of the Brazilian real and South African rand, resulting in a 15% increase in International operating expenses for the quarter ended March 31, 2001 over the prior year period. Earnings before income taxes for the quarter ended March 31, 2001 decreased 40% from the prior year period primarily due to the reduction in sales.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter ended March 31, 2001 decreased 7% from the prior year period. The decrease in net sales resulted from the slowed economy's effect on the demand for trucking services. Price increases were unable to offset higher product costs and the lower sales volume reduced manufacturing absorption and dealer rebates, resulting in a 2.1 percentage point decrease in gross profit margin from the prior year period. TDS's operating expenses as a percentage of sales for the quarter ended March 31, 2001 are 1-percentage-point higher than the prior year period. Primarily as a result of the lower sales volume, TDS recorded a loss before interest and taxes of $5,269,000 for the quarter ended March 31, 2001 as compared to a loss before interest and taxes of $2,889,000 in the prior year period.

Financial Condition:

Operating Activities

Net cash provided by operating activities for the quarter ended March 31, 2001 was $8,514,000 less than the amount for the same period last year, primarily due to a reduction in net earnings.

Investing Activities

The Company spent $5,515,000 on capital expenditures through March 31, 2001, compared to $5,859,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flows. The Company did not have any acquisitions for the quarter ended March 31, 2001, compared to $1,613,000 spent on a tire dealership acquisition in the same period last year.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's purchases of investments exceeded maturities by $3,389,000 during the three months, bringing total investments to approximately $11,816,000 as of March 31, 2001, which includes $1,050,000 classified as long-term.

Financing Activities

Cash dividends totaled $6,272,000 for the first quarter, compared to $6,127,000 for the same period last year. The Company purchased 605 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $24,000 during the three months ended March 31, 2001. Cash dividends and stock purchases were funded from operational cash flows. As of March 31, 2001, the Company had $98,413,000 in funds available under unused lines of credit.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed on February 5, 2001. The Current Report included unaudited condensed consolidated balance sheets for the years ended December 31, 2000 and 1999, unaudited condensed consolidated statements of earnings for the three and twelve month periods ended December 31, 2000 and 1999, respectively, and unaudited condensed consolidated statements of cash flows for the twelve months ended December 31, 2000 and 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BANDAG, INCORPORATED
                                       (Registrant)



Date:      May 14, 2001                /s/ Martin G. Carver
                                       -----------------------------------------
                                       Martin G. Carver
                                       Chairman and Chief Executive Officer



Date:      May 14, 2001                /s/ Warren W. Heidbreder
                                       -----------------------------------------
                                       Warren W. Heidbreder
                                       Vice President, Chief Financial Officer

                                  Exhibit Index

Exhibit
Number              Exhibit
-------             -------

10.1 Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan