Form 10-Q
period 2001-06-30
BANDAG INC
filed 2001-08-13
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 1-7007

                              BANDAG, INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

                  Iowa                                42-0802143
-----------------------------------------          ------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

2905 North Highway 61, Muscatine, Iowa                    52761-5886
-----------------------------------------          ------------------------
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

Common Stock, $1 par value; 9,076,430 shares as of July 31, 2001.
Class A Common Stock, $1 par value; 9,524,549 shares as of July 31, 2001. Class B Common Stock, $1 par value; 2,038,570 shares as of July 31, 2001.

                      BANDAG, INCORPORATED AND SUBSIDIARIES




                                      INDEX

Part I: FINANCIAL INFORMATION                                           Page No.

  Item  1.    Financial Statements (Unaudited)

              Condensed consolidated balance sheets -
              June 30, 2001 and December 31, 2000                             3

              Condensed consolidated statements of earnings - Three
              months ended June 30, 2001 and 2000;
              Six months ended June 30, 2001 and 2000                         4

              Condensed consolidated statements of cash flows -
              Six months ended June 30, 2001 and 2000                         5

              Notes to condensed consolidated financial statements -
              June 30, 2001                                                   6

  Item  2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10


PART II: OTHER INFORMATION

  Item  4.    Submission of Matters to a Vote of Security Holders            13

  Item  6.    Exhibits and Reports on Form 8-K                               13

Signatures                                                                   14

EXHIBITS:

Exhibit 10.1 Amendment to Bandag, Incorporated Stock Award Plan, as approved by the Company's shareholders on May 15, 2001.

PART 1. FINANCIAL INFORMATION
                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item  1.  Financial Statements
Condensed Consolidated Balance Sheets

                                                             (Unaudited)
                                                               June 30,         December 31,
In thousands, except share data                                  2001               2000
                                                             ------------       -------------
Assets
Current assets
  Cash and cash equivalents                                  $     93,192       $     86,008
  Investments                                                       6,976              7,377
  Accounts receivable, net                                        160,390            177,103
  Inventories
     Finished products                                             90,304             84,156
     Material and work in process                                  18,416             17,484
                                                             -------------      -------------
                                                                  108,720            101,640
  Other current assets                                             57,852             55,051
                                                             -------------      -------------
      Total current assets                                        427,130            427,179

Property, plant, and equipment                                    502,202            502,807
Less accumulated depreciation and amortization                    (335,199)          (325,651)
                                                             -------------      -------------
                                                                  167,003            177,156

Intangible assets, net                                             56,921             62,319
Other assets                                                       53,209             47,895
                                                             -------------      -------------
        Total assets                                         $    704,263       $    714,549
                                                             =============      =============

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                           $     17,961       $     18,294
  Accrued employee compensation and benefits                       19,045             26,555
  Accrued marketing expenses                                       24,207             29,630
  Other accrued expenses                                           32,704             36,729
  Income taxes payable                                             23,224             13,037
  Short-term notes payable and current portion
    of other obligations                                            8,441              8,490
                                                             -------------      -------------
      Total current liabilities                                   125,582            132,735

Long-term debt and other obligations                              103,562            105,163
Deferred income tax liabilities                                     3,964              2,494
Shareholders' equity
  Common stock; $1.00 par value; authorized -
     21,500,000 shares; issued and
     outstanding - 9,076,415 shares in 2001;
     9,057,561 shares in 2000                                       9,076              9,058
  Class A common stock; $1.00 par value; authorized -
     50,000,000 shares; issued and outstanding -
     9,524,549 shares in 2001; 9,465,445 shares in 2000             9,525              9,465
  Class B common stock; $1.00 par value; authorized -
     8,500,000 shares; issued and outstanding -
     2,038,585 shares in 2001; 2,038,745 shares in 2000             2,039              2,039
  Additional paid-in capital                                       10,513              8,256
  Retained earnings                                               484,214            484,987
  Foreign currency translation adjustment                          (44,212)           (39,648)
                                                             -------------      -------------
      Total shareholders' equity                                  471,155            474,157
                                                             -------------      -------------
        Total liabilities and shareholders' equity           $    704,263       $    714,549
                                                             =============      =============

See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings
                                                     Three Months Ended                 Six Months Ended
In thousands, except per share data                       June 30,                          June 30,
                                                    2001             2000              2001            2000
                                                 ------------    -------------     -------------    ------------
Net sales                                        $   244,758     $    249,116      $    454,000     $   473,405
Other income                                           4,479            3,729             8,759           7,597
                                                 ------------    -------------     -------------    ------------
                                                     249,237          252,845           462,759         481,002

Cost of products sold                                154,579          154,151           289,066         290,992
Engineering, selling,
  administrative and other expenses                   76,301           66,784           149,473         138,397
Interest expense                                       1,923            2,050             3,807           4,339
                                                 ------------    -------------     -------------    ------------
                                                     232,803          222,985           442,346         433,728
                                                 ------------    -------------     -------------    ------------
Earnings before income taxes                          16,434           29,860            20,413          47,274
Income taxes                                           6,922           12,218             8,573          19,619
                                                 ------------    -------------     -------------    ------------
Net earnings                                     $     9,512     $     17,642      $     11,840     $    27,655
                                                 ============    =============     =============    ============

Net earnings per share - Basic                   $      0.46     $       0.85      $       0.58     $      1.33
Net earnings per share - Diluted                 $      0.46     $       0.85      $       0.57     $      1.33
Comprehensive net earnings                       $     5,217     $     14,587      $      7,276     $    24,841
Cash dividends per share                         $     0.305     $      0.295      $      0.610     $     0.590
Depreciation included in expense                 $     7,929     $      9,325      $     16,694     $    19,217
Goodwill amortization included in expense        $     2,519     $      2,487      $      5,042     $     4,898
Weighted average shares outstanding:
  Basic                                               20,578           20,735            20,566          20,734
  Diluted                                             20,667           20,779            20,689          20,787


See notes to condensed consolidated financial statements.

                     BANDAG, INCORPORATED AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Cash Flows

                                                         Six Months Ended
                                                             June 30,
                                                         2001        2000
                                                       --------    --------

Operating Activities
  Net earnings                                         $ 11,840    $ 27,655
  Provision for depreciation and amortization            21,736      24,115
  Increase in operating assets and liabilities, net      (4,523)     (8,772)
                                                       --------    --------
      Net cash provided by operating activities          29,053      42,998

Investing Activities
  Additions to property, plant, and equipment            (9,517)    (11,328)
  Purchases of investments                               (4,300)     (7,835)
  Maturities of investments                               4,701       4,346
  Payments for acquisitions of businesses                  --        (4,607)
                                                       --------    --------
      Net cash used in investing activities              (9,116)    (19,424)

Financing Activities
  Principal payments on short-term notes payable
    and long-term obligations                              (375)       (503)
  Cash dividends                                        (12,567)    (12,255)
  Purchases of Common Stock and Class A Common Stock        (24)        (60)
                                                       --------    --------
      Net cash used in financing activities             (12,966)    (12,818)

Effect of exchange rate changes on cash and
  cash equivalents                                          213      (1,024)
                                                       --------    --------
  Increase in cash and cash equivalents                   7,184       9,732
Cash and cash equivalents at beginning of period         86,008      50,633
                                                       --------    --------
      Cash and cash equivalents at end of period       $ 93,192    $ 60,365
                                                       ========    ========

See notes to condensed consolidated financial statements.

                     BANDAG, INCORPORATED AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements - Unaudited


Note A. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note B. Comprehensive Net Earnings

Comprehensive net earnings for the three and six month periods ended June 30, 2001 and 2000 were as follows (in thousands):

                                         Three Months Ended                  Six Months Ended
                                              June 30,                          June 30,
                                        2001             2000             2001             2000
                                    ------------     ------------    --------------    -------------
Net earnings                        $     9,512       $   17,642      $     11,840      $     27,655
Other comprehensive income:
  Foreign currency translation           (4,295)          (3,055)           (4,564)           (2,814)
                                    ------------     ------------    --------------    --------------
Comprehensive net earnings          $     5,217       $   14,587      $      7,276      $     24,841
                                    ============     ============    ==============    ==============

Note C. Tire Distribution Systems, Inc. (TDS) Operating Results

TDS results for the three and six month periods ended June 30, 2001 and 2000 were as follows (in thousands):

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                            2001            2000              2001             2000
                                                        ------------     ------------     ------------     ------------
Net sales                                               $   104,826      $   104,978      $     188,226     $    194,754
Goodwill amortization                                         2,358            2,387              4,730            4,754
Income (loss) before interest and income taxes                 (902)           1,878             (6,171)          (1,011)
Intercompany sales from traditional
  retread business to TDS which have
  been eliminated in consolidation                      $    14,461      $    14,492      $      28,335     $     28,446


                     BANDAG, INCORPORATED AND SUBSIDIARIES

Note D. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2001        2000        2001        2000
                                           ---------    -------    ---------   ---------
Numerator:
  Net earnings                              $ 9,512     $17,642     $11,840     $27,655

Denominator:
  Denominator for basic earnings
    per share - weighted-average shares      20,578      20,735      20,566      20,734

  Effect of dilutive securities:
    Non-vested restricted stock                  61          36          49          27
    Stock options                                28          25          74          26
                                            -------     -------     -------     -------
      Dilutive potential common shares           89          61         123          53

  Denominator for diluted earnings per
    share - weighted-average shares and
    dilutive potential common shares         20,667      20,796      20,689      20,787
                                            =======     =======     =======     =======

Net earnings per share:
  Basic                                     $  0.46     $  0.85     $  0.58     $  1.33
                                            =======     =======     =======     =======

  Diluted                                   $  0.46     $  0.85     $  0.57     $  1.33
                                            =======     =======     =======     =======

Note E. Derivative Instruments and Hedging Activities

The Company adopted The Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," effective January 1, 2001. As of January 1, 2001, the impact of adoption of FAS 133 was not significant to the financial position of the Company. The Company enters into derivative financial instruments to manage the risks associated with certain aspects of its business, but does not actively trade such instruments, nor does it enter into such agreements for speculative purposes. However, in the first and second quarters of 2001, the Company did not designate the derivative instruments that it entered into as hedges. Accordingly, the fair values of the derivative instruments, $26,000 at June 30, 2001 is recorded as other current assets on the balance sheet, and changes in the fair values of these instruments are reflected in current income. The Company may elect to apply hedge accounting, which has different financial statement effects, to possible future transactions involving derivative instruments. Such an election would reduce earnings volatility that might otherwise result if changes in fair values were recognized in current income.

                     BANDAG, INCORPORATED AND SUBSIDIARIES

Note F. New Accounting Standards

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $10,100,000 or $.49 per share per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


Note G. Legal Proceedings

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

                     BANDAG, INCORPORATED AND SUBSIDIARIES

Note H. Operating Segment Information

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

For the three months ended June 30 (in thousands):

                                            Traditional Business                                   TDS
                     --------------------------------------------------------------------
                         North America             Europe              International
                        2001      2000        2001       2000        2001        2000        2001       2000
Net sales
 to unaffiliated
 customers           $ 90,332   $ 86,826   $ 16,119   $  21,008   $  27,452   $  30,670   $ 104,239   $ 104,213

Transfers between
 segments              16,561     17,043         77         124       1,101           -         587         765

Operating earnings
 (loss)                22,601     24,948      1,360       4,150       2,634       4,660        (902)      1,878
Interest income          -           -          -          -            -          -            -           -
Interest expense         -           -          -          -            -          -            -           -
                     --------   --------   --------   ---------   ---------   ---------   ---------   ---------
Earnings (loss)
 before income
 taxes               $ 22,601   $ 24,948   $  1,360   $   4,150   $   2,634   $   4,660   $    (902)  $   1,878
                     ========   ========   ========   =========   =========   =========   =========   =========

                              Other                 Consolidated

                        2001         2000         2001         2000
Net sales
 to unaffiliated
 customers            $  6,616    $   6,399    $  244,758     $249,116

Transfers between
 segments                    -        -            18,326       17,932

Operating earnings
 (loss)                 (9,155)      (5,119)       16,538       30,517
Interest income          1,819        1,393         1,819        1,393
Interest expense        (1,923)      (2,050)       (1,923)      (2,050)
                      --------    ---------    ----------    ---------
Earnings (loss)
 before income
 taxes                $ (9,259)   $  (5,776)   $   16,434     $ 29,860
                      ========    =========    ==========    =========

For the six months ended June 30 (in thousands):

                                            Traditional Business                                   TDS
                     --------------------------------------------------------------------
                         North America             Europe              International
                        2001      2000        2001       2000        2001        2000        2001       2000
Net sales
 to unaffiliated
 customers           $ 167,157  $ 165,232  $  33,635  $  42,082   $  53,227   $   60,921  $ 187,111   $ 193,206

Transfers between
 segments               33,611     33,034        269        303       2,224           -       1,115       1,548

Operating earnings
 (loss)                 37,321     40,931      1,292      8,280       5,581        9,590     (6,171)     (1,011)
Interest income           -           -          -         -            -           -           -           -
Interest expense          -           -          -         -            -           -           -           -
                     ---------  ---------  ---------  ----------  ---------   ----------  ---------    --------
Earnings (loss)
 before income
 taxes               $  37,321  $  40,931  $   1,292  $   8,280   $   5,581   $    9,590  $  (6,171)   $ (1,011)
                     =========  =========  =========  ==========  =========   ==========  =========    ========


                              Other                 Consolidated


                        2001         2000         2001         2000
Net sales
 to unaffiliated
 customers           $  12,870    $  11,964    $454,000       $473,405

Transfers between
 segments                   -            -       37,219         34,885

Operating earnings
 (loss)                (17,466)      (9,149)     20,557         48,641
Interest income          3,663        2,972       3,663          2,972
Interest expense        (3,807)      (4,339)     (3,807)        (4,339)
                     ---------     --------    --------        -------
Earnings (loss)
 before income
 taxes               $ (17,610)   $ (10,516)   $ 20,413       $ 47,274
                     =========    =========    ========       ========


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

Consolidated net sales for the quarter and year-to-date periods ended June 30, 2001 were 2% and 4% lower than the prior year periods, respectively, on a 3% and 5% decrease in Traditional Business net sales, respectively. The decrease in consolidated and Traditional Business net sales primarily resulted from a 5% and 8% decline in retread material unit volume for the quarter and year-to-date periods ended June 30, 2001, respectively. Net sales were also unfavorably affected by the lower translated value of the Company's foreign-currency-denominated sales, particularly the euro, Brazilian real and South African rand. However, the lower sales volume and negative translation effect were partially offset by price increases and an increase in equipment sales. While tread volume was down, the Company's tread volume trend showed improvement in most geographic areas, particularly in North America. However, there continues to be weakness in Europe and Latin America. TDS net sales decreased 3% for the year-to-date period ended June 30, 2001 from the prior year period due to the general economic conditions. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to previous years in that it is seasonally stronger than the first quarter for both sales and earnings. Both segments were similarly affected.

A 5% increase in average raw material costs in the United States for the second quarter was partially offset by a May price increase in the United States, leaving the consolidated and Traditional Business gross profit margins for the quarter ended June 30, 2001 1.3 and 0.7 percentage points lower than the prior year period, respectively. The consolidated and Traditional Business gross profit margins for the year-to-date period ended June 30, 2001 decreased 2.2 and
2.5 percentage points from the prior year period, respectively, reflecting the 9% increase in average raw material costs in the United States for the year.

Consolidated operating and other expenses for the quarter and year-to-date periods ended June 30, 2001 increased 15% and 8% from the prior year periods, respectively. Traditional Business operating and other expenses for the quarter and year-to-date periods ended June 30, 2001 increased 19% and 10% from the prior year periods, respectively. The increase in operating and other expenses primarily resulted from increased expenses in connection with the previously announced Michelin Litigation. Expenses for the Michelin litigation for the quarter and year-to-date periods ended June 30, 2001 were approximately $4,700,000 and $8,700,000, respectively as compared to $1,200,000 and $1,250,000 for the prior year periods, respectively. The Company currently estimates that expenses for the Michelin litigation in 2001 will range from $17,000,000 to $19,000,000 on a pre-tax basis. Net earnings for the quarter ended June 30, 2001 were down 46% from the prior year period and diluted earnings per share decreased to $.46, down from diluted earnings per share of $.85 in the prior year period. Net earnings for the year-to-date period ended June 30, 2001 were down 57% from the prior year period and diluted earnings per share decreased to $.57, down from diluted earnings per share of $1.33 in the prior year period.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America for the quarter and year-to-date periods ended June 30, 2001 were 3% and 1% above the prior year periods,

                     BANDAG, INCORPORATED AND SUBSIDIARIES


respectively, primarily due to an increase in equipment sales. Net sales for the quarter and year-to-date periods ended June 30, 2001 were unfavorably impacted by a 2% and 7% decline in retread material unit volume, respectively, which was partially offset by a May price increase in the United States and Canada and an increase in equipment sales. An increase in average raw material costs in the United States and Canada was partially offset by May price increases, resulting in a 2.5 percentage point decrease in North America's gross margin for the year-to-date period ended June 30, 2001 from the prior year period. North American operating and other expenses for the quarter and year-to-date period ended June 30, 2001 were 22% and 2% higher than the prior year periods, respectively, primarily due to continued efforts to build capabilities and strengthen alliances throughout the Bandag distribution network. For the quarter and year-to-date periods ended June 30, 2001, slightly higher sales were offset by increased operating and other expenses, resulting in a 9% decrease in earnings before income taxes from the prior year periods.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe for the quarter and year-to-date periods ended June 30, 2001 declined 23% and 20% from the prior year periods, respectively. Retread material unit volume decreased 17% and 14% from the prior year periods, respectively. The spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of the euro. Gross profit margin for the quarter and year-to-date periods ended June 30, 2001 was 5.1 and 7.7 percentage points lower than the prior year periods, respectively, due to higher material costs. Operating expenses for the quarter and year-to-date periods ended June 30, 2001 decreased 2% and 10% from the prior year periods, respectively, due to the lower translated value of the euro and lower personnel related costs. Principally as a result of a lower gross margin, earnings before income taxes for the quarter and year-to-date periods ended June 30, 2001 decreased 67% and 84% from the prior year periods, respectively.

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asian countries, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter and year-to-date periods ended June 30, 2001 declined 7% and 9% from the prior year periods, respectively, as a result of a 3% and 9% decrease in retread material unit volume, respectively. The spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of the Brazilian real and South African rand, partially offset by price increases. The gross profit margin for the quarter and year-to-date periods ended June 30, 2001 decreased 2.8 and 2.4 percentage points from the prior year periods, respectively, due mainly to higher raw material costs. Operating expenses for the quarter ended June 30, 2001 decreased 8% from the prior year period primarily due to the lower translated value of the Brazilian real. Operating expenses for the year-to-date period ended June 30, 2001 increased 2% from the prior year period due to increases in the provision for bad debts and marketing program costs which were partially offset by the lower translated value of the Brazilian real and South African rand. Earnings before income taxes for the quarter and year-to-date periods ended June 30, 2001 decreased 43% and 42% from the prior year periods, respectively, primarily due to the reduction in sales.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the year-to-date period ended June 30, 2001 decreased 3% from the prior year period. TDS net sales for the quarter ended June 30, 2001 was up slightly from the prior year period. The decrease in year-to-date net sales resulted from the slowed economy's effect on the demand for trucking services.

                     BANDAG, INCORPORATED AND SUBSIDIARIES

Price increases were unable to fully offset higher product costs, and the lower sales volume reduced manufacturing absorption and dealer rebates, resulting in a
2.1 percentage point decrease in gross profit margin for the quarter and year-to-date periods ended June 30, 2001 from the prior year periods. The gross profit was also impacted by the lower mix of retreads sold during the period which typically experience higher gross profits relative to commercial truck tires (new tires). The ratio of retreads to new tires declined during both the quarter and year-to-date periods. TDS's operating expenses as a percentage of sales for the quarter and year-to-date periods ended June 30, 2001 were 0.5 and
0.6 percentage points higher than the prior year periods, respectively. Primarily as a result of the lower sales volume, TDS recorded a loss before interest and taxes of $902,000 and $6,171,000 for the quarter and year-to-date periods ended June 30, 2001, respectively, as compared to income before interest and taxes of $1,878,000 and a loss before interest and taxes of $1,011,000 for the prior year periods, respectively.

Financial Condition:

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2001 was $13,945,000 less than the amount for the same period last year, primarily due to a reduction in net earnings.

Investing Activities

The Company spent $9,517,000 on capital expenditures through June 30, 2001, compared to $11,328,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flows. The Company did not have any acquisitions for the six months ended June 30, 2001, compared to $4,607,000 spent on a tire dealership acquisition in the same period last year.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's maturities of investments exceeded purchases by $401,000 during the six months, resulting in total investments of approximately $8,026,000 as of June 30, 2001, which includes $1,050,000 classified as long-term.

Financing Activities

Cash dividends totaled $6,295,000 and $12,567,000 for the quarter and year-to-date periods, respectively, compared to $6,128,000 and $12,255,000 for the same periods last year. The Company purchased 605 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $24,000 during the six months ended June 30, 2001. Cash dividends and stock purchases were funded from operational cash flows. As of June 30, 2001, the Company had $98,413,000 in funds available under unused lines of credit.

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the shareholders of the Company was held on May 15, 2001.

(b) Three matters were voted upon at the annual meeting. First, the following three nominees, all of whom were incumbent directors, were elected as directors for a three-year term ending in 2004 by the following vote:

Name                       Votes For         Votes Against       Abstentions
----                       ---------         -------------       -----------
Roy J. Carver, Jr.         27,432,287          194,404             800,695
James R. Everline          27,657,844          119,696             649,846
Phillip J. Hanrahan        27,660,261          116,311             650,814

          A vote was held to act upon a proposal to amend the Bandag, Incorporated Stock Award Plan. The shareholders ratified the proposal by the following vote:

                                                                      Broker
Votes For              Votes Against          Abstentions           Non-Votes
---------              -------------          -----------           ---------
24,666,091             3,189,856              32,194                539,246

          Shareholders also voted upon a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2001. The shareholders ratified the selection by the following vote:

Votes For                      Votes Against                  Abstentions
---------                      -------------                  -----------
28,408,167                     11,941                         7,278

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Amendment to Bandag, Incorporated Stock Award Plan, as approved by the Company's shareholders on May 15, 2001 (incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement of Bandag, Incorporated for the Annual Meeting of the Shareholders held on May 15, 2001 [File No. 1-7007])

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         BANDAG, INCORPORATED
             (Registrant)



Date:      August 10, 2001              /s/ Martin G. Carver
                                        --------------------
                                        Martin G. Carver
                                        Chairman and Chief Executive Officer



Date:      August 10, 2001              /s/ Warren W. Heidbreder
                                        ------------------------
                                        Warren W. Heidbreder
                                        Vice President, Chief Financial Officer

                                  Exhibit Index

Exhibit
Number                     Exhibit

  10.1 Amendment to Bandag, Incorporated Stock Award Plan, as approved by the Company's shareholders on May 15, 2001 (incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement of Bandag, Incorporated for the Annual Meeting of the Shareholders held on May 15, 2001 [File No. 1-7007])