Form 10-Q
period 2001-09-30
BANDAG INC
filed 2001-11-14
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                          Commission file number 1-7007

                              BANDAG, INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

                     Iowa                                42-0802143
   ------------------------------------------      --------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

   2905 North Highway 61, Muscatine, Iowa                  52761-5886
   ------------------------------------------      --------------------------
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

Common Stock, $1 par value; 9,076,430 shares as of October 31, 2001.
Class A Common Stock, $1 par value; 9,524,549 shares as of October 31, 2001. Class B Common Stock, $1 par value; 2,038,570 shares as of October 31, 2001.

                      BANDAG, INCORPORATED AND SUBSIDIARIES





                                      INDEX

Part I: FINANCIAL INFORMATION                                           Page No.

     Item 1.  Financial Statements (Unaudited)

              Condensed consolidated balance sheets -
              September 30, 2001 and December 31, 2000                       3

              Condensed consolidated statements of earnings - Three
              months ended September 30, 2001 and 2000;
              Nine months ended September 30, 2001 and 2000                  4

              Condensed consolidated statements of cash flows -
              Nine months ended September 30, 2001 and 2000                  5

              Notes to condensed consolidated financial statements -
              September 30, 2001                                             6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10


PART II: OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              13

Signatures                                                                  14

PART 1. FINANCIAL INFORMATION
                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1.   Financial Statements
Condensed Consolidated Balance Sheets

                                                            (Unaudited)
                                                            September 30,   December 31,
In thousands, except share data                                 2001            2000
                                                            ------------    ------------
Assets
Current assets
  Cash and cash equivalents                                   $ 120,336      $  86,008
  Investments                                                     7,162          7,377
  Accounts receivable, net                                      174,938        177,103
  Inventories
     Finished products                                           86,473         84,156
     Material and work in process                                17,250         17,484
                                                              ---------      ---------
                                                                103,723        101,640
  Other current assets                                           52,645         55,051
                                                              ---------      ---------
      Total current assets                                      458,804        427,179

Property, plant, and equipment                                  503,986        502,807
Less accumulated depreciation and amortization                 (341,486)      (325,651)
                                                              ---------      ---------
                                                                162,500        177,156

Intangible assets, net                                           54,414         62,319
Other assets                                                     54,098         47,895
                                                              ---------      ---------
        Total assets                                          $ 729,816      $ 714,549
                                                              =========      =========

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                            $  23,872      $  18,294
  Accrued employee compensation and benefits                     19,192         26,555
  Accrued marketing expenses                                     28,533         29,630
  Other accrued expenses                                         34,515         36,729
  Income taxes payable                                           26,038         13,037
  Short-term notes payable and current portion of
    other obligations                                             8,602          8,490
                                                              ---------      ---------
      Total current liabilities                                 140,752        132,735

Long-term debt and other obligations                            104,474        105,163
Deferred income tax liabilities                                   5,826          2,494
Shareholders' equity
  Common stock; $1.00 par value; authorized -
     21,500,000 shares; issued and
     outstanding - 9,076,430 shares in 2001;
     9,057,561 shares in 2000                                     9,076          9,058
  Class A common stock; $1.00 par value; authorized -
     50,000,000 shares; issued and outstanding -
     9,524,549 shares in 2001; 9,465,445 shares in 2000           9,525          9,465
  Class B common stock; $1.00 par value; authorized -
     8,500,000 shares; issued and outstanding -
     2,038,570 shares in 2001; 2,038,745 shares in 2000           2,039          2,039
  Additional paid-in capital                                     10,513          8,256
  Retained earnings                                             492,533        484,987
  Foreign currency translation adjustment                       (44,922)       (39,648)
                                                              ---------      ---------
      Total shareholders' equity                                478,764        474,157
                                                              ---------      ---------
        Total liabilities and shareholders' equity            $ 729,816      $ 714,549
                                                              =========      =========


See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Earnings

                                               Three Months Ended        Nine Months Ended
In thousands, except per share data               September 30,             September 30,
                                                2001         2000         2001        2000
                                              --------     --------     --------     --------

Net sales                                     $261,712     $269,905     $715,712     $743,310
Other income                                     5,095        3,749       13,854       11,346
                                              --------     --------     --------     --------
                                               266,807      273,654      729,566      754,656

Cost of products sold                          165,081      168,803      454,147      459,795
Engineering, selling,
  administrative and other expenses             74,719       72,092      224,192      210,489
Interest expense                                 1,809        2,137        5,616        6,476
                                              --------     --------     --------     --------
                                               241,609      243,032      683,955      676,760
                                              --------     --------     --------     --------
Earnings before income taxes                    25,198       30,622       45,611       77,896
Income taxes                                    10,584       12,708       19,157       32,327
                                              --------     --------     --------     --------
Net earnings                                  $ 14,614     $ 17,914     $ 26,454     $ 45,569
                                              ========     ========     ========     ========

Net earnings per share - Basic                $   0.71     $   0.87     $   1.29     $   2.20
Net earnings per share - Diluted              $   0.71     $   0.86     $   1.28     $   2.19
Comprehensive net earnings                    $ 13,904     $ 16,088     $ 21,180     $ 40,929
Cash dividends per share                      $  0.305     $  0.295     $  0.915     $  0.885
Depreciation included in expense              $  8,455     $ 10,660     $ 25,149     $ 29,877
Goodwill amortization included in expense     $  2,526     $  2,521     $  7,568     $  7,420
Weighted average shares outstanding:
  Basic                                         20,578       20,697       20,570       20,721
  Diluted                                       20,681       20,793       20,679       20,782


See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                      Nine Months Ended
                                                                        September 30,
                                                                      2001          2000
                                                                  -----------    -----------
Operating Activities
  Net earnings                                                     $  26,454      $  45,569
  Provision for depreciation and amortization                         32,717         37,297
  Increase (decrease) in operating assets and liabilities, net         8,585        (10,818)
                                                                   ---------      ---------
      Net cash provided by operating activities                       67,756         72,048

Investing Activities
  Additions to property, plant, and equipment                        (15,246)       (15,364)
  Purchases of investments                                            (9,089)        (8,425)
  Maturities of investments                                            9,304          7,944
  Payments for acquisitions of businesses                               --           (4,632)
                                                                   ---------      ---------
      Net cash used in investing activities                          (15,031)       (20,477)

Financing Activities
  Principal payments on short-term notes payable and
   long-term obligations                                                (375)          (692)
  Cash dividends                                                     (18,862)       (18,398)
  Purchases of Common Stock and Class A Common Stock                     (24)        (1,725)
                                                                   ---------      ---------
      Net cash used in financing activities                          (19,261)       (20,815)

Effect of exchange rate changes on cash and cash equivalents             864         (2,116)
                                                                   ---------      ---------
  Increase in cash and cash equivalents                               34,328         28,640
Cash and cash equivalents at beginning of period                      86,008         50,633
                                                                   ---------      ---------
      Cash and cash equivalents at end of period                   $ 120,336      $  79,273
                                                                   =========      =========


See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited


Note A. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Note B. Comprehensive Net Earnings

Comprehensive net earnings for the three and nine month periods ended September 30, 2001 and 2000 were as follows (in thousands):

                                                 Three Months Ended                      Nine Months Ended
                                                   September 30,                           September 30,
                                              2001                2000               2001                2000
                                         ---------------     ---------------    ----------------    ----------------

Net earnings                             $      14,614       $      17,914      $       26,454      $       45,569
Other comprehensive income:
  Foreign currency translation                    (710)             (1,826)             (5,274)             (4,640)
                                         ---------------     ---------------    ----------------    ----------------
Comprehensive net earnings               $      13,904       $      16,088      $       21,180      $       40,929
                                         ===============     ===============    ================    ================


Note C. Tire Distribution Systems, Inc. (TDS) Operating Results

TDS results for the three and nine month periods ended September 30, 2001 and 2000 were as follows (in thousands):

                                                             Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                          2001                2000                2001                2000
                                                     ---------------     ---------------     ----------------    ---------------

Net sales                                            $      115,644      $      113,372      $       303,870     $      308,126
Goodwill amortization                                         2,365               2,389                7,095             7,142
Income (loss) before interest and income taxes                  785               2,627                (5,386)           1,616
Intercompany sales from traditional
  retread business to TDS which have
  been eliminated in consolidation                   $       16,507      $       15,132      $        44,847     $       43,578

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note D. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                                 2001             2000              2001             2000
                                                             -------------    -------------     -------------    --------------
Numerator:
  Net earnings                                               $     14,614     $     17,914      $     26,454     $      45,569

Denominator:
  Denominator for basic earnings
    per share - weighted-average shares                            20,578           20,697            20,570            20,721

  Effect of dilutive securities:
    Non-vested restricted stock                                        62               37                44                37
    Stock options                                                      41               59                65                24
                                                             -------------    -------------     -------------    --------------
      Dilutive potential common shares                                103               96               109                61

  Denominator for diluted earnings per
    share - weighted-average shares and
    dilutive potential common shares                               20,681           20,793            20,679            20,782
                                                             =============    =============     =============    ==============

Net earnings per share:
  Basic                                                      $       0.71     $       0.87      $       1.29     $        2.20
                                                             =============    =============     =============    ==============
  Diluted                                                    $       0.71     $       0.86      $       1.28     $        2.19
                                                             =============    =============     =============    ==============


Note E. Derivative Instruments and Hedging Activities

The Company adopted The Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," effective January 1, 2001. As of January 1, 2001, the impact of adoption of FAS 133 was not significant to the financial position of the Company. The Company enters into derivative financial instruments to manage the risks associated with certain aspects of its business, but does not actively trade such instruments, nor does it enter into such agreements for speculative purposes. However, in the first nine months of 2001, the Company did not designate the derivative instruments that it entered into as hedges. Accordingly, the fair value of the derivative instruments, $14,000 at September 30, 2001 is recorded as other current assets on the balance sheet, and changes in the fair values of these instruments are reflected in current income. The Company may elect to apply hedge accounting, which has different financial statement effects, to possible future transactions involving derivative instruments. Such an election would reduce earnings volatility that might otherwise result if changes in fair values were recognized in current income.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $8,800,000 or $.43 per share per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


Note G. Legal Proceedings

Bandag, Incorporated vs. Michelin Retread Technologies, Incorporated et al., United States District Court for the Southern District of Iowa, 3-99-CV-80165.

On September 16, 1999, Bandag, Inc. filed an action against Michelin Retread Technologies and affiliated companies for violations of state and federal law, including applicable antitrust laws and the Lanham Act. The Company moved in December 2000 to amend its complaint to name additional Michelin entities. Michelin entities have filed counterclaims alleging, among other things, that the Company injured Michelin by violating the antitrust laws and the Lanham Act and by conspiring with Bridgestone/Firestone, Inc. to injure Michelin in violation of the antitrust laws. Both the Company's lawsuit and Michelin's counterclaims seek compensatory (including treble damages) and injunctive relief. Neither the Company's claim nor Michelin's counterclaims seek a specific amount of monetary relief. While the results of the Company's suit and Michelin's counterclaims cannot be predicted with certainty, a victory on Michelin's counterclaims could have a material adverse effect on the Company's consolidated financial position and results of operations. Management, however, believes that its claims against Michelin are meritorious and that Michelin's counterclaims are without merit. The Company intends to vigorously defend its position. The trial in the underlying case is currently scheduled for May, 2002.

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

For the three months ended September 30 (in thousands):

                                                     Traditional Business
                              --------------------------------------------------------------------         TDS
                                  North America             Europe             International
                                 2001       2000       2001        2000       2001        2000       2001       2000
Net sales to unaffiliated
    customers                 $   97,104  $  99,203  $  17,340  $   20,599  $  25,768  $   31,104  $ 114,952  $ 112,537

Transfers between segments        18,718     18,059        106          91        973         627        692        835


Operating earnings (loss)         30,958     30,602         (40)     1,251      2,588       2,987        785      2,627
Interest income
                                  -           -          -          -           -          -           -          -
Interest expense
                                  -           -          -          -           -          -           -          -
                              ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------
Earnings (loss) before
    income taxes              $   30,958  $  30,602  $      (40)$    1,251  $   2,588  $    2,987  $     785  $   2,627
                              =========== ========== ========== =========== ========== =========== ========== ==========

                                       Other              Consolidated

                                  2001       2000        2001       2000
Net sales to unaffiliated
    customers                $    6,548  $   6,462  $  261,712   $269,905

Transfers between segments            -                 20,489     19,612
                                             -

Operating earnings (loss)         (9,004)    (6,104)    25,287     31,363
Interest income                   1,720      1,396       1,720      1,396

Interest expense                  (1,809)    (2,137)     (1,809)    (2,137)

                             ----------- ---------- ----------- ----------
Earnings (loss) before
    income taxes             $    (9,093)$   (6,845)$   25,198  $  30,622
                             =========== ========== =========== ==========

For the nine months ended September 30 (in thousands):

                                                     Traditional Business
                              --------------------------------------------------------------------         TDS
                                  North America             Europe              International
                                 2001       2000       2001        2000       2001        2000       2001       2000
Net sales to unaffiliated
    customers                 $  264,261  $ 264,435  $  50,975  $   62,681  $  78,995  $   92,025  $ 302,063  $ 305,743

Transfers between segments        52,329     51,093        375         394      3,197         627      1,807      2,383


Operating earnings (loss)         68,279     71,533      1,252       9,531      8,169      12,577      (5,386)    1,616
Interest income
                                  -           -          -          -           -          -           -          -
Interest expense
                                  -           -          -          -           -          -           -          -
                              ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------
Earnings (loss) before
    income taxes              $   68,279  $  71,533  $    1,252 $    9,531  $   8,169  $   12,577  $   (5,386)$   1,616
                              =========== ========== ========== =========== ========== =========== ========== ==========

                                      Other              Consolidated

                                 2001       2000        2001       2000
Net sales to unaffiliated
    customers                 $   19,418  $  18,426    $715,712   $743,310

Transfers between segments             -                 57,708     54,497
                                              -

Operating earnings (loss)         (26,470)   (15,253)    45,844     80,004
Interest income                    5,383      4,368       5,383      4,368

Interest expense                   (5,616)    (6,476)     (5,616)    (6,476)

                              ----------- ---------- ----------- ----------
Earnings (loss) before
    income taxes              $   (26,703)$  (17,361)$   45,611  $  77,896
                              =========== ========== =========== ==========


                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Results include the Company's two reportable operating segments - its Traditional Business and Tire Distribution Systems, Inc. (TDS) - as well as Tire Management Solutions, Inc. (TMS) and Quality Design Systems, Inc. (QDS).

Consolidated net sales for the quarter and year-to-date periods ended September 30, 2001 were 3% and 4% lower than the prior year periods, respectively, on a 5% decrease in Traditional Business net sales for both periods. The decrease in consolidated and Traditional Business net sales primarily resulted from a 6% and 7% decline in retread material unit volume for the quarter and year-to-date periods ended September 30, 2001, respectively. Net sales were also unfavorably affected by the lower translated value of the Company's foreign-currency-denominated sales, particularly the euro, Brazilian real and South African rand. However, the lower sales volume and negative translation effect were partially offset by price increases and an increase in equipment sales. While tread volume was down, the Company's tread volume trend showed improvement in North America. However, there continues to be weakness in Europe and Latin America. TDS net sales for the quarter and year-to-date periods ended September 30, 2001 increased 2% and decreased 1% from the prior year periods, respectively. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to the third quarters in previous years in that it is seasonally the strongest quarter for both sales and earnings. Both segments were similarly affected.

The Traditional Business gross profit margin was 0.3 percentage points higher than the prior year period for the quarter ended September 30, 2001, due to a decrease in average raw material costs in the United States. The consolidated gross profit margin for the quarter ended September 30, 2001 was 0.6 percentage points lower than the prior year period. The consolidated and Traditional Business gross profit margins for the year-to-date period ended September 30, 2001 decreased 1.6 percentage points from the prior year periods, reflecting the 5% increase in average raw material costs in the United States for the year.

Consolidated operating and other expenses for the quarter and year-to-date periods ended September 30, 2001 increased 4% and 7% from the prior year periods, respectively. Traditional Business operating and other expenses for the quarter and year-to-date periods ended September 30, 2001 increased 4% and 8% from the prior year periods, respectively. The increase in operating and other expenses primarily resulted from increased expenses in connection with the previously announced Michelin Litigation. Expenses for the Michelin litigation for the quarter and year-to-date periods ended September 30, 2001 were approximately $4,500,000 and $13,100,000, respectively as compared to $1,600,000 and $2,800,000 for the prior year periods, respectively. The Company currently estimates that expenses for the Michelin litigation in 2001 will range from $17,000,000 to $19,000,000 on a pre-tax basis. Net earnings for the quarter ended September 30, 2001 were down 18% from the prior year period and diluted earnings per share decreased to $.71, down from diluted earnings per share of $.86 in the prior year period. Net earnings for the year-to-date period ended September 30, 2001 were down 42% from the prior year period and diluted earnings per share decreased to $1.28, down from diluted earnings per share of $2.19 in the prior year period.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America for the quarter ended September 30, 2001 were 1% below the prior year period. Net sales for the year-to-date

                      BANDAG, INCORPORATED AND SUBSIDIARIES

period ended September 30, 2001 were even with the prior year period. Net sales for the quarter and year-to-date periods ended September 30, 2001 were unfavorably impacted by a 4% and 5% decline in retread material unit volume, respectively, which was partially offset by a May price increase in the United States and Canada and an increase in equipment sales. An increase in average raw material costs in the United States and Canada was partially offset by May price increases, resulting in a 1.4 percentage point decrease in North America's gross profit margin for the year-to-date period ended September 30, 2001 from the prior year period. North American operating and other expenses for the quarter and year-to-date period ended September 30, 2001 were 7% and 1% lower than the prior year periods, respectively, primarily due to lower marketing program costs. For the quarter ended September 30, 2001, lower sales were offset by lower operating and other expenses, resulting in a 1% increase in earnings before income taxes from the prior year period. For the year-to-date period ended September 30, 2001, the lower gross profit margin was partially offset by decreased operating and other expenses, resulting in a 5% decrease in earnings before income taxes from the prior year period.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe for the quarter and year-to-date periods ended September 30, 2001 declined 16% and 19% from the prior year periods, respectively. Retread material unit volume decreased 8% and 12% from the prior year periods, respectively. The spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of the euro. Gross profit margin for the quarter and year-to-date periods ended September 30, 2001 was 3.8 and 6.5 percentage points lower than the prior year periods, respectively, due to higher material costs. Operating expenses for the quarter and year-to-date periods ended September 30, 2001 decreased 24% and 14% from the prior year periods, respectively, due to the lower translated value of the euro, lower marketing program costs and lower personnel related costs. Principally as a result of a lower gross profit margin, earnings before income taxes for the quarter and year-to-date periods ended September 30, 2001 decreased 103% and 87% from the prior year periods, respectively.

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asian countries, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter and year-to-date periods ended September 30, 2001 declined 16% and 11% from the prior year periods, respectively, as a result of an 8% decrease in retread material unit volume. The spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of the Brazilian real and South African rand, partially offset by price increases. The gross profit margin for the quarter ended September 30, 2001 was even with the prior year period. The gross profit margin for the year-to-date period ended September 30, 2001 decreased 1.5 percentage points from the prior year period, due mainly to higher raw material costs. Operating expenses for the quarter ended September 30, 2001 decreased 5% from the prior year period primarily due to the lower translated value of the Brazilian real. Operating expenses for the year-to-date period ended September 30, 2001 increased 2% from the prior year period due to increases in the provision for bad debts and marketing program costs which were partially offset by the lower translated value of the Brazilian real and South African rand. Earnings before income taxes for the quarter and year-to-date periods ended September 30, 2001 decreased 13% and 35% from the prior year periods, respectively, primarily due to the reduction in sales.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the year-to-date period ended September 30, 2001 decreased 1% from the prior year period. TDS net sales for the quarter ended September 30, 2001 increased 2% from the prior year period. The decrease in year-to-date net sales resulted from the slowed economy's effect on the demand for trucking services. Price increases were unable to fully offset higher product costs, and the lower sales volume reduced manufacturing absorption and dealer rebates, resulting in a 1.2 and 1.8 percentage point decrease in gross profit margin for the quarter and year-to-date periods ended September 30, 2001, respectively from the prior year periods. The gross profit margin was also impacted by the lower ratio of retreads to new tires sold during the period. Retreads typically experience higher gross profit margins relative to commercial truck tires (new tires). The ratio of retreads to new tires declined during both the quarter and year-to-date periods. TDS's operating expenses as a percentage of sales for the quarter and year-to-date periods ended September 30, 2001 were 0.2 and 0.7 percentage points higher than the prior year periods, respectively. Primarily as a result of the lower gross profit margins, TDS recorded income before interest and taxes of $785,000 for the quarter ended September 30, 2001 as compared to $2,627,000 for the prior year period. For the year-to-date period ended September 30, 2001, TDS recorded a loss before interest and taxes of $5,386,000 as compared to income before interest and taxes of $1,616,000 for the prior year period.

Financial Condition:

Liquidity

At September 30, 2001, the Company had cash and cash equivalents of $120,336,000, as compared to $86,008,000 at December 31, 2000. The Company's ratio of total current assets to total current liabilities was 3.26 to 1 at September 30, 2001 as compared to 3.22 to 1 at December 31, 2000. In addition, at September 30, 2001, the Company had approximately $101,968,000 in borrowings available under unused lines of credit.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2001 was $4,292,000 less than the amount for the same period last year, primarily due to a reduction in net earnings which was partially offset by management of working capital.

Investing Activities

The Company spent $15,246,000 on capital expenditures through September 30, 2001, compared to $15,364,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flows. The Company did not have any acquisitions for the nine months ended September 30, 2001, compared to $4,632,000 spent on two tire dealership acquisition and the purchase of QDS in the same period last year.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's maturities of investments exceeded purchases by $215,000 during the nine months, resulting in total investments of approximately $8,462,000 as of September 30, 2001, which includes $1,300,000 classified as long-term.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Financing Activities

Cash dividends totaled $6,295,000 and $18,862,000 for the quarter and year-to-date periods, respectively, compared to $6,143,000 and $18,398,000 for the same periods last year. The Company purchased 605 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $24,000 during the nine months ended September 30, 2001. Cash dividends and stock purchases were funded from operational cash flows.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         BANDAG, INCORPORATED
           (Registrant)



Date:   November 14, 2001               /s/ Martin G. Carver
                                        --------------------
                                        Martin G. Carver
                                        Chairman and Chief Executive Officer



Date:   November 14, 2001               /s/ Warren W. Heidbreder
                                        ------------------------
                                        Warren W. Heidbreder
                                        Vice President, Chief Financial Officer