Form 10-K
period 2001-12-31
BANDAG INC
filed 2002-03-28
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                  For the fiscal year ended December 31, 2001;
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                          Commission File Number 1-7007
                                                 ------
                              BANDAG, INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

                     Iowa                                    42-0802143
-----------------------------------------------       --------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)
    2905 North Highway 61, Muscatine, Iowa                   52761-5886
-----------------------------------------------      ---------------------------
   (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 563/262-1400
                                                            ------------
           Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                         Name of each exchange
                                                        on which registered
-------------------------------------------       ------------------------------
        Common Stock - $1 Par Value               New York Stock Exchange and
    Class A Common Stock - $1 Par Value               Chicago Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                       Class B Common Stock - $1 Par Value
                      ------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2002: Common Stock, $235,942,624; Class A Common Stock (non-voting), $157,870,221; Class B Common Stock, $696,375.

The number of shares outstanding of the issuer's classes of common stock as of March 26, 2002: Common Stock, 9,080,138 shares; Class A Common Stock, 9,537,439 shares; Class B Common Stock, 2,037,200 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of the Shareholders to be held May 14, 2002 are incorporated by reference in Part III.

                                     PART I
                                     ------
ITEM 1.  BUSINESS
-------  --------
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

As a result of a recapitalization of the Company approved by the Company's shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Company. As of March 26, 2002, the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 78% of the votes entitled to be cast in the election of directors and other corporate matters. The Carver Family is composed of (i) Lucille A. Carver, a director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and
(iii) certain trusts and other entitles for the benefit of the Carver Family members. Shares of Class B Common Stock have ten (10) votes per share. The Carver Family owns over 99% of the Class B Common Stock. Shares of Class B Common Stock automatically convert to shares of Common Stock on January 16, 2007.

Effective as of November 1, 1997, the Company acquired five franchised dealerships through TDS. The aggregate purchase price of the transactions was approximately $158.6 million, which included the fair market value of 10,000 shares of the Company's Class A Common Stock. Since the original acquisitions, TDS has acquired 13 additional smaller dealerships. TDS is operated through Tire Distribution Systems, Inc. See "TDS" herein.

On February 5, 1999, Tire Management Solutions, Inc. ("TMS"), a wholly-owned subsidiary of the Company, entered into its first tire management outsourcing contract. The contract is with Roadway Express. Pursuant to the contract, the entire fleet tire management program of Roadway Express was outsourced to TMS. TMS, in turn, subcontracts with over 150 individual Bandag franchises across the country to provide the outsourced tire services. TMS anticipates that additional tire management outsourcing contracts will be obtained in the future.

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

The Company and its licensees have 1,151 franchisees worldwide, with 31% located in the United States and 69% internationally. The majority of Bandag's franchisees are independent operators of full service tire distributorships. The remaining franchises are owned by TDS. The Traditional Business' revenues primarily come from the sale of retread material and equipment to its franchisees. The Traditional Business' products compete with new tire sales, as well as retreads produced using other retread processes. The Company concentrates its marketing efforts on existing franchisees and on expanding their respective market penetrations. Due to its strong distribution system, marketing efforts and leading technology, Bandag, through its independent franchise network and TDS, has been able to maintain the largest market presence in the retreading industry.

The Traditional Business competes primarily in the medium and heavy truck tire replacement market. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has franchisees in 108 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company's franchisees make up approximately 15% of the United States medium and heavy commercial tire replacement market. The Company's primary competitors are new tire manufacturers such as The Goodyear Tire & Rubber Company, Bridgestone Corporation and Groupe Michelin. The Goodyear Tire & Rubber Company also competes in the United States market as well as in other markets as a tread rubber supplier to a combination of company owned and independent retreaders, and Groupe Michelin competes in the retread market in the United States and in other markets.

The Traditional Business consists of the franchising of a patented process for the retreading of tires primarily for trucks, buses, light commercial trucks, and the production and sale of precured tread rubber and related products used in connection with this process.

The Traditional Business can be divided into two main areas: (i) manufacturing the tread rubber and (ii) providing and supporting the retreading system to bond the tread to the tire casing. Bandag manufactures over 500 separate tread designs and sizes, treads specifically designed for various applications, allowing fleet managers to fine-tune their tire programs. Bandag tread rubber is vulcanized prior to shipment to its franchisees. The Bandag franchisee prepares the tire casing for retreading and performs the retreading process of bonding the cured tread to the prepared tire casing. This two-step process allows utilization of the optimum temperature and pressure levels at each step. Lower temperature levels during the bonding process result in a more consistent, higher quality finished retread with less damage to the casing. Bandag has developed a totally integrated retreading system with the materials, bonding process and manufacturing equipment specifically designed to work together as a whole.

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

Trucks and Buses. Tread rubber, equipment, and supplies for retreading and repairing truck and bus tires are sold by the Company primarily to independent franchisees and TDS which use the Bandag Method for that purpose. Bandag has 1,151 franchisees throughout North America, Central America, South America, Europe, Africa, Asia, Australia and New Zealand. These franchises are owned and operated by franchisees, some with multiple franchises and/or locations. Of these franchisees, 356 are located in the United States. One hundred twenty-eight (128) of Bandag's foreign franchisees are franchised by a licensee of the Company in Australia, and joint ventures in India and Sri Lanka. A limited number of franchisees are trucking companies, which operate retread shops primarily for their own needs. A few franchisees also offer "hot-cap" retreading and most sell one or more lines of new tires.

The current franchise agreement offered by the Company grants the franchisee the non-exclusive retread manufacturing rights to use the Bandag Method for one or more applications and the Bandag trademarks in connection therewith within a specified territory, but the franchisee is free to market Bandag retreads outside the territory.

National Account Business. The Company has entered into contracts with companies pursuant to which Bandag agrees to sell retread tires directly to transportation fleets of such companies and provide maintenance and service for the retread tires (the "National Accounts"). Bandag subcontracts the sales, maintenance, and service components of the National Accounts to its independent franchisees and to TDS.

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

The Company's franchise agreements with its independent franchisees typically terminate after five years unless extended by mutual consent for an additional five years. In most cases the agreements are extended. In some cases, the Company does not extend a franchise or the franchisee declines to extend and, instead, signs with another retread manufacturer, including among others The Goodyear Tire Company and Groupe Michelin. Since Groupe Michelin entered the United States retread market in 1997, the Company has experienced increasing competition from Groupe Michelin in the United States retread market. Although, in the last five years, a number of independent franchisees have left Bandag and become Michelin retread dealers, the Company believes that its United States franchise organization has stabilized over the past year. Although Groupe Michelin is substantially larger than the Company and has greater resources, the Company believes that it can effectively compete with Groupe Michelin in maintaining the stability of its United States franchise organization.

For additional information on competition faced by the Traditional Business see the foregoing discussion under "General" herein.

(d) Sources of Supply
    -----------------

The Company manufactures the precured tread rubber, cushion gum, and related supplies in Company-owned and in leased manufacturing plants in the United States, Canada, Brazil, Belgium, South Africa and Mexico. The Company has entered into joint venture agreements in India and Sri Lanka. The Company also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire-handling systems, and other items of equipment used in the Bandag Method. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, such as repair patches sold by the Company, are purchased from others.

The Company purchases rubber and other materials for the production of tread rubber and other rubber products from a number of suppliers. The rubber for tread is primarily synthetic and obtained principally from sources which most conveniently serve the respective areas in which the Company's plants are located. Although synthetic rubber and other petrochemical products have periodically been in short supply and significant cost fluctuations have been experienced in previous years, the Company has not experienced any significant difficulty in obtaining an adequate supply of such materials. However, the effect on operations of future shortages will depend upon their duration and severity and cannot presently be forecast.

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

The Company does not consider that patent protection is the primary factor in its successful retreading operation, but rather that its proprietary technical "know-how," product quality, franchisee support programs and effective marketing programs are more important to its success.

The Company has secured registrations for its trademark and service mark BANDAG, as well as other trademarks and service marks, in the United States and most of the other important commercial countries.

                                       TDS
                                       ---
(a) General
    -------

In November 1997, five dealerships were acquired by TDS, an indirect wholly-owned subsidiary of the Company. Since the original acquisitions, TDS has acquired 13 additional smaller dealerships. As of December 31, 2000, all of the acquired dealerships were merged into TDS. TDS, which provides new and retread tire products and tire management services to national, regional and local fleet transportation companies, operates 40 Bandag franchise and manufacturing locations and 105 commercial and retail outlets in 16 states.

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

Cost effective tire management service continues to grow in importance for fleets of all sizes. The trucking industry continues to consolidate. Trucking fleets are under intense pressure to be cost competitive and reliable in their services. Tire related costs are one of the top operating expenses for trucking fleets. Bandag and its dealer alliance network (including TDS) are able to provide trucking companies with comprehensive tire management services which result in lower tire operating costs for the trucking company while, at the same time, helping the trucking company increase its service reliability through the same tire management programs.

TDS markets its products through sales personnel located at each of its commercial locations, retread production facilities and retail facilities. TDS's sales personnel make personal sales calls on existing customers to ensure satisfaction and loyalty. TDS facilities are generally located near major highway arteries, industrial centers, and customer locations. TDS commercial locations operate as points of sale for retread tires, new tires and services. In addition, the commercial locations operate as a home base for mobile service trucks which must be able to provide customers with reliable and timely emergency service as well as regularly scheduled maintenance service.

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

                                Other Information
                                -----------------

The Company conducts research and development of new products, primarily in the Traditional Business, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $10,225,000 in 2001, $9,442,000 in 2000, and $12,325,000 in 1999.

The Company's business has seasonal characteristics, which are tied not only to the overall performance of the economy but, more specifically, to the level of activity in the trucking industry. Tire demand does, however, lag the seasonality of the trucking industry. The Company's third and fourth quarters have historically been the strongest in terms of sales volume.

The Company has sought to comply with all statutory and administrative requirements concerning environmental quality. The Company has made and will continue to make necessary capital expenditures for environmental protection. It is not anticipated that such expenditures will materially affect the Company's earnings or competitive position.

As of December 31, 2001, the Company had approximately 4,014 employees.

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

Information concerning operations for the Company's two reportable operating segments and different geographic areas follows (see
Note L):

                                                                      Traditional Business
                             -----------------------------------------------------------------------------------------------------

                                         North America(4)(5)                  Europe (6)                    International
 In millions                        2001       2000      1999        2001       2000       1999        2001      2000      1999
 Net Sales
   Net sales to unaffiliated
     customers (1)(2)               $390.3     $384.6     $393.8      $73.6      $89.4     $103.7     $102.1     $123.0     $124.7
   Transfers between
     segments                         69.5       68.3       69.9        0.5        0.5        0.8        4.1        2.3          -
                                --------------------------------  -------------------------------  -------------------------------
   Segment area totals              $459.8     $452.9     $463.7      $74.1      $89.9     $104.5     $106.2     $125.3     $124.7
   Eliminations (deduction)

 Total Net Sales

 Gross Profit                       $209.1     $201.5     $209.5      $26.8      $35.9      $46.0      $36.7      $43.3      $45.1
 Intangible Amortization               0.6        0.5        0.2          -          -          -          -          -          -
 Depreciation Expense                 16.0       18.9       21.5        3.6        3.8        4.9        4.9        5.8        5.7

 Earnings (Expenses)
   Operating earnings (loss)(3)      $90.1      $88.1      $83.8       $2.4      $11.5      $11.4      $11.9      $17.6      $18.0
   Interest revenue                      -          -          -          -          -          -          -          -          -
   Interest expense                      -          -          -          -          -          -          -          -          -
   Corporate expenses                    -          -          -          -          -          -          -          -          -
                                --------------------------------  -------------------------------  -------------------------------
 Earnings (Loss) Before
   Income Taxes                      $90.1      $88.1      $83.8       $2.4      $11.5      $11.4      $11.9      $17.6      $18.0

 Total Assets at
   December 31                      $279.0     $288.4     $286.1      $35.7      $39.6      $52.4      $57.1      $68.1      $76.7
 Expenditures for
   Long-Lived Assets                   7.8        5.4       20.0        3.8        4.5        3.0        3.1        4.8        5.6
 Additions to Long-Lived
   Assets due to Acquisitions          0.3        3.5          -          -          -          -          -          -          -
 Long-Lived Assets                    68.0       77.9       89.6       10.1       10.2       11.4       26.1       32.1       34.9

 Sales by Product
   Retread products                 $336.4     $342.5     $362.7      $69.2      $83.4      $98.4     $100.2     $116.2     $111.1
   New tires                             -          -          -          -          -          -          -        2.6        3.0
   Retread tires                         -          -          -          -          -          -          -        1.3        6.4
   Other                              53.9       42.1       31.1        4.4        6.0        5.3        1.9        2.9        4.2

                                               TDS                             Other                         Consolidated
                                --------------------------------  -------------------------------  -------------------------------

 In millions                        2001       2000      1999       2001       2000       1999        2001       2000       1999
 Net Sales
   Net sales to unaffiliated
     customers (1)(2)               $398.9     $399.1     $390.5         $-         $-         $-     $964.9     $996.1   $1,012.7
   Transfers between
     segments                          2.4        3.0        2.6          -          -          -       76.5       74.1       73.3
                                --------------------------------  -------------------------------  -------------------------------
   Segment area totals              $401.3     $402.1     $393.1         $-         $-         $-   $1,041.4   $1,070.2   $1,086.0
   Eliminations (deduction)                                                                            (76.5)     (74.1)     (73.3)
                                                                                                   -------------------------------
 Total Net Sales                                                                                      $964.9     $996.1   $1,012.7

 Gross Profit                        $88.8      $94.0      $92.1         $-         $-         $-     $361.4     $374.7     $392.7
 Intangible Amortization               9.4        9.5        9.7          -          -          -       10.0       10.0        9.9
 Depreciation Expense                 10.5       11.0       11.0        1.1        1.0        0.8       36.1       40.5       43.9

 Earnings (Expenses)
   Operating earnings (loss)(3)     $(11.1)     $(2.5)     $(2.5)        $-         $-         $-      $93.3     $114.7     $110.7
   Interest revenue                      -          -          -        7.3        7.5        6.1        7.3        7.5        6.1
   Interest expense                      -          -          -       (7.4)      (8.7)      (9.7)      (7.4)      (8.7)      (9.7)
   Corporate expenses                    -          -          -      (26.7)     (14.1)     (15.0)     (26.7)     (14.1)     (15.0)
                                --------------------------------  -------------------------------  -------------------------------
 Earnings (Loss) Before
   Income Taxes                     $(11.1)     $(2.5)     $(2.5)    $(26.8)    $(15.3)    $(18.6)     $66.5      $99.4      $92.1

 Total Assets at
   December 31                      $188.1     $220.1     $243.2     $158.7      $98.3      $64.0     $718.6     $714.5     $722.4
 Expenditures for
   Long-Lived Assets                   9.4       11.1       10.8        1.2        0.5        2.5       25.3       26.3       41.9
 Additions to Long-Lived
   Assets due to Acquisitions            -        0.8        4.4          -          -          -        0.3        4.3        4.4
 Long-Lived Assets                   101.7      116.3      126.5        3.1        3.0        3.6      209.0      239.5      266.0

 Sales by Product
   Retread products                     $-         $-         $-         $-         $-         $-     $505.8     $542.1     $572.2
   New tires                         224.0      222.7      218.1          -          -          -      224.0      225.3      221.1
   Retread tires                      91.5       92.7       95.2          -          -          -       91.5       94.0      101.6
   Other                              83.4       83.7       77.2          -          -          -      143.6      134.7      117.8


(1)  No customer accounted for 10% or more of the Company's sales to unaffiliated customers in 2001, 2000, or 1999.
(2)  Export sales from North America were less than 10% of sales to unaffiliated customers in each of the years 2001, 2000, and
     1999.
(3)  Aggregate foreign exchange gains (losses) included in determining net earnings amounted to approximately $(2,800,000),
     $2,500,000, and $800,000 in 2001, 2000, and 1999, respectively.
(4)  In 2001, includes non-recurring charges of $3,400,000 related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs.
(5)  In 1999, includes non-recurring charges of $12,800,000 related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs.
(6)  In 1999, includes non-recurring charges of $700,000 for termination benefits.

Executive Officers of the Company
---------------------------------

The following table sets forth the names and ages of all executive officers of the Company as of March 26, 2002, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his present office:

                                    Period of                                                 Period in
                                     Service                 Present Position                  Present
        Name                Age    with Company                  or Office                     Office
        ----                ---    ------------                  ---------                     ------
Martin G. Carver*           53      23 Yrs.         Chairman of the Board, Chief                21 Yrs.
                                                    Executive Officer and President

Lucille A. Carver*          84      44 Yrs.         Treasurer                                   43 Yrs.

Nathaniel L. Derby II       59      31 Yrs.         Vice President, Manufacturing Design         5 Yrs.

Warren W. Heidbreder        55      20 Yrs.         Vice President, Chief Financial              5 Yrs.
                                                    Officer and Secretary

Frederico U. Kopittke       58       7 Yrs.         Vice President, International                1 Yr.

John C. McErlane            48      17 Yrs.         Vice President                             6 Months.

Timothy T. Chen             41      10 Yrs.         Vice President, Marketing                  4 Months.

Janet R. Sichterman         42      20 Yrs.         Vice President, North American             4 Months.
                                                    Fleet Sales

Andrew M. Sisler            47      14 Yrs.         Vice President, North American             4 Months.
                                                    Franchise Sales

Michael A. Tirona           52      16 Yrs.         Vice President and General                 4 Months.
                                                    Manager - Europe

Charles W. Vesey            59      30 Yrs.         Vice President and Corporate                 3 Yrs.
                                                    Controller

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

Mr. McErlane joined Bandag in 1985. From 1985 through 1995, he held several managerial positions with the Company. In 1996, he was promoted to the position of Director, Marketing. In January 1997, he was appointed to the office of Vice President, Marketing. In February 1998, he was elected to the office of Vice President, Marketing and Sales and served in that position until September 2001, when he was elected to his current offices of Vice President, Bandag, Incorporated and President, Tire Distribution Systems, Inc., Bandag's distribution subsidiary.

Mr. Chen joined Bandag in 1991. From 1991 through 1997, he held several positions with the Company. In 1998, he was promoted to the position of Manager, Market Research and Planning. In 2000, he was promoted to the position of Director of Marketing and served in that position until May 2001 when he was promoted to the position of Vice President, Marketing. Mr. Chen was elected to his current office of Vice President, Marketing on November 13, 2001.

Ms. Sichterman joined Bandag in 1982. From 1982 through 1999, she held several positions with the Company. In 1999, she was promoted to the position of Vice President, People Services and served in that position until September 2001 when she was promoted to the position of Vice President, North American Fleet Sales. Ms. Sichterman was elected to her current office of Vice President, North American Fleet Sales on November 13, 2001.

Mr. Sisler joined Bandag in 1987. From 1987 through 1997, he held several positions with the Company. In 1997, he was promoted to Director of Sales, West. In 1998, he was promoted to Vice President, North American Sales and served in the position until November 2001 when he was elected to his current office on November 13, 2001.

Mr. Tirona joined Bandag in 1985. From 1985 through 1995, he held several positions with the Company. In 1995, he was promoted to General Manager, P.T. Bandag Indonesia. In 1997, he was promoted to Vice President, Tire Management Solutions, Inc. and served in that position until September 2001, when he was promoted to Vice President and General Manager

- Europe. He was elected to his current office of Vice President and General Manager - Europe on November 13, 2001.

Mr. Vesey joined Bandag in 1971. In September 1977, he was named Corporate Controller. In May 1997, he was elected to the office of Vice President, Information Services and Corporate Controller and served in that position until October 1998, when he was elected to his current office, Vice President and Corporate Controller.

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

The tread rubber manufacturing plants of the Company are located to service principal markets. The Company owns eleven of such plants. However, the Company only operates nine of these plants, three of which are located in the United States, and the remainder in Canada, Belgium, South Africa, Brazil (two plants) and Mexico. Operations in one tread rubber manufacturing plant located in the United States were suspended in the fourth quarter of 1999 but the facility remains viable for general corporate purposes. Operations in the Chino, California plant were suspended in the first quarter of 2002 and it is planned to sell this facility. The plants vary in size up to 194,000 square feet with the first plant being placed into production in 1959. All of the plants are owned in fee.

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

In addition, the Company mixes rubber and produces cushion gum and envelopes at a Company-owned 168,000 square foot plant in Long Beach, California. The Company owns its European headquarters facility in Brussels, Belgium and a 129,000 square foot warehouse in Born, Netherlands.

                                  TDS Business
                                  ------------

TDS currently owns 34 and leases 85 facilities. Forty (40) contain space for TDS's retread production and 105 contain space for commercial and retail operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, maintenance and various other items.

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

Bandag, Incorporated vs. Michelin Retread Technologies, Incorporated et al.,
----------------------------------------------------------------------------
United States District Court for the Southern District of Iowa, 3-99-CV-80165.
-----------------------------------------------------------------------------

On September 16, 1999, Bandag, Inc. filed an action against Michelin Retread Technologies and affiliated companies for violations of state and federal law, including applicable antitrust laws and the Lanham Act. The Company moved in December 2000 to amend its complaint to name additional Michelin entities. Michelin entities have filed counterclaims alleging, among other things, that the Company injured Michelin by violating the antitrust laws and the Lanham Act and by conspiring with Bridgestone/Firestone, Inc. to injure Michelin in violation of the antitrust laws. Both the Company's lawsuit and Michelin's counterclaims seek compensatory (including treble damages) and injunctive relief. Bandag intends to seek damages from Michelin in the amount of at least $8,750,624 in addition to punitive damages. Michelin has informed Bandag that it intends to seek damages from Bandag and Bridgestone/Firestone in the amount of $146,165,000 plus treble damages. While the results of the Company's suit and Michelin's counterclaims cannot be predicted with certainty, a victory on Michelin's counterclaims could have a material adverse effect on the Company's consolidated financial position and results of operations. Management, however, believes that its claims against Michelin are meritorious and that Michelin's counterclaims and its damage claim are without merit. The Company intends to vigorously defend its position and has recorded no accrual for the costs, if any, of the ultimate resolution of this matter.

On February 2, 2001, Michelin moved for a preliminary injunction against the Company and Bridgestone/Firestone. Among other things, Michelin asked the Court to prevent the Company from enforcing agreements with certain franchisees and from enforcing certain terms in other franchise agreements (including exclusivity provisions), communicating with Bridgestone/ Firestone about certain subjects or engaging in any joint undertaking, merger or alliance with Bridgestone/Firestone. The preliminary injunction hearing took place on April 16-17, 2001. The Court denied Michelin's request for a preliminary injunction on May 4, 2001.

Discovery took place over the course of 2001 and 2002. By mutual agreement, Bandag and Michelin have dismissed their respective Lanham Act claims against each other, and Bandag has dismissed its antitrust claims against Michelin. The trial is scheduled to proceed in May 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

None.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
------- -----------------------------------------------------------------
MATTERS.
-------

Information concerning cash dividends declared and market prices of the Company's Common Stock and Class A Common Stock for the last three fiscal years is as follows:

                                   2001       % Change       2000       % Change        1999
                                   ----       --------       ----       --------        ----
Cash Dividends Per
Share-Declared
First Quarter                     $ 0.305                   $ 0.295                    $ 0.285
Second Quarter                      0.305                     0.295                      0.285
Third Quarter                       0.305                     0.295                      0.285
Fourth Quarter                      0.315                     0.305                      0.295
                                ----------------------------------------------------------------
Total Year                        $ 1.230        3.4        $ 1.190         3.5        $ 1.150

Stock Price Comparison (1)
   Common Stock
First Quarter                       $26.30  - 46.75           $21.88  -   26.25         $28.13    - 41.63
Second Quarter                       25.70  - 31.00            22.25  -   30.25          28.38    - 37.25
Third Quarter                        25.01  - 32.90            24.06  -   35.94          28.25    - 36.25
Fourth Quarter                       25.71  - 35.60            33.50  -   42.63          23.50    - 31.75
Year-end Closing Price                        34.76                       40.56                     24.88
   Class A Common Stock
First Quarter                       $20.90  - 38.69           $19.75  -   24.13         $23.38    - 37.75
Second Quarter                       21.60  - 24.85            20.75  -   25.88          23.88    - 32.13
Third Quarter                        22.70  - 28.02            22.38  -   29.50          22.50    - 29.56
Fourth Quarter                       22.30  - 30.04            27.00  -   35.75          19.94    - 24.50
Year-end Closing Price                        30.00                       33.50                     21.06

(1) High and low composite prices in trading on the New York and Chicago Stock Exchanges (ticker symbol BDG for Common Stock and BDGA for Class A Common Stock).

The approximate number of record holders of the Company's Common Stock as of March 26, 2002, was 1,879, the number of holders of Class A Common Stock was 1,070 and the number of holders of Class B Common Stock was 210. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

Sale of Unregistered Securities

On November 12, 2001, the Company issued 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock to Martin G. Carver pursuant to his exercise of stock options for an aggregate consideration of $925,000. No underwriters were engaged in connection with the foregoing sale. The issuance of the foregoing securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain Selected Financial Data for the periods and as of the dates indicated:

                                                2001        2000        1999           1998      1997(2)
                                           ----------------------------------------------------------------
(In thousands, except per share data)
Net Sales                                     $964,868    $996,059   $1,012,665    $1,059,669   $822,523
Net Earnings(1)                                 43,832      60,333       52,330        59,319    121,994
                                           ---------------------------------------------------------------

Total Assets                                  $718,572    $714,549     $722,421      $755,729   $899,904
Long-Term Debt and Other Obligations            40,921     105,163      111,151       109,757    123,195
Net Earnings Per Share
    Basic                                        $2.13       $2.92        $2.41         $2.64      $5.35
    Diluted                                      $2.12       $2.90        $2.40         $2.63      $5.33
Cash Dividends Per Share-Declared               $1.230      $1.190       $1.150        $1.110     $1.025

(1)  In 2001, includes the effect of non-recurring charges of $3,400,000 pre-tax, $2,040,000 after-tax, or $.10 per diluted share, related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
------- -----------------------------------------------------------------
        FINANCIAL CONDITION
        -------------------

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

GENERAL

Results include the Company's two reportable operating segments - its Traditional Business and Tire Distribution Systems, Inc. (TDS). The comparability of operating results between years is affected by TDS's acquisition of tire dealerships in the year 2000, the acquisition of Quality Design Systems, Inc. (QDS) in 2000 and by certain non-recurring items.

Consolidated net sales in 2001 decreased 3% from 2000. This included a decrease of 4% in the Traditional Business. Traditional Business net sales experienced a 6% decline in retread material unit volume from 2000. In addition, Traditional Business revenues were approximately 3 percentage points lower due to the lower translated value of the Company's foreign-currency-denominated sales, particularly the euro, Brazilian real and South African rand. However, the lower sales volume and negative translation effect were partially offset by an April price increase in the United States, price increases at foreign subsidiaries, and an increase in equipment sales. While consolidated tread volume was down, the Company's tread volume trend showed improvement in North America. However, there continues to be weakness in the European and Latin American markets. TDS net sales for 2001 were even with 2000. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to previous years with the third and fourth quarters being the strongest.

Consolidated gross profit margin for 2001 decreased by 0.1 percentage point from 2000. Gross profit margin for the Traditional Business increased by 0.6 percentage point from 2000, while the gross profit margin for TDS decreased 1.3 percentage points from 2000.

Earnings in 2001 include the effect of non-recurring charges of $3,400,000 pre-tax, $2,040,000 after-tax, or $.10 per diluted share. Consolidated operating and other expenses in 2001 increased 7% from 2000, but increased 6% excluding the non-recurring charges in 2001. Traditional Business operating and other expenses in 2001 increased 10% from 2000. The increase in operating and other expenses primarily resulted from increased expenses in connection with the previously disclosed Michelin litigation along with the non-recurring charges in 2001. Expenses for the Michelin litigation in 2001 were $18,300,000 on a pre-tax basis. The Company expects that continued expenses in connection with the Michelin litigation will negatively impact earnings in 2002. Although the amount of such expenses in 2002 cannot be accurately determined at this time, the Company currently estimates that expenses for the Michelin litigation in 2002 will range from $11,000,000 to $13,000,000 on a pre-tax basis, assuming the trial begins as scheduled in May 2002. The Company believes that Michelin's claims, including its damage claims, are without merit, and therefore, has not accrued for the costs, if any, of the ultimate resolution of this matter. Refer to Note M of the consolidated financial statements for further discussion. Net earnings in 2001 decreased 27% from 2000 primarily due to lower sales volume, increased operating expenses due to the non-recurring charges and Michelin litigation, partially offset by a lower effective tax rate due to audit settlements and an evaluation of the adequacy of prior year accruals.

Diluted earnings per share for 2001 were $2.12, down from diluted earnings per share of $2.90 in 2000. Earnings in 2001 benefited by approximately $4,100,000, or $.20 per diluted share, from a lower effective tax rate, resulting from beneficial audit settlements and favorable adjustments from an evaluation of the adequacy of prior year accruals. Earnings in 2001 include the effect of non-recurring charges of $3,400,000 pre-tax, $2,040,000, net of tax benefits, or $.10 per diluted share. The net non-recurring charges were related to the closure of a North American tread rubber manufacturing facility and a provision for post-retirement health care costs, offset by a benefit for the reduction of other accrued expenses due to the resolution of a tax audit settlement and prior year tax accrual changes. Refer to Note B of the consolidated financial statements for discussion of the non-recurring charges.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada, together with Tire Management Solutions, Inc. (TMS) and QDS, are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America were 2% above 2000 net sales. Net sales were unfavorably impacted by a 3% decline in retread material unit volume, which was offset by an April price increase in the United States and Canada and an increase in equipment sales. An increase in average raw material costs in the United States and Canada was offset by April price increases, resulting in a 1.0 percentage point increase in North America's gross profit margin from 2000. Exclusive of the $3,400,000 of non-recurring charges recorded in 2001, North American operating expenses in 2001 were even with 2000 expenses. Higher sales and gross profit margin resulted in an increase of 2.2% in earnings before income taxes for 2001.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe declined 18% from 2000 on a 14% retread material unit volume decrease. The spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of the euro. Gross profit margin decreased 3.8 percentage points from 2000 primarily due to higher raw material costs. Operating expenses decreased 10% from 2000 due to the lower translated value of the euro, lower marketing program costs and lower personnel-related costs. Primarily as a result of lower sales and gross profit margin, earnings before income taxes decreased 79% from 2000.

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International. International net sales decreased 15% from 2000, as a result of a 10% decrease in retread material unit volume. The spread between the net sales decrease and the retread material unit volume decrease is primarily due to the lower translated value of the Brazilian real and South African rand, partially offset by price increases. The gross profit margin remained even with 2000. Operating expenses decreased 12% from 2000 primarily due to the lower translated value of the Brazilian real along with cost control measures. Primarily as a result of the reduction in sales, earnings before income taxes were 32% below 2000.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales remained even with 2000; however, the gross profit margin decreased by 1.3 percentage points from 2000. Price increases were unable to fully offset higher product costs, and lower volume reduced manufacturing absorption and dealer rebates, resulting in a 1.3 percentage point decrease in gross profit margin from 2000. The gross profit margin was also impacted by the lower ratio of retreads to new tires sold during the year. Retreads typically experience higher gross profit margins relative to new tires. Operating expenses, as a percent of net sales, were 2.8 percentage points higher than 2000. Primarily as a result of the lower gross profit margin and increased operating expenses, TDS recorded a loss before interest and taxes of $11,099,000 compared to a loss before interest and taxes of $2,472,000 in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

GENERAL

Results include the Company's two reportable operating segments - its Traditional Business and TDS. The comparability of operating results between years is affected by TDS's acquisition of tire dealerships in each of the years 2000 and 1999, the acquisition of QDS and by certain non-recurring items.

Consolidated net sales in 2000 decreased 2% from 1999. This included a decrease of 4% in the Traditional Business. The decrease in Traditional Business net sales resulted from a 5% decline in retread material unit volume from 1999. Of this Traditional Business decrease, approximately 3 percentage points were due to the lower translated value of the Company's foreign-currency-denominated sales. However, this negative translation effect was offset by an April price increase in the United States, price increases at foreign subsidiaries, and an increase in equipment sales. The Company continued to see a slowing in North American retread sales which was attributed to low new-truck demand, which encourages the movement of new tires into the replacement market, as well as an increase in imported lower-priced new tires. The decline in Traditional Business sales volume was also due to competitive pressures and industry consolidation. The decline in Traditional Business sales was slightly offset by a 2% increase in TDS sales over 1999. The increase in TDS net sales was principally attributable to dealership acquisitions during the year. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to previous years with the third and fourth quarters being the strongest for sales. Both segments were similarly affected.

Consolidated gross profit margin for 2000 decreased by 1.2 percentage points from 1999, reflecting higher raw material prices across most geographic areas. Gross profit margin for the Traditional Business decreased by 1.4 percentage points from 1999, while the gross profit margin for TDS remained even with 1999.

Consolidated operating and other expenses in 2000 decreased 7% from 1999, but were down 3% excluding the non-recurring charge in 1999. Traditional Business operating and other expenses in 2000 decreased 12% from 1999. The decrease in operating and other expenses was a result of cost control measures implemented during 2000, along with benefit during 2000 from the restructurings in North America and Europe implemented during 1999. These savings were partially offset by higher marketing program costs and increased expenses in connection with the previously disclosed Michelin litigation. Expenses for the Michelin litigation in 2000 were $6,900,000 on a pre-tax basis. Earnings benefited from the Company's current and previous year efforts to return operating expenses to a more historic level, along with performance improvements in the tire management outsourcing operation and a lower effective tax rate. However, higher raw material costs, which exceeded price increases, offset those cost savings. This resulted in net earnings remaining even with 1999 exclusive of non-recurring items in that year.

Diluted earnings per share for 2000 increased to $2.90, up from diluted earnings per share of $2.40 in 1999. Earnings in 2000 benefited by approximately $3,900,000 or $.19 per diluted share from a lower estimated effective tax rate for the year, primarily resulting from the favorable resolution of tax issues and the lower tax on unremitted earnings of foreign subsidiaries. The Company's repurchases of outstanding common stock favorably impacted diluted earnings per share by $.12 for the full year 2000. Earnings in 1999 included the effect of non-recurring charges of $7,671,000, net of tax benefits, or $.35 per diluted share. Refer to Note B of the consolidated financial statements for discussion of the non-recurring charges.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada, together with TMS and QDS, are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America were 2% below 1999 primarily due to 8% lower retread material unit volume. The decrease in net sales was less than the shortfall in retread material unit volume due to a price increase in April of 2000 in the United States and Canada, an increase in equipment sales and a full year of revenue from TMS. The Company continued to see softness in North American sales trends due to competitive pressures and industry consolidation. The slowing in North American sales trends was also attributed to an oversupply of new tires caused by an influx of imported tires and a decline in new medium-duty and heavy-duty truck demand which causes tires to be diverted to the replacement market. A 13% increase in average raw material costs from 1999 resulted in a 0.7-percentage-point decline in North America's gross profit margin from 1999. Exclusive of the $12,800,000 of non-recurring charges in 1999, North American operating expenses in 2000 were 1% lower than 1999 due to lower personnel-related and professional costs offset by higher marketing program costs, partially offset by a full year of TMS expenses. Earnings before income taxes for 2000 remained even with 1999 as lower sales and higher raw material costs were offset by the lower operating expenses and higher prices.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and

Central Africa. This collection of countries is under one management group and is referred to internally as Europe. In general, Europe's operating results were significantly affected by the devaluation of the euro. Net sales in Europe declined 14% from 1999 on a 1% retread material unit volume decrease. The spread between the net sales decrease and the retread material unit volume decrease was due to the lower translated value of the euro. Gross profit margin decreased 4.0 percentage points from 1999 due to higher raw material costs. Operating expenses decreased 23% from 1999 due to the lower translated value of the euro, and lower personnel-related costs and bad debt expense. Primarily as a result of lower operating expenses, earnings before income taxes were up 1% over 1999.

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International. International net sales remained even with 1999 due to price increases in Brazil and South Africa and a retread material unit volume increase of 3% offset by the exit of operations in New Zealand which began in 1998. The increase in retread material unit volume was driven by higher shipments in Brazil and Mexico. The gross profit margin decreased by 1.6 percentage points from 1999 due to higher raw material costs in Brazil and Mexico partially offset by the lower cost of imported retread material in New Zealand and improved margins on new tire sales in New Zealand. During 2000, the Company took steps to close its manufacturing facility in Malaysia. The costs associated with the closure of this facility along with an increase in professional and marketing program costs were partially offset by the lower translated value of the Brazilian real and South African rand, resulting in a 3% increase in International operating expenses over 1999. Primarily as a result of the exit of operations in New Zealand and a lower gross margin, earnings before income taxes were 3% below 1999.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS sales increased 2% over 1999 due to dealership acquisitions during the year. However, a general economic slowdown towards the end of 2000, exacerbated by adverse weather conditions, caused a sales decline, exclusive of the effect of acquisitions, of 1% from 1999 and 5% from the fourth quarter of 1999. Operating expenses as a percent of net sales were 22% in 2000, even with 1999, but were up 4% from 1999 in terms of dollars, primarily due to the integration of new acquisitions and the effect of higher oil prices on vehicle expenses. In 2000, TDS recorded a loss before interest and taxes of $2,472,000 compared to a loss before interest and taxes of $2,510,000 in 1999.

IMPACT OF INFLATION AND CHANGING PRICES

It has generally been the Company's practice to adjust its selling prices and sales allowances to reflect changes in production and raw material costs in order to maintain its gross profit margin. During the year, the Company adjusted selling prices in the United States, Canada and other foreign locations to soften the impact of higher raw material costs caused by the increase in oil prices. The Company may adjust prices if raw material costs rise.

Replacement of fixed assets requires a greater investment than the original asset cost due to the impact of general price level increases over the useful lives of plant and equipment. This increased capital investment would result in higher depreciation charges affecting both inventories and cost of products sold.

CAPITAL RESOURCES AND LIQUIDITY

At the end of 2001, current assets exceeded current liabilities by $264,099,000. Cash and cash equivalents totaled $145,625,000 at December 31, 2001, increasing by $59,617,000 during the year. The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments. These investments increased by $2,017,000 from 2000.

The only changes in working capital requirements are for normal business growth. The Company funds its capital expenditures from the cash flow it generates from operations. During 2001, the Company spent $25,270,000 for capital expenditures. The Company believes that spending in recent years is representative of future capital spending needs.

As of December 31, 2001, the Company had available uncommitted and committed lines of credit totaling $77,000,000 in the United States for working capital purposes. Also, the Company's foreign subsidiaries had approximately $17,286,000 in credit and overdraft facilities available to them. From time to time during 2001, the Company borrowed funds to supplement operational cash flow needs or to settle intercompany transactions. The Company's long-term liabilities totaled $40,921,000 at December 31, 2001, which is approximately 8% of the combined total of long-term liabilities and shareholders' equity; this is a decrease of $64,242,000 from December 31, 2000, primarily as a result of $60,000,000 of long-term debt being classified as short-term due in December 2002.

During the year, the Company purchased 39,052 shares of its outstanding Common Stock and Class A Common Stock for $971,000 at prevailing market prices and paid cash dividends amounting to $25,157,000. The Company generally funds its dividends and stock repurchases from the cash flow generated from its operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management
-------------------------
The Company is exposed to market risk from changes in interest rates, foreign exchange rates, and commodity prices. To mitigate such risks, the Company enters into various derivative transactions. All derivative transactions are authorized and executed pursuant to clearly defined Company policies and procedures, which strictly prohibit the use of financial instruments for trading purposes. Analytical techniques and selective derivative instruments are applied to manage and monitor such market exposures.

Foreign Currency Exposure
-------------------------
Foreign currency exposures arising from cash flow transactions include firm commitments and anticipatory transactions. Translation exposure is also part of the overall foreign exchange risk. The Company's exposure to foreign currency risks exists primarily with the Brazilian real, Canadian dollar, Mexican peso, Japanese yen and European Union euro. The Company regularly enters into foreign currency contracts primarily using foreign exchange forward contracts and options to manage the foreign currency risks associated with most of its firm commitment exposures. The Company also employs foreign exchange forward contracts as well as option contracts to manage the foreign currency risks associated with approximately 40%
- 60% of its anticipated future cash flow transactions within the coming twelve months. The notional amount of these contracts at December 31, 2001 and 2000 were $14,250,000 and $3,055,000, respectively. The Company also limits its exposure to foreign currency fluctuations by entering into offsetting asset or liability positions and by establishing and monitoring limits on unmatched positions. The Company's pre-tax earnings from foreign subsidiaries and affiliates translated into U.S. dollars using a weighted-average exchange rate was $10,346,000 and $38,558,000 for the years ending December 31, 2001 and 2000, respectively. On that basis, the potential loss in the value of the Company's pre-tax earnings from foreign subsidiaries resulting from a hypothetical 10% adverse change in foreign currency exchange rates would have been $920,000 in 2001 and $3,629,000 in 2000.

Interest Rate Exposure
----------------------
In order to mitigate the impact of fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long-term basis. At December 31, 2001 and 2000, the Company had outstanding debt of $94,286,000 and $100,000,000, respectively. At December 31, 2001 and 2000, the fair value of the Company's debt was $96,256,000 and $102,225,000, respectively. In addition, at December 31, 2001 and 2000, the fair value of securities held for investment was $113,596,000 and $55,591,000, respectively. The fair value of the Company's total long-term debt and its securities held for investment would not be materially affected by a hypothetical 10% adverse change in interest rates. Therefore, the effects of interest rate changes on the fair value of the Company's financial instruments are limited.

Commodities Exposure
--------------------
Due to the nature of its business, the Company procures almost all of its synthetic rubber, which is the predominant raw material used in manufacturing tire tread, at quarterly fixed rates using contracts with the Company's main suppliers. Generally, the Company adjusts its selling prices and sales allowances to reflect significant changes in commodity costs. During the year, the Company adjusted selling prices in the United States, Canada and other foreign subsidiaries to soften the impact of higher oil prices on commodity costs. Therefore, the Company's exposure is limited to the extent selling price adjustments fail to offset increases in commodity costs.

SIGNIFICANT ACCOUNTING POLICIES

Bandag's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of the accounting policies that currently affect its financial condition and results of operations.

Accounts Receivable
-------------------
Bandag's global credit policies are corporately determined and managed through business unit credit and financial management departments to insure compliance with local laws and to effect proper credit and collections at the country level.

A significant percentage of the Company's global accounts receivable are obligations of dealers. The majority of these accounts receivable are extended within North America. However, Bandag competes in the global marketplace and credit is extended outside of the United States. Bandag continuously monitors political, social and economic risks to insure sound credit decisions are made within these foreign markets.

Bandag also extends credit in North America to customers in the trucking and transportation industry. Credit is extended to large national and regional customers on a contractual basis through Bandag. Smaller regional and local trucking customers are provided credit through TDS. The total amount of credit extended to trucking and transportation customers is approximately one-third of Bandag's total global accounts receivable.

Management evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount management reasonably believes will be collected. General reserves for bad debts are maintained based upon the length of time the receivables are past due and upon historical write-off experience by geographic location.

Deferred Taxes
--------------
At December 31, 2001, the Company had net deferred tax assets of approximately $31,745,000. The balance consists of approximately $41,656,000 of net deferred tax assets primarily related to the timing of income and deductions for tax versus books, and $9,911,000 of net deferred tax liabilities on the unremitted earnings of foreign subsidiaries which includes a valuation allowance of $1,500,000. Deferred taxes on the unremitted earnings of foreign subsidiaries is provided for under the assumption that all profits of the foreign subsidiaries will be repatriated to the United States and all foreign taxes paid will be available to offset United States taxes. In addition, any deferred tax assets from a foreign jurisdiction are reviewed annually to determine the probability of realizing the asset based on a facts and circumstances approach. If it is determined unlikely that the asset will be fully realized in the future, a valuation allowance is established against the asset. Refer to Note F of the consolidated financial statements for further details.

Litigation
----------
Certain other litigation arising from the normal course of business, along with the previously disclosed Michelin litigation, are pending. Refer to Note M of the consolidated financial statements for further discussion.

Marketing Programs
------------------
The Company currently maintains two major marketing programs: Distribution Management Request (DMR) Program and PowerPlus. Both programs are designed to increase Company market share by enhancing dealer capability and franchise value. Enhanced dealer capabilities and franchise values are achieved primarily through Company-provided financial assistance towards the acquisition of equipment, service vehicles, facility expansions and other items aligned with Company goals.

Under the DMR Program, the Company provides financial assistance to its dealers. The decision to grant this financial assistance is discretionary and based on business considerations. In 2001, 2000, and 1999, DMR expenses of $5,376,000, $15,164,000, and $1,993,000, respectively, were recorded as selling expenses. In 2002, in accordance with the Emerging Issues Task Force (EITF) No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," DMR expenses will be recorded as a reduction of sales.

The PowerPlus program allows the dealer to earn PowerPlus credits to fund certain of their equipment or other purchases. The Company establishes the qualifying purchases and the dollar amount for each pound of qualified tread rubber purchases and records dealer credits at the time of sale as a reduction of gross sales. Bandag may change or eliminate the per pound credit, or modify or discontinue the PowerPlus program, at any time in its sole discretion. This fund can accumulate until the dealer has earned all or part of the payment for new Bandag equipment or other approved purchases.

Outsourcing Agreement
---------------------
In connection with a contract entered into by TMS, the Company is incrementally acquiring ownership of one of its customer's tire and wheel assets throughout the term of the agreement. The Company recognizes the revenue associated with the incrementally acquired ownership in accordance with the contractually specified valuation methodology. The tire and wheel assets are classified as non-current assets. In 2001, 2000, and 1999, these non-current assets amounted to $22,855,000, $16,895,000, and $6,521,000, respectively. Quarterly the Company evaluates the recorded value of the tire and wheel assets against the contractually specified valuation methodology and makes adjustments accordingly. The contractually specified valuation methodology considers the acquisition price, quantity and condition of the tire and wheel assets but is not intended to serve as a determination of fair market value. The Company then completes a similar analysis, utilizing market values instead of acquisition costs, and adjusts the recorded value of the assets to the lower of these two valuations. Upon termination of the agreement, the tire and wheel assets will either be repurchased by the customer or a third party or will remain the property of the Company. There could be a material difference between the market value and the realizable value should the tire and wheel assets not be repurchased by the customer. However, the Company has determined the probability of this to be highly unlikely based upon the facts and conditions surrounding the contract with this customer. The Company periodically evaluates the recoverability of the TMS tire and wheel assets and adjusts the balance to fair value.

National Account Business
-------------------------
The Company enters into contracts to supply retreaded tires and other tire-related services through its network of franchised dealers to large national and regional customers in the North American trucking and transportation industry. These agreements are commonly referred to as National Accounts both within the Company and throughout the tire industry. Bandag actively pursues National Account business through its fleet sales force in North America. The Company has experienced significant growth in this area of the business over the last three years with National Account fleet business accounting for 28%, 26%, and 24%, of tread rubber pounds sold in North America, for 2001, 2000, and 1999, respectively. The continued consolidation in the trucking and transportation industry and increasing competition from other retread suppliers has continued to place pressure on the price of finished retread tires. These pressures on the National Account business have precipitated the need for the Company to provide various forms of financial assistance to its dealers to continue the supply of retreaded tires and services on these accounts. The Company internally refers to the financial assistance provided to its dealers related to National Account fleet business as fleet subsidy. In 2001, 2000, and 1999, fleet subsidy expenses of $18,969,000, $16,528,000, and $12,972,000, respectively, were recorded as other expenses. In 2002, in accordance with EITF 00-25, the financial assistance will be recorded as a reduction of sales.

Pension Plans
-------------
The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company's pension amounts relate to its defined benefit plans in the United States. The Company has not made any contributions to any of the United States pension plans since plan year 1997 because the fully funded status of the plans would preclude a tax deduction. SFAS No. 87 and the policies used by the Company generally reduce the volatility of pension income or expense arising from changes in the pension liability discount rates and the performance of the pension plan's assets.

An important element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on assets. The Company has assumed that the long-term rate of return on plan assets will be 8.0%. Over the long term, the assets in the Company's pension plans have experienced returns in excess of 8.0%; therefore the Company believes the assumption of future returns is reasonable. The assets in the United States plans experienced negative returns in 2001. Should this trend continue, future pension income would likely decline.

Each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments. The selected discount rate for December 31, 2001 was 7.5%.

For the years ended December 31, 2001 and 2000, the Company recognized consolidated pre-tax pension income of $4,102,000 and $4,994,000, respectively. The Company estimates pre-tax pension income to be $1,115,000 in 2002. Refer to Note J of the consolidated financial statements for further details.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FASB) No. 141, "Business Combinations," effective for acquisitions after June 30, 2001, and No. 142, "Goodwill and Other Intangibles Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of FASB No. 142 is expected to result in an increase in net earnings of approximately $8,800,000 or $.43 per share for the year. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during the first six months of 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

The EITF has recently addressed several topics related to the classification and recognition of certain promotional costs. In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Under this Issue, the EITF concluded that all consideration paid by a vendor to a reseller should be classified as a reduction of revenue in the vendor's income statement (instead of an expense) unless certain criteria are met. The Company is continuing to evaluate the impact of the new accounting rule and expects that certain costs will be reclassified as a reduction of sales and as a reduction of selling and general administrative and other expenses. The amounts the Company anticipates will be reclassified for 2001, 2000, and 1999, are $24,345,000, $31,692,000, and $14,965,000, respectively. As reclassifications, these changes will not affect the Company's financial position or earnings. The Company will adopt the accounting rule in the first quarter of 2002.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Results of Operations and Financial Condition includes forward-looking statements. These forward-looking statements can be identified as such because the context of the statement includes phrases such as "there continues to be," "the Company expects," "currently estimates," "the Company believes," "the Company estimates," "and expects that certain costs will be," "the Company anticipates," or other words of similar import. Similarly, statements that describe future plans or strategies are also forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors which could affect actual results include (i) whether the current weakness in the European and Latin American markets continues, improves or worsens in 2002, (ii) whether developments in the Michelin litigation result in 2002 expenses for the Michelin litigation exceeding or being less than the currently estimated range of $11,000,000 to $13,000,000 on a pre-tax basis, (iii) whether the ultimate resolution of the Michelin litigation will result in any significant liability to the Company, (iv) whether the investment returns from the Company's pension plans will be sufficient to justify the Company's assumption that the long-term return on pension plan assets will be 8.0%, (v) the extent to which the trend of negative pension plan returns in the last year would continue and, if so, the impact on future pension income, including the impact on the Company's estimate of pre-tax pension income of $1,115,000 in 2002, (vi) the degree to which the current difficult competitive conditions in the replacement market continue or improve, (vii) the extent of the improvement, if any, in the United States and worldwide economies in 2002, (viii) the loss of one or more significant dealers or fleet customers, and (ix) the cost of petroleum-based raw material and energy. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and Bandag, Incorporated undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                   Index to Consolidated Financial Statements
                                                                           Page

Report of Independent Auditors                                               28

Consolidated Balance Sheets as of December 31, 2001, 2000 and 1999           29

Consolidated Statements of Earnings for the Years Ended
  December 31, 2001, 2000 and 1999                                           30

Consolidated Statements of Cash Flows for the Years Ended December 31,
  2001, 2000 and 1999                                                        31

Consolidated Statements of Changes in Shareholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999                               32

Notes to Consolidated Financial Statements                                   34

                         Report of Independent Auditors


Shareholders and Board of Directors
Bandag, Incorporated

We have audited the accompanying consolidated balance sheets of Bandag, Incorporated and subsidiaries as of December 31, 2001, 2000, and 1999, and the related consolidated statements of earnings, cash flows and changes in shareholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated and subsidiaries at December 31, 2001, 2000, and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Chicago, Illinois

January 24, 2002

Consolidated Balance Sheets                                                                          December 31
In thousands                                                                              2001          2000          1999
                                                                                       ------------  ------------  ------------
Assets
Current Assets
  Cash and cash equivalents                                                            $   145,625   $    86,008   $    50,633
  Investments - Note D                                                                       9,394         7,377         9,461
  Accounts receivable, less allowance
  (2001 - $15,206; 2000 - $15,810; 1999 - $20,761)                                         164,708       177,103       199,710
  Inventories:
    Finished products                                                                       74,667        84,156        94,278
    Material and work in process                                                            15,128        17,484        16,244
                                                                                       ------------  ------------  ------------
                                                                                            89,795       101,640       110,522
  Deferred income tax assets                                                                34,325        44,972        46,804
  Prepaid expenses and other current assets                                                  6,327        10,079        10,988
                                                                                       ------------  ------------  ------------
      Total Current Assets                                                                 450,174       427,179       428,118

Property, Plant, and Equipment, on the basis of cost:
  Land                                                                                      11,751        12,260        12,651
  Buildings and improvements                                                               119,446       118,869       119,157
  Machinery and equipment                                                                  363,566       363,983       357,906
  Construction and equipment installation in progress                                        6,846         7,695        13,073
                                                                                       ------------  ------------  ------------
                                                                                           501,609       502,807       502,787
  Less allowances for depreciation and amortization                                       (343,601)     (325,651)     (304,802)
                                                                                       ------------  ------------  ------------
                                                                                           158,008       177,156       197,985
Goodwill, less accumulated amortization
(2001 - $37,298, 2000 - $28,393, 1999 - $19,685)                                            50,714        60,893        65,333
Intangible Assets, less accumulated amortization
(2001 - $6,781; 2000 - $5,670; 1999 - $4,386)                                                  315         1,426         2,710
Other Assets                                                                                59,361        47,895        28,275
                                                                                       ------------  ------------  ------------
    Total Assets                                                                       $   718,572   $   714,549   $   722,421
                                                                                       ============  ============  ============
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                                                                     $    22,153   $    18,294   $    33,472
  Accrued employee compensation and benefits                                                25,311        26,555        25,530
  Accrued marketing expenses                                                                26,396        29,630        27,190
  Other accrued expenses                                                                    23,527        30,457        39,696
  Dividends payable                                                                          6,502         6,272         6,127
  Income taxes payable                                                                      14,947        13,037        18,998
  Short-term notes payable and current portion of other obligations                         67,239         8,490         3,040
                                                                                       ------------  ------------  ------------
    Total Current Liabilities                                                              186,075       132,735       154,053

Long-Term Debt  and Other Obligations - Note E                                              40,921       105,163       111,151
Deferred Income Tax Liabilities                                                              2,580         2,494         3,142
Shareholders' Equity - Note I
  Common Stock; $1.00 par value; authorized - 21,500,000 shares;
    issued and outstanding - 9,079,093 shares in 2001; 9,057,561 shares
    in 2000; 9,088,403 shares in 1999                                                        9,079         9,058         9,088
  Class A Common Stock; $1.00 par value; authorized - 50,000,000 shares;
    issued and outstanding - 9,525,514 shares in 2001; 9,465,445 shares
    in 2000; 9,637,187 shares in 1999                                                        9,525         9,465         9,637
  Class B Common Stock; $1.00 par value; authorized - 8,500,000 shares;
    issued and outstanding - 2,037,370 shares in 2001; 2,038,745 shares
    in 2000; 2,045,251 shares in 1999                                                        2,037         2,039         2,045
  Additional paid-in capital                                                                11,399         8,256         7,476
  Retained earnings                                                                        502,517       484,987       456,247
  Foreign currency translation adjustment                                                  (45,561)      (39,648)      (30,418)
                                                                                       ------------  ------------  ------------
    Total Shareholders' Equity                                                             488,996       474,157       454,075
                                                                                       ------------  ------------  ------------
      Total Liabilities and Shareholders' Equity                                       $   718,572   $   714,549   $   722,421
                                                                                       ============  ============  ============
See notes to consolidated financial statements.

Consolidated Statements of Earnings                                                             Year Ended December 31
In thousands, except per share data                                                        2001          2000          1999
                                                                                       ------------  ------------  ------------
Income
  Net sales                                                                            $   964,868   $   996,059   $ 1,012,665
  Other income                                                                              17,341        17,367        15,213
                                                                                       ------------  ------------  ------------
                                                                                           982,209     1,013,426     1,027,878

Costs and Expenses
  Cost of products sold                                                                    603,494       621,355       619,926
  Engineering, selling, administrative, and other expenses                                 301,434       283,964       292,635
  Non-recurring charges - Note B                                                             3,400             -        13,500
  Interest expense                                                                           7,376         8,732         9,727
                                                                                       ------------  ------------  ------------
                                                                                           915,704       914,051       935,788
    Earnings Before Income Taxes                                                            66,505        99,375        92,090
  Income Taxes - Note F                                                                     22,673        39,042        39,760
                                                                                       ------------  ------------  ------------
    Net Earnings                                                                       $    43,832   $    60,333   $    52,330
                                                                                       ============  ============  ============
    Net Earnings Per Share - Note G

      Basic                                                                            $      2.13   $      2.92   $      2.41
                                                                                       ============  ============  ============
      Diluted                                                                          $      2.12   $      2.90   $      2.40
                                                                                       ============  ============  ============

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows                                                            Year Ended December 31
In thousands                                                                              2001           2000          1999
                                                                                       ------------  ------------  ------------
Operating Activities
  Net earnings                                                                         $    43,832   $    60,333   $    52,330
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provisions for depreciation and amortization                                            46,155        50,465        53,764
    Change in deferred income taxes                                                         11,303           869           579
    Other                                                                                     (779)       (6,695)        2,348
    Change in operating assets and liabilities, net of effects from acquisitions of businesses:
      Accounts receivable                                                                   10,812        18,554        13,481
      Inventories                                                                           10,360         8,182        (2,007)
      Prepaid expenses and other current assets                                              2,524           (12)        1,466
      Other assets                                                                          (5,960)      (10,374)       (6,521)
      Accounts payable and other accrued expenses                                           (4,693)      (15,915)       (9,284)
      Income taxes payable                                                                   2,943        (6,132)        6,263
                                                                                       ------------  ------------  ------------
    Net Cash Provided by Operating Activities                                              116,497        99,275       112,419

Investing Activities
  Additions to property, plant, and equipment                                              (25,270)      (26,267)      (41,903)
  Proceeds from dispositions of property, plant, and equipment                               4,221         3,481         3,503
  Purchases of investments                                                                 (11,416)      (10,795)      (11,784)
  Maturities of investments                                                                  9,149        11,829        12,044
  Payments for acquisitions of businesses                                                        -        (5,929)       (6,899)
                                                                                       ------------  ------------  ------------
    Net Cash Used in Investing Activities                                                  (23,316)      (27,681)      (45,039)

Financing Activities
  Proceeds from short-term notes payable                                                         -             -           538
  Principal payments on short-term notes payable and long-term obligations                  (7,396)         (991)       (2,717)
  Cash dividends                                                                           (25,157)      (24,494)      (25,001)
  Purchases of Common Stock and Class A Common Stock                                          (971)       (7,327)      (25,082)
                                                                                       ------------  ------------  ------------
    Net Cash Used in Financing Activities                                                  (33,524)      (32,812)      (52,262)

Effect of exchange rate changes on cash and cash equivalents                                   (40)       (3,407)       (2,397)
                                                                                       ------------  ------------  ------------
    Increase in Cash and Cash Equivalents                                                   59,617        35,375        12,721
Cash and cash equivalents at beginning of year                                              86,008        50,633        37,912
                                                                                       ------------  ------------  ------------
    Cash and Cash Equivalents at End of Year                                           $   145,625   $    86,008 $      50,633
                                                                                       ============  ============  ============

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity


                                                    Common Stock Issued     Class A Common Stock     Class B Common Stock
                                                      and Outstanding      Issued and Outstanding   Issued and Outstanding

In thousands, except share data                      Shares      Amount      Shares      Amount      Shares        Amount
                                                  -----------  --------- ------------- ----------  ------------   ---------
Balance at January 1, 1999                          9,083,797     $9,084    10,824,974    $10,825     2,046,577      $2,047
 Net earnings for the year
 Other comprehensive income, net of tax -
   Adjustment from foreign currency translation

 Comprehensive income for the year

 Cash dividends - $1.15 per share
 Conversion of Class B Common Stock to Common
   Stock - Note I                                       1,326          1                                 (1,326)         (2)
 Common Stock and Class A Common Stock issued
   under Restricted Stock Grant Plan - Note I           5,115          5         5,115          5
 Forfeitures of Common Stock and Class A Common
   Stock under Restricted Stock Grant Plan - Note I    (3,720)        (4)       (3,180)        (3)
 Common Stock and Class A Common Stock issued
   under Stock Award Program Plan-Note J                3,018          3         3,018          3
 Purchases of Common Stock and Class A Common
   Stock                                              (21,133)       (21)   (1,192,740)    (1,193)
 Stock options exercised under Nonqualified Stock
   Option Plan- Note I                                 20,000         20
                                                   ----------  ---------   -----------   --------    ----------     -------
Balance at December 31, 1999                        9,088,403     $9,088     9,637,187     $9,637     2,045,251      $2,045
 Net earnings for the year
 Other comprehensive income, net of tax -
   Adjustment from foreign currency translation

 Comprehensive income for the year

 Cash dividends - $1.19 per share
 Conversion of Class B Common Stock to Common
   Stock - Note I                                       6,506          6                                 (6,506)         (6)
 Forfeitures of Common Stock and Class A Common
   Stock under Restricted Stock Grant Plan - Note I    (1,535)        (1)       (1,535)        (2)
 Common Stock and Class A Common Stock issued
   under Stock Award Program Plan - Note J              2,582          3         2,582          3
 Purchases of Common Stock and Class A Common
   Stock                                              (58,395)       (58)     (192,789)      (193)
 Stock options exercised under Nonqualified Stock
   Option Plan - Note I                                20,000         20        20,000         20
                                                    ---------   --------   -----------   --------    ----------     -------
Balance at December 31, 2000                        9,057,561     $9,058     9,465,445     $9,465     2,038,745      $2,039

                                                                                      Accumulated
                                                                                         Other
                                                      Additional        Retained      Comprehensive       Comprehensive
                                                    Paid-In Capital     Earnings         Income               Income
In thousands, except share data                     ---------------   ------------   --------------       -------------
Balance at January 1, 1999                                  $7,287       $452,274         $(14,220)
 Net earnings for the year                                                 52,330                              $52,330
 Other comprehensive income, net of tax -
   Adjustment from foreign currency translation                                            (16,198)            (16,198)
                                                                                                           -----------
 Comprehensive income for the year                                                                             $36,132
                                                                                                           ===========
 Cash dividends - $1.15 per share                                         (24,871)
 Conversion of Class B Common Stock to Common
   Stock - Note I
 Common Stock and Class A Common Stock issued
   under Restricted Stock Grant Plan - Note I                  218
 Forfeitures of Common Stock and Class A Common
   Stock under Restricted Stock Grant Plan - Note I           (305)
 Common Stock and Class A Common Stock issued
   under Stock Award Program Plan-Note J                       209
 Purchases of Common Stock and Class A Common
   Stock                                                      (382)       (23,486)
 Stock options exercised under Nonqualified Stock
   Option Plan- Note I                                         449
                                                      ------------   ------------   --------------
Balance at December 31, 1999                                $7,476       $456,247        $(30,418)
 Net earnings for the year                                                 60,333                              $60,333
 Other comprehensive income, net of tax -
   Adjustment from foreign currency translation                                             (9,230)             (9,230)
                                                                                                           -----------
 Comprehensive income for the year                                                                             $51,103
                                                                                                           ===========
 Cash dividends - $1.19 per share                                         (24,638)
 Conversion of Class B Common Stock to Common
   Stock - Note I
 Forfeitures of Common Stock and Class A Common
   Stock under Restricted Stock Grant Plan - Note I            (97)
 Common Stock and Class A Common Stock issued
   under Stock Award Program Plan - Note J                     112
 Purchases of Common Stock and Class A Common
   Stock                                                      (120)        (6,955)
 Stock options exercised under Nonqualified Stock
   Option Plan - Note I                                        885
                                                      ------------   ------------   --------------
Balance at December 31, 2000                                $8,256       $484,987         $(39,648)

Consolidated Statements of Changes in Shareholders' Equity (continued)


                                                    Common Stock Issued     Class A Common Stock     Class B Common Stock
                                                      and Outstanding      Issued and Outstanding   Issued and Outstanding

In thousands, except share data                      Shares      Amount      Shares      Amount      Shares        Amount
                                                  -----------  --------- ------------- ----------  ------------   ---------
 Net earnings for the year
 Other comprehensive income, net of tax -
   Adjustment from foreign currency translation

 Comprehensive income for the year

 Cash dividends - $1.23 per share
 Conversion of Class B Common Stock to
   Common Stock - Note I                                1,375          1                                 (1,375)         (2)
 Forfeitures of Common Stock and Class A Common
   Stock under Restricted Stock Grant Plan - Note I    (1,720)        (2)       (1,720)        (2)
 Class A Common Stock issued under Stock Award
   Plan - Note I                                                                32,186         32
 Common Stock and Class A Common Stock issued
   under Stock Award Program Plan- Note J              20,704         21        25,383         25
 Purchases of Common Stock and Class A Common
   Stock                                              (18,827)       (19)      (20,225)       (20)
 Stock options exercised under Stock Award Plan -
   Note I                                                                        4,445          5
 Stock options exercised under Nonqualified Stock
   Option Plan - Note I                                20,000         20        20,000         20
                                                    ---------   --------   -----------   --------    ----------     -------

Balance at December 31, 2001                        9,079,093     $9,079     9,525,514     $9,525     2,037,370      $2,037
                                                   ==========   ========   ===========   ========    ==========     =======

                                                                                      Accumulated
                                                                                         Other
                                                      Additional        Retained      Comprehensive       Comprehensive
                                                    Paid-In Capital     Earnings         Income               Income
In thousands, except share data                     ---------------   ------------   --------------       -------------
 Net earnings for the year                                                 43,832                              $43,832
 Other comprehensive income, net of tax -
   Adjustment from foreign currency translation                                             (5,913)             (5,913)
                                                                                                           -----------
 Comprehensive income for the year                                                                             $37,919
                                                                                                           ===========
 Cash dividends - $1.23 per share                                         (25,387)
 Conversion of Class B Common Stock to
   Common Stock - Note I
 Forfeitures of Common Stock and Class A Common
   Stock under Restricted Stock Grant Plan - Note I           (106)
 Class A Common Stock issued under Stock Award
   Plan - Note I                                               752
 Common Stock and Class A Common Stock issued
   under Stock Award Program Plan- Note J                    1,540
 Purchases of Common Stock and Class A Common
   Stock                                                       (17)          (915)
 Stock options exercised under Stock Award Plan -
   Note I                                                       89
 Stock options exercised under Nonqualified Stock
   Option Plan - Note I                                        885
                                                      ------------   ------------      -----------

Balance at December 31, 2001                               $11,399       $502,517         $(45,561)
                                                      ============   ============      ===========

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

Cash Equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value.

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

Deferred Taxes on Unremitted Earnings of Foreign Subsidiaries:
Deferred taxes on the unremitted earnings of foreign subsidiaries is provided for under the assumption that all profits of the foreign subsidiaries will be repatriated to the United States and all foreign taxes paid will be available to offset United States taxes. In addition, any deferred tax assets from a foreign jurisdiction are reviewed annually to determine the probability of realizing the asset based on a facts and circumstances approach. If it is determined unlikely that the asset will be fully realized in the future a valuation allowance is established against the asset.

Inventories:
Inventories are valued at the lower of cost or market. Approximately 45%, 42%, and 43%, of year-end inventory amounts at December 31, 2001, 2000, and 1999, respectively, were determined by the last in, first out (LIFO) method. The remainder of year-end inventory amounts are determined by the first in, first out method.

The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $20,328,000, $22,883,000, and $20,138,000 at December 31, 2001, 2000, and 1999, respectively.

Property, Plant, and Equipment:
Provisions for depreciation of plant and equipment is computed using straight-line and declining-balance methods, over the following estimated useful lives:

Buildings                               5 to 50 years
Building Improvements                   3 to 40 years
Machinery and Equipment                 3 to 15 years

Depreciation expense approximated $36,139,000, $40,473,000, and $43,850,000 in 2001, 2000, and 1999, respectively.

Goodwill and Intangible Assets:
Goodwill and intangible assets, which principally represent the cost in excess of the fair value of the net assets acquired in acquisitions of businesses, are amortized using the straight-line method over 8 to 10 years. Amortization expense approximated $10,016,000, $9,992,000, and $9,914,000 in 2001, 2000, and
1999, respectively. See New Accounting Standards below.

Outsourcing Agreement:
In connection with a contract entered into by Tire Management Solutions, Inc.
(TMS), the Company is incrementally acquiring ownership of one of its customer's tire and wheel assets throughout the term of the agreement. The Company recognizes the revenue associated with the incrementally acquired ownership in accordance with the contractually specified valuation methodology. The tire and wheel assets are classified as non-current assets. Quarterly, the Company evaluates the recorded value of the tire and wheel assets against the contractually specified valuation methodology and makes adjustments accordingly. Upon termination of the agreement, the tire and wheel assets will either be repurchased by the customer or a third party or will remain the property of the Company. The Company periodically evaluates the recoverability of the TMS tire and wheel assets and adjusts the balance to the fair value.

Foreign Currency Translation:
Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and items of income and expense are translated at the average exchange rate for the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary and translation adjustments in countries with highly inflationary economies or in which operations are directly and integrally linked to the Company's United States operations are included in income.

Long-Lived Assets:
In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles, including goodwill (see New Accounting Standards below), in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets to fair value if the sum of the expected future cash flows is less than book value.

Research and Development:
Expenditures for research and development, which are expensed as incurred, approximated $10,225,000, $9,442,000, and $12,325,000 in 2001, 2000, and 1999,
respectively. This included $1,050,000 relating to costs associated with the conceptual design of TMS business processes in 1999.

Advertising:
The Company expenses all advertising costs in the year incurred. Advertising expense was $7,137,000, $7,322,000, and $5,305,000 in 2001, 2000, and 1999,
respectively.

Revenue Recognition:
Sales and associated costs are recognized at the time of delivery of products or performance of services.

Marketing Programs:
The Company currently maintains two major marketing programs: Distribution Management Request (DMR) Program and PowerPlus. Under the DMR Program, the Company provides financial assistance to its dealers. The Company records costs of the program as financial assistance is provided. The balance of the DMR reserve at December 31, 2001, 2000, and 1999 was $14,716,000, $20,816,000, and
$18,834,000, respectively. In 2001, 2000, and 1999, DMR expenses of $5,376,000,
$15,164,000, and $1,993,000, respectively, were recorded as selling expenses. The PowerPlus program allows the dealer to earn PowerPlus credits to fund certain of their equipment or other purchases. The Company establishes the qualifying purchases and the dollar amount for each pound of qualified tread rubber purchases and records dealer credits at the time of sale as a reduction of sales. This fund can accumulate until the dealer has earned all or part of the payment for new Bandag equipment or other approved purchases.

National Account Business:
The Company enters into contracts to supply retreaded tires and other tire-related services through its network of franchised dealers to large national and regional customers in the North American trucking and transportation industry. Pressures on the National Account business have precipitated the need for the Company to provide various forms of financial assistance to its dealers to continue the supply of retreaded tires and services on these accounts. In 2001, 2000, and 1999, fleet subsidy expenses of $18,969,000, $16,528,000, and $12,972,000, respectively, were recorded as other expenses.

Accounting for Stock-Based Compensation:
SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Refer to Note I for further discussion.

Derivative Instruments and Hedging Activities:
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133," effective January 1, 2001. The Statement requires companies to recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure of changes in the fair value of an asset or liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualifying as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

New Accounting Standards:
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FASB) No. 141, "Business Combinations," effective for acquisitions after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter 2002. Application of the nonamortization provisions of FASB No. 142 is expected to result in an increase in net earnings of approximately $8,800,000 or $.43 per share per year. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during the first six months of 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

The Emerging Issues Task Force (EITF) has recently addressed several topics related to the classification and recognition of certain promotional costs. In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Under this Issue, the EITF concluded that all consideration paid by a vendor to a reseller should be classified as a reduction of revenue in the vendor's income statement (instead of an expense) unless certain criteria are met. The Company is continuing to evaluate the impact of the new accounting rule and expects that certain costs will be reclassified as a reduction of sales and as a reduction of selling and general administrative and other expenses. As reclassifications, these changes will not affect the Company's financial position or earnings. The amounts the Company anticipates will be reclassified for 2001, 2000, and 1999 are $24,345,000, $31,692,000, and $14,965,000,
respectively. The Company will adopt the accounting rule in the first quarter of 2002.

Reclassification:
Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B. NON-RECURRING CHARGES

During the fourth quarter 2001, the Company recorded net non-recurring charges totaling $3,400,000 ($2,040,000 net of tax benefits). The net non-recurring charges include $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs include $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. In 2001, the Company paid $1,542,000 related to the termination of 37 employees. As of December 31, 2001, $2,758,000 of the charges related to the closure of the North American tread rubber manufacturing facility remained accrued. Also, included in the net non-recurring charge was $1,800,000 ($1,080,000 net of tax benefits) for post-retirement health care costs associated with 64 terminated employees that is included in the post-employment benefit liability at December 31, 2001. These two charges were offset by a benefit of $2,700,000 ($1,620,000 net of tax benefits) for the reduction of other accrued expenses due to the resolution of a tax audit settlement and prior year tax accrual changes.

During the fourth quarter 1999, the Company recorded non-recurring charges totaling $13,500,000 ($7,671,000 net of tax benefits) for termination benefits. These termination benefits covered the company-wide reduction of 175 employees through a combination of voluntary early retirements, the closing of a North American tread rubber manufacturing facility and other position eliminations. The early retirement program announced in the fourth quarter of 1999 offered unreduced retirement benefits to employees over the age of 55 who have accumulated 65 points (points = age + years of service). The early retirement program charges primarily represent a $4,906,000 increase in the pension benefit obligation which resulted when 62 employees elected this program. Of the total number of employees affected by position eliminations, benefit payments of $2,161,000 were made in 1999 for 56 employees. In 2000, the Company paid $4,256,000 relating to the termination of an additional 57 employees and continued termination benefits for 2 employees. In 2001, the Company paid $882,000 for continued termination benefits of six employees. Further employee termination costs of $1,136,000 are accrued at December 31, 2001. No charge related to the manufacturing facility has been expensed as the Company expects to use the facility in the future for general corporate purposes.

NOTE C. ACQUISITIONS

During 2000, the Company acquired two tire dealerships that are a part of Tire Distribution Systems, Inc. (TDS), a wholly-owned subsidiary of the Company. The dealerships were acquired for a total of $3,000,000 in cash and short-term payables. During 1999, the Company acquired four tire dealerships for a total of $7,100,000 in cash and short-term payables.

Certain supplemental non-cash information related to the Company's acquisitions of tire dealerships are as follows:

In thousands                                          2000          1999
                                              ----------------------------
Assets acquired                                       $3,121       $7,413
Less liabilities (1)                                   (208)        (514)
                                              ----------------------------
Cash paid                                              2,913        6,899
Less cash acquired                                       (1)            -
                                              ----------------------------
Net cash paid for acquisitions                        $2,912       $6,899
                                              ============================

(1) Includes short-term payables to sellers of $90,000 and $160,000 in 2000 and 1999, respectively.

Also during 2000, the Company acquired the assets of Quality Design Systems, Inc. (QDS), which were primarily goodwill, for a total of $3,000,000 in cash. QDS is a tire and automotive care industry software developer best-known for its TireMaster(R) software package. QDS, based in Eagle, Idaho, operates as a wholly-owned subsidiary of the Company and continues to serve its customers in the retail tire and automotive care industries.

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

Pro forma results of operations for 2000 and1999, assuming the purchase transactions occurred as of January 1, 1999, would not differ materially from reported amounts.

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

The following is a summary of securities held-to-maturity:

                                                               Gross          Gross      Estimated
                                                             Unrealized    Unrealized       Fair
In thousands                                       Cost        Gains        (Losses)       Value
                                                  ------------------------------------------------
December 31, 2001
Securities Held-to-Maturity
Obligations of states and political subdivisions    $113,544       $52      $-           $113,596
                                                  ================================================
December 31, 2000
Securities Held-to-Maturity
Obligations of states and political subdivisions     $52,577       $14      $-            $52,591
Short-term corporate debt                              3,000         -       -              3,000
                                                  ------------------------------------------------
Obligations of states and political subdivisions     $55,577       $14      $-            $55,591
                                                  ================================================
December 31, 1999
Securities Held-to-Maturity
Obligations of states and political subdivisions     $11,461        $1     $(22)          $11,440
                                                  ================================================

At December 31, 2001, 2000, and 1999, securities held-to-maturity include $102,850,000, $47,150,000, and $2,000,000, respectively, reported as cash equivalents.

NOTE E. FINANCING ARRANGEMENTS

The following is a summary of the Company's long-term debt and other obligations as of December 31:

                                                  Interest
In thousands                                        Rates        2001          2000        1999
                                                 ---------------------------------------------------
Senior Unsecured Notes Payable, maturing 2002          6.41%       $60,000      $60,000     $60,000
Senior Unsecured Notes Payable, maturing 2007          6.50%        34,286       40,000      40,000
                                                             ---------------------------------------
Total debt                                                          94,286      100,000     100,000
Other obligations                                                   13,874       13,653      14,191
                                                             ---------------------------------------
Total debt and other obligations                                   108,160      113,653     114,191
Current portion of debt and other obligations                     (67,239)      (8,490)     (3,040)
                                                             ---------------------------------------
Long-term debt and other obligations                               $40,921     $105,163    $111,151
                                                             =======================================

The aggregate amount of scheduled annual maturities of long-term debt and other obligations for each of the next five years is: $67,239,000 in 2002, $6,110,000 in 2003, $5,887,000 in 2004, $5,845,000 in 2005, $5,858,000 in 2006, and
$17,221,000 thereafter.

Cash payments for interest on debt were $7,419,000, $7,619,000, and $9,189,000 in 2001, 2000, and 1999, respectively.

The fair values of the Company's financing arrangements were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2001, 2000, and 1999, the fair value of the Company's outstanding debt was approximately $96,256,000, $102,225,000, and $98,170,000, respectively. Changes in the market value of the Company's debt does not affect the reported results of operations unless the Company is retiring such obligations prior to maturity.

At December 31, 2001, the Company had uncommitted and committed unused lines of credit arrangements totaling $94,286,000. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at various interest rates with various expiration dates.

NOTE F. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities reflecting the net tax effects of temporary differences are summarized as follows:

                                                                 December 31
In thousands                                             2001          2000        1999
                                                    ---------------------------------------
Deferred tax assets:
  Marketing programs                                       $15,944      $17,350    $20,381
  Basis difference in fixed assets                           8,048        6,921      4,085
  Insurance and legal reserves                               6,180        4,945      3,412
  Employee benefits                                          3,993        3,791      4,977
  Accounts receivable valuation allowances                   3,790        3,720      3,957
  Other nondeductible reserves                               2,705        3,406      4,906
  Foreign tax credits                                        2,643        6,777      6,844
  Obsolescence and valuation reserves                          715        1,359      2,105
  Other accruals                                             9,291       15,286     12,622
                                                    ---------------------------------------
Total deferred tax assets                                   53,309       63,555     63,289
                                                    ---------------------------------------
Deferred tax liabilities:
  Unremitted earnings of foreign subsidiaries                8,411       11,580      9,909
  Excess pension funding                                     9,418        7,346      7,248
  Other liabilities                                          2,235        2,151      2,470
                                                    ---------------------------------------
                                                            20,064       21,077     19,627
  Valuation allowance                                        1,500            -          -
                                                    ---------------------------------------
Total deferred tax liabilities                              21,564       21,077     19,627
                                                    ---------------------------------------
Net deferred tax assets                                    $31,745      $42,478    $43,662
                                                    =======================================

Net current deferred tax assets                            $34,325      $44,972    $46,804
Net non-current deferred tax liabilities                   (2,580)      (2,494)    (3,142)
                                                    ---------------------------------------
Net deferred tax assets                                    $31,745      $42,478    $43,662
                                                    =======================================

The components of earnings before income taxes are summarized as follows:
                                                             Year Ended December 31
In thousands                                              2001          2000        1999
                                                     ---------------------------------------
Domestic                                                    $56,159      $60,817    $49,186
Foreign                                                      10,346       38,558     42,904
                                                     ---------------------------------------
Earnings before income taxes                                $66,505      $99,375    $92,090
                                                     =======================================

Significant components of the provision for income tax expense (credit) are summarized as follows:

                                            Year Ended December 31
In thousands                             2001           2000          1999
                                  --------------------------------------------
Current:
  Federal                                $20,875        $20,341       $20,640
  State                                  (1,119)          2,831         2,894
  Foreign                                  5,575         10,128         9,240
Deferred:
  Federal                                (2,298)          6,201         6,238
  Foreign                                  (360)          (459)           748
                                  --------------------------------------------
Income taxes                             $22,673        $39,042       $39,760
                                  ============================================

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                        Year Ended December 31
                                                    2001          2000          1999
                                                ----------------------------------------
Computed at the expected statutory rate               35.0%        35.0%          35.0%
State income tax - net of federal tax benefit          2.8%         1.9%           1.8%
Amortization of goodwill not deductible                3.8%         2.5%           2.7%
Deferred tax on unremitted earnings of foreign        (0.9)%        1.5%           2.8%
subsidiaries
Research and Development credit                       (3.7)%          -%             -%
Prior year accrual changes                            (6.1)%          -%             -%
Other                                                  3.2%        (1.6)%          0.9%
                                                ----------------------------------------
Income tax at the effective rate                      34.1%        39.3%          43.2%
                                                ========================================

Undistributed earnings of subsidiaries on which deferred income taxes have not been provided are not significant.

Income taxes paid amounted to $9,306,000, $41,034,000, and $33,197,000 in 2001,
2000, and 1999, respectively.

NOTE G. EARNINGS PER SHARE

Earnings per share amounts are based on the weighted-average number of shares of Common Stock, Class A Common Stock, Class B Common Stock and dilutive potential common shares (non-vested restricted stock and stock options) outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:
                                              Year Ended December 31
In thousands, except per share data      2001           2000          1999
                                       -----------------------------------------
Numerator:
  Net Earnings                             $43,832        $60,333       $52,330

Denominator:
  Weighted-average shares - Basic           20,573         20,693        21,707

  Effect of dilutive:
    Non-vested restricted stock                 41             40            40
    Stock options                               72             45            17
                                       -----------------------------------------
                                               113             85            57

  Weighted-average shares - Diluted         20,686         20,778        21,764
                                       =========================================
Net Earnings Per Share:
  Basic                                      $2.13          $2.92         $2.41
                                       =========================================
  Diluted                                    $2.12          $2.90         $2.40
                                       =========================================

Options to purchase 46,100, 60,200, and 60,200 shares of Class A Common Stock at an option price of $33.875 were outstanding during 2001, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the shares of Class A Common Stock and, therefore, the effect would have been antidilutive.

NOTE H. LEASES

Certain equipment and facilities are rented under non-cancelable and cancelable operating leases. Total rental expense under operating leases was $10,210,000, $12,094,000, and $14,049,000 for the years ended December 31, 2001, 2000, and
1999, respectively. At December 31, 2001, future minimum lease payments under operating leases having initial lease terms in excess of one year are:
$10,189,000 in 2002, $7,559,000, in 2003, $5,846,000 in 2004, $4,817,000 in
2005, $3,871,000 in 2006, and $16,274,000 in the aggregate for all years after 2006.

NOTE I. SHAREHOLDERS' EQUITY

Class A Common Stock and Class B Common Stock have the same rights regarding dividends and distributions upon liquidation as Common Stock. However, Class A Common Shareholders are not entitled to vote, Class B Common Shareholders are entitled to ten votes for each share held and Common Shareholders are entitled to one vote for each share held.

Transfer of shares of Class B Common Stock is substantially restricted and must be converted to Common Stock prior to sale. In certain instances, outstanding shares of Class B Common Stock will be automatically converted to shares of Common Stock. All then-outstanding shares of Class B Common Stock will be converted to shares of Common Stock on January 16, 2007.

Under the terms of the Bandag, Incorporated Restricted Stock Grant Plan, the Company was authorized to grant up to an aggregate of 100,000 shares of Common Stock and 100,000 shares of Class A Common Stock to certain key employees. The shares granted under the Plan will entitle the grantee to all dividends and voting rights; however, such shares will not vest until seven years after the date of grant. If a grantee's employment is terminated prior to the end of the seven-year period for any reason other than death, disability or termination of employment after age 60, the shares will be forfeited. A grantee who has attained age 60 and whose employment is then terminated prior to the end of the seven-year vesting period does not forfeit the non-vested shares. There were no shares granted under the plan during the years ended December 31, 2001 and 2000. During the year ended December 31, 1999, 5,115 shares of Common Stock were granted under the Plan. During the year ended December 31, 1999, 5,115 shares of Class A Common Stock were granted under the Plan. The resulting charge to earnings amounted to $385,000 in 1999. During the year ended December 31, 2001, 1,720 shares of Common Stock and 1,720 shares of Class A Common Stock were forfeited. During the year ended December 31, 2000, 1,535 shares of Common Stock and 1,535 shares of Class A Common Stock were forfeited. During the year ended December 31, 1999, 3,720 shares of Common Stock and 3,180 shares of Class A Common Stock were forfeited. The credit to 2001, 2000, and 1999 earnings related to the shares forfeited was approximately $110,000, $100,000, and $312,000, respectively. No further shares can be granted under the Plan.

Under the terms of the Bandag, Incorporated Nonqualified Stock Option Plan, the Company was authorized through November 13, 1997 to grant options to purchase up to 500,000 shares of Common Stock and 500,000 shares of Class A Common Stock to certain key employees at an option price equal to the market value of the shares on the date of grant. During 2001, options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A common Stock were exercised. During 2000, options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A Common Stock were exercised. During 1999, options to purchase 20,000 shares of Common Stock were exercised. No further shares are outstanding under the Plan.

In 1999, the Company's Board of Directors adopted the Bandag, Incorporated Stock Award Plan. Under the terms of this plan, the Company may award to certain eligible employees and directors incentive stock options, nonqualified stock options, and restricted stock. Up to 2,400,000 shares of Class A Common Stock is authorized for issuance under the Plan. All employees of Bandag and its subsidiaries and directors of Bandag who are not employees of Bandag or its subsidiaries are eligible to participate in the Plan. During the year ended December 31, 2001, 32,186 restricted shares of Class A Common Stock, which were accrued for at December 31, 2000, were granted under the Plan. The Company recorded expense related to the Plan of $784,000 in 2000. The exercise price of each option is equal to the market price of the Company's stock on the date of the grant. The maximum term of the options is 10 years and the maximum vesting period is 5 years.

A summary of the status of the Company's option activity under the Bandag, Incorporated Stock Award Plan is presented below:

                                                     Weighted-Average
                                     Shares           Exercise Price
                                   ---------------------------------------

Outstanding, January 1, 1999                  -                         $-
Granted                                  60,200                      33.88
                                   ---------------------------------------
Outstanding, December 31, 1999           60,200                     $33.88

Granted                                 481,600                      21.09
Forfeited                               (9,100)                      21.09
                                   ---------------------------------------
Outstanding, December 31, 2000          532,700                     $22.54

Granted                                 388,200                      24.35
Exercised                               (4,445)                      21.09
Forfeited                              (19,720)                      30.79
                                   ---------------------------------------
Outstanding, December 31, 2001          896,735                     $23.15
                                   =======================================

The following summarizes information about stock options outstanding under the Bandag, Incorporated Stock Award Plan at December 31, 2001:

                                       Options Outstanding                   Options Exercisable
                                             Average        Weighted-                    Weighted-
                                            Remaining        Average                      Average
                                           Contractual      Exercise                      Exercise
Range of Exercise Prices     Shares           Life            Price         Shares         Price
-----------------------------------------------------------------------------------------------------
$20.33 - $23.71                 465,785        8.2 years         $21.09       102,545          $21.09
$23.71 - $27.10                 384,850        9.2 years         $24.35        16,200          $24.35
$30.49 - $33.88                  46,100        7.1 years         $33.88        18,440          $33.88
-----------------------------------------------------------------------------------------------------
$20.33 - $33.88                 896,735        8.5 years         $23.15       137,185          $23.19

The following table presents, on a pro forma basis, net earnings and net earnings per share as if compensation costs of the plan had been determined consistent with SFAS No. 123:

In thousands, except per share data           2001          2000        1999
                                          -------------------------------------
Net earnings:
   As reported                              $43,832       $60,333     $52,330
   Pro forma                                $43,041       $59,873     $52,262
Net earnings per share (basic):
   As reported                                $2.13         $2.92       $2.41
   Pro forma                                  $2.09         $2.89       $2.41
Net earnings per share (diluted):
   As reported                                $2.12         $2.90       $2.40
   Pro forma                                  $2.08         $2.88       $2.40

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following weighted-average assumptions were made in estimating the fair value:

                                           2001         2000         1999
                                      ---------------------------------------
Dividend yield                               4.1%          3.9%         2.2%
Expected volatility                         31.3%         26.7%        20.7%
Risk-free interest rate                      5.3%          6.6%         4.9%
Expected lives                           10 years      10 years     10 years

The weighted-average fair value of options granted during 2001, 2000, and 1999 was $6.74, $5.95 and $9.96 per option, respectively.

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

The reconciliations of the benefit obligations, the reconciliations of the fair value of plan assets, and the reconciliations of funded status of the plans, as determined by consulting actuaries, are as follows:

                                                          Pension Benefits             Postretirement Benefits
In thousands                                         2001       2000       1999      2001       2000       1999
                                                  -----------------------------------------------------------------
Change in benefit obligations:
Benefit obligations at the beginning of  the year    $72,369    $73,638    $73,603    $4,487     $4,126     $4,432
  Service cost                                         2,730      3,067      3,796       208        194        213
  Interest cost                                        5,344      5,383      4,785       330        304        283
  Participants' contributions                             51         50         51         -          -          -
  Plan amendments                                        109          -        347         -          -          -
  Exchange rate changes                                 (196)       (90)       164         -          -          -
  Curtailment gain                                         -       (143)      (459)        -          -          -
  Settlement loss                                          -        351        190         -          -          -
  Special termination benefits                         2,161          -      5,629     1,802          -          -
  Settlement payments                                      -     (1,007)      (898)        -          -          -
  Benefits paid                                       (3,823)    (4,453)    (2,125)     (464)      (192)       (67)
  Actuarial (gain) or loss                            (2,773)    (4,427)   (11,445)     (151)        55       (735)
                                                  -----------------------------------------------------------------
Benefit obligations at end of year                   $75,972    $72,369    $73,638    $6,212     $4,487     $4,126
                                                  =================================================================
Change in plan assets at fair value:
Fair value of plan assets at beginning of year      $147,552   $131,024   $115,347        $-         $-         $-
  Actual return on plan assets                       (35,598)    21,922     18,378         -          -          -
  Employer contributions                                 108        119        100       464        192         67
  Participants' contributions                             51         50         51         -          -          -
  Benefits paid                                       (3,823)    (4,453)    (2,125)     (464)      (192)       (67)
  Settlement payments                                      -     (1,007)      (898)        -          -          -
  Exchange rate changes                                (213)       (103)       171         -          -          -
                                                  -----------------------------------------------------------------
Fair value of plan assets at end of year            $108,077   $147,552   $131,024        $-         $-         $-
                                                  =================================================================
Reconciliation of funded status:
  Funded status                                      $32,105    $75,183    $57,386   $(6,212)   $(4,487)   $(4,126)
  Unrecognized actuarial gain                         (3,376)   (50,555)   (41,026)   (2,914)    (2,905)    (3,099)
  Unrecognized transition asset                       (2,125)    (2,802)    (3,509)        -          -          -
  Unrecognized prior service cost                        672        679        748        43         47         51
                                                  -----------------------------------------------------------------
  Prepaid (accrued) benefit cost                     $27,276    $22,505    $13,599   $(9,083)   $(7,345)   $(7,174)
                                                  =================================================================
Weighted-average assumptions:
  Discount rate                                         7.5%       7.5%       7.5%      7.5%       7.5%       7.5%
  Rate of increase in future compensation               3.5%       4.0%       4.0%       N/A        N/A        N/A
  Expected long-term rate of return on assets           8.0%       8.0%       8.0%       N/A        N/A        N/A
Medical trend on pre-Medicare charges
  Initial trend                                          N/A        N/A        N/A     11.0%       7.0%       8.0%
  Ultimate trend                                         N/A        N/A        N/A    **5.0%      *6.0%       6.0%
Medical trend on post-Medicare charges
  Initial trend                                          N/A        N/A        N/A     13.0%       7.0%       8.0%
  Ultimate trend                                         N/A        N/A        N/A    **7.0%      *6.0%       6.0%

*Ultimate trend rate for 1999 and 2000 disclosures reached in 2001. **Ultimate trend rate for 2001 disclosure reached in 2009.

Assets of the plans are principally invested in U.S. domestic common stocks, and short term notes and bonds (fixed income securities) with maturities under five years.

Net periodic (benefit) cost is composed of the following:

                                                         Pension Benefits             Postretirement Benefits
In thousands                                        2001       2000       1999       2001       2000       1999
                                                 ------------------------------------------------------------------
Components of net periodic (benefit) cost:
  Service cost                                       $2,730     $3,067     $3,796       $208       $194       $213
  Interest cost                                       5,344      5,383      4,785        330        304        283
  Expected return on plan assets                    (11,617)   (10,300)    (9,262)         -          -          -
  Amortization of prior service cost                     89        111        110          4          4          3
  Amortization of transitional assets                  (702)      (789)      (820)         -          -          -
  Recognized actuarial gain                          (2,107)    (1,604)      (617)      (142)      (155)      (112)
                                                 ------------------------------------------------------------------
  Net periodic (benefit) cost                       $(6,263)   $(4,132)   $(2,008)      $400       $347       $387
                                                 ==================================================================

Additional (gain) or loss recognized due to:
  Curtailment                                            $-      $(178)    $5,090         $-         $-         $-
  Settlement                                              -       (684)      (184)         -          -          -
  Special Termination Cost                            2,161          -          -      1,802          -          -

A one-percentage-point change in the assumed health care cost trend rates would have the following effects:
                                                              1-Percentage-         1-Percentage-
                                                             Point Increase         Point Decrease
                                                           --------------------   -------------------
In thousands
Effect on total of service and interest cost components                    $76                 $(64)
Effect on postretirement benefit obligation                               $590                $(516)

The Company also sponsors defined-contribution plans, covering substantially all employees in the United States. Annual contributions are made in such amounts as determined by the Company's Board of Directors. Although employees may contribute up to 15% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company currently provides plans with a variety of contribution levels (including employee contribution match provisions). The Company recorded expense for contributions in the amount of $4,568,000, $4,323,000, and $5,300,000 in 2001, 2000, and 1999, respectively. One of the plans include a potential Company contribution of stock based on earnings per share. During the years ended December 31, 2001, 2000, and 1999, the Company issued 20,704, 2,582, and 3,018 shares of Common Stock, respectively, under the Plan. During the years ended December 31, 2001, 2000, and 1999, the Company issued 25,383, 2,582, and 3,018 shares of Class A Common Stock, respectively. The Common Stock and Class A Common Stock were all accrued for in the previous years. The Company recorded expense under the Plan of $163,000, $1,787,000, and $120,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company's contributions to foreign plans were not significant in 2001, 2000, and 1999.

NOTE K. DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes derivatives to reduce its exposure to foreign currency risk from its forecasted revenue denominated in foreign currencies. The Company primarily uses foreign currency forward exchange contracts and foreign currency option contracts to reduce its exposure to foreign currency risk. When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency revenue is offset by gains in the value of the forward contract. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. The Company does not actively trade such instruments, nor does it enter into such agreements for speculative purposes.

The fair value of the derivative instruments, $185,000 at December 31, 2001, is recorded as other current assets on the balance sheet and because the Company has not designated these instruments as accounting hedges changes in the fair values of these instruments are reflected in current income.

At December 31, 2000 and 1999, the Company had foreign currency forward exchange contracts and foreign currency option contracts with contract values of approximately $3,055,000 and $7,688,000, respectively, which became due at various amounts and various dates during 2001. The fair value of the contracts, in the aggregate, was insignificant at December 31, 2000 and 1999.

NOTE L. OPERATING SEGMENT AND GEOGRAPHIC AREA INFORMATION

Description of Types of Products and Services:
The Company has two reportable operating segments: the Traditional Business and TDS.

The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. SFAS No. 131 requires segment information to be reported based on how management internally evaluates the operating performance of their business units. The operations of the Traditional Business segment are evaluated by worldwide geographic region. For segment reporting purposes, the Company's operations located in the United States and Canada, along with Tire Management Solutions, Inc. and Quality Design Systems, Inc. are integrated and managed as one unit, which is referred to internally as "North America." The Company's operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. Exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as "International."

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

The following tables present information concerning net sales and long-lived assets for countries which exceed 10% of the respective totals:

Net Sales (a)                      Year Ended December 31
(In thousands)               2001              2000             1999
                        -------------------------------------------------
United States                $743,023          $733,730         $736,197
Other                         221,845           262,329          276,468
                        -------------------------------------------------
Consolidated                 $964,868          $996,059       $1,012,665
                        =================================================

Long-lived Assets (b)                    December 31
(In thousands)               2001              2000             1999
                        -------------------------------------------------
United States                $172,005          $190,096         $217,608
Other                          37,032            49,379           48,420
                        -------------------------------------------------
Consolidated                 $209,037          $239,475         $266,028
                        =================================================
(a) Net sales are attributed to countries based on the location of customers.
(b) Corporate long-lived assets are included in the United States.

NOTE M. PENDING LITIGATION

Bandag, Incorporated vs. Michelin Retread Technologies, Incorporated et al.,
----------------------------------------------------------------------------
United States District Court for the Southern District of Iowa, 3-99-CV-80165.
-----------------------------------------------------------------------------

On September 16, 1999, Bandag, Inc. filed an action against Michelin Retread Technologies and affiliated companies for violations of state and federal law, including applicable antitrust laws and the Lanham Act. The Company moved in December 2000 to amend its complaint to name additional Michelin entities. Michelin entities have filed counterclaims alleging, among other things, that the Company injured Michelin by violating the antitrust laws and the Lanham Act and by conspiring with Bridgestone/Firestone, Inc. to injure Michelin in violation of the antitrust laws. Both the Company's lawsuit and Michelin's counterclaims seek compensatory (including treble damages) and injunctive relief. Bandag intends to seek damages from Michelin in the amount of at least $8,750,624 in addition to punitive damages. Michelin has informed Bandag that it intends to seek damages from Bandag and Bridgestone/Firestone in the amount of $146,165,000 plus treble damages. While the results of the Company's suit and Michelin's counterclaims cannot be predicted with certainty, a victory on Michelin's counterclaims could have a material adverse effect on the Company's consolidated financial position and results of operations. Management, however, believes that its claims against Michelin are meritorious and that Michelin's counterclaims and its damage claims are without merit. The Company intends to vigorously defend its position and has recorded no accrual for the costs, if any, of the ultimate resolution of this matter.

On February 2, 2001, Michelin moved for a preliminary injunction against the Company and Bridgestone/Firestone. Among other things, Michelin asked the Court to prevent the Company from enforcing agreements with certain franchisees and from enforcing certain terms in other franchise agreements (including exclusivity provisions), communicating with Bridgestone/ Firestone about certain subjects or engaging in any joint undertaking, merger or alliance with Bridgestone/Firestone. The preliminary injunction hearing took place on April 16-17, 2001. The Court denied Michelin's request for a preliminary injunction on May 4, 2001.

Discovery took place over the course of 2001 and 2002. By mutual agreement, Bandag and Michelin have dismissed their respective Lanham Act claims against each other, and Bandag has dismissed its antitrust claims against Michelin. The trial is scheduled to proceed in May 2002.

Other Litigation:
Certain other litigation arising in the normal course of business is pending. The Company is of the opinion that the resolution of such litigation will not have a significant effect on the consolidated financial statements.

NOTE N. SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are summarized as follows:

                                                             Quarter Ended 2001
In thousands, except per share data            Mar. 31       Jun. 30      Sep. 30      Dec. 31
                                            ------------------------------------------------------
 Net sales                                        $209,242     $244,758     $261,712     $249,156
 Gross profit                                       74,755       90,179       96,631       99,809
 Net earnings                                        2,328        9,512       14,614       17,378
 Net earnings per share:
   Basic                                             $0.11        $0.46        $0.71        $0.84
   Diluted                                           $0.11        $0.46        $0.71        $0.84
                                                             Quarter Ended 2000
In thousands, except per share data            Mar. 31       Jun. 30      Sep. 30      Dec. 31
                                            ------------------------------------------------------
 Net sales                                        $224,289     $249,116     $269,905     $252,749
 Gross profit                                       87,448       94,965      101,102       91,189
 Net earnings                                       10,013       17,642       17,914       14,764
 Net earnings per share:
   Basic                                             $0.48        $0.85        $0.87        $0.72
   Diluted                                           $0.48        $0.85        $0.86        $0.71

Fourth quarter 2001 earnings reflect a non-recurring after-tax charge of $3,400,000 ($.10 per diluted share), related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs. See Note B.

Fourth quarter 2001 earnings benefited by approximately $4,100,000 ($.20 per diluted share), from a lower effective tax rate, resulting from tax audit settlements and an evaluation of the adequacy of prior year accruals.

Fourth quarter 2000 earnings benefited by $0.16 per diluted share, primarily from the favorable resolution of foreign tax issues.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

     The information called for by Item 10 (with respect to the directors of the registrant and with respect to the information required to be furnished under Rule 405 of Regulation S-K) is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2001. In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by
Item 10 has been included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

     The information called for by Item 11 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

     The information called for by Item 12 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

     The information called for by Item 13 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2001.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------

(a)(1) Financial Statements

     The following consolidated financial statements are included in Part II,
     Item 8:
                                                                            Page

     Consolidated Balance Sheets as of December 31, 2001, 2000 and 1999.......29

     Consolidated Statements of Earnings for the Years Ended
       December 31, 2001, 2000 and 1999.......................................30

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2001, 2000 and 1999.......................................31

     Consolidated Statements of Changes in Shareholders' Equity for
       the Years Ended December 31, 2001, 2000 and 1999.......................32

     Notes to Consolidated Financial Statements...............................34

(2)  Financial Statement Schedule

     Schedule II - Valuation and qualifying accounts and reserves.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)   Exhibits

      Exhibit No.            Description

       3.1    Bylaws: As amended August 28, 2001.
       3.2 Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
       3.3 Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
       4.1 Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

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

       10.2(c) Current Form of Bandag Dealer Franchise Agreement

       10.3*  Miscellaneous Fringe Benefits for Executives.

       10.4* Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit
              10.7 to the Company's Form 10-K for the year ended December 31, 1994.)

       10.5* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

       10.6* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

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

       10.9*  Bandag, Incorporated Stock Award Plan, as amended March 12, 2002.

       10.10* Form of Nonqualified Stock Option Agreement under the Bandag,
              Incorporated Stock Award Plan (incorporated by reference to
              Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2000).

       10.11* Form of Restricted Stock Award Agreement under the Bandag,
              Incorporated Stock Award Plan.

       10.12* Description of Short-term Compensation Plan.

       21     Subsidiaries of Registrant.

       23     Consent of Independent Auditors


*Represents a management compensatory plan or arrangement.

(b)    Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                               BANDAG, INCORPORATED AND SUBSIDIARIES

                                                            COL. C
COL. A                                      COL. B          ADDITIONS                          COL. D            COL. E
-----------------------------------------------------------------------------------------------------------------------------
                                                              (1)
                                           Balance at      Charged to       Charged to                          Balance at
                                           Beginning       Costs and      Other  Accounts -    Deductions -      End of
              DESCRIPTION                  of Period       Expenses          Describe           Describe         Period
                                         ------------------------------------------------------------------------------------
Year ended December 31, 2001:               $15,810,000     $4,318,000                         $4,922,000(1)     $15,206,000
  Allowance for doubtful accounts
Year ended December 31, 2000:
  Allowance for doubtful accounts           $20,761,000     $2,920,000                         $7,871,000(1)     $15,810,000
Year ended December 31, 1999:
  Allowance for doubtful accounts           $18,724,000     $9,286,000                         $7,249,000(1)     $20,761,000

(1)      Uncollectible accounts written off, net of recoveries and foreign exchange fluctuations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BANDAG, INCORPORATED
                                         By /s/ Martin G. Carver
                                            -----------------------------------
                                            Martin G. Carver
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            President and Director
                                            (Principal Executive Officer)
Date:   March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert T. Blanchard
------------------------------------   ----------------------------------------
     Robert T. Blanchard                   Lucille A. Carver
     Director                              Director

/s/ Roy J. Carver, Jr.                 /s/ Gary E. Dewel
------------------------------------   ----------------------------------------
     Roy J. Carver, Jr.                    Gary E. Dewel
     Director                              Director

/s/ James R. Everline                  /s/ Phillip J. Hanrahan
------------------------------------   ----------------------------------------
     James R. Everline                     Phillip J. Hanrahan
     Director                              Director

/s/ Edgar D. Jannotta                  /s/ R. Stephen Newman
------------------------------------   ----------------------------------------
     Edgar D. Jannotta                     R. Stephen Newman
     Director                              Director

/s/ Martin G. Carver                   /s/ Warren W. Heidbreder
------------------------------------   ----------------------------------------
     Martin G. Carver                      Warren W. Heidbreder
     Chairman of the Board,                Vice President, Chief Financial
     Chief Executive Officer,              Officer (Principal Financial Officer)
     President and Director
     (Principal Executive Officer)     /s/ Charles W. Vesey
                                       ----------------------------------------
                                           Charles W. Vesey
                                           Corporate Controller
                                           (Principal Accounting Officer)
Date:  March 28, 2002

                                  EXHIBIT INDEX

Exhibit No.                        Description

3.1       Bylaws: As amended August 28, 2001.

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

10.2(c)   Current Form of Bandag Dealer Franchise Agreement

10.3*     Miscellaneous Fringe Benefits for Executives

10.4* Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit
          10.7 to the Company's Form 10-K for the year ended December 31, 1994.)

10.5* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to
          Exhibit 10.1 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

10.6* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to
          Exhibit 10.2 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

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

10.9*     Bandag, Incorporated Stock Award Plan, as amended March 12, 2002.

10.10* Form of Nonqualified Stock Option Award Agreement under the Bandag, Incorporated Stock Award Plan (incorporated by reference to Exhibit
          10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2000).

10.11* Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan.

10.12*    Description of Short-term Compensation Plan.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors


*Represents a management compensatory plan or arrangement.