Form 10-Q
period 2002-03-31
BANDAG INC
filed 2002-05-14
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 (563) 262-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $1 par value; 9,079,431 shares as of April 30, 2002.
Class A Common Stock, $1 par value; 9,555,596 shares as of April 30, 2002. Class B Common Stock, $1 par value; 2,037,200 shares as of April 30, 2002.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


                                      INDEX

Part I: FINANCIAL INFORMATION                                           Page No.

     Item 1.  Financial Statements (Unaudited)

                 Condensed consolidated balance sheets -
                 March 31, 2002 and December 31, 2001                         3

                 Condensed consolidated statements of operations
                 Three months ended March 31, 2002 and 2001                   4

                 Condensed consolidated statements of cash flows
                 Three months ended March 31, 2002 and 2001                   5

                 Notes to condensed consolidated financial statements
                 March 31, 2002                                               6

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11


PART II: OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                               15

Signatures                                                                   16

PART 1. FINANCIAL INFORMATION
                                       BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1.   Financial Statements
Condensed Consolidated Balance Sheets
                                                                                  (Unaudited)
                                                                                    March 31,        December 31,
In thousands, except share data                                                      2002                2001
                                                                                ---------------     ---------------
Assets
Current assets
  Cash and cash equivalents                                                     $       173,831     $       145,625
  Investments                                                                            12,151               9,394
  Accounts receivable, net                                                              127,782             164,708
  Inventories
     Finished products                                                                   75,332              74,667
     Material and work in process                                                        15,035              15,128
                                                                                ---------------     ---------------
                                                                                         90,367              89,795
  Other current assets                                                                   40,803              40,652
                                                                                ---------------     ---------------
      Total current assets                                                              444,934             450,174

Property, plant, and equipment                                                          496,891             501,609
Less accumulated depreciation and amortization                                         (342,826)           (343,601)
                                                                                ---------------     ---------------
                                                                                        154,065             158,008
Goodwill, net                                                                                 -              50,964
Intangible assets, net                                                                    2,270                 315
Other assets                                                                             58,310              59,361
                                                                                ---------------     ---------------
        Total assets                                                            $       659,579     $       718,822
                                                                                ===============     ===============
Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                              $        20,695     $        22,153
  Accrued employee compensation and benefits                                             20,616              25,311
  Accrued marketing expenses                                                             21,014              26,396
  Other accrued expenses                                                                 36,844              30,279
  Income taxes payable                                                                   11,118              14,947
  Short-term notes payable and current portion of other obligations                      67,233              67,239
                                                                                ---------------     ---------------
      Total current liabilities                                                         177,520             186,325

Long-term debt and other obligations                                                     40,991              40,921
Deferred income tax liabilities                                                           2,937               2,580
Shareholders' equity
  Common stock; $1.00 par value; authorized - 21,500,000 shares;
     issued and outstanding - 9,080,138 shares in 2002;
     9,079,093 shares in 2001                                                             9,080               9,079
  Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
     issued and outstanding - 9,540,149 shares in 2002;
     9,525,514 shares in 2001                                                             9,540               9,525
  Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
     issued and outstanding - 2,037,200 shares in 2002;
     2,037,370 shares in 2001                                                             2,037               2,037
  Additional paid-in capital                                                             11,789              11,399
  Retained earnings                                                                     449,930             502,517
  Foreign currency translation adjustment                                               (44,245)            (45,561)
                                                                                ---------------     ---------------
      Total shareholders' equity                                                        438,131             488,996
                                                                                ---------------     ---------------
        Total liabilities and shareholders' equity                              $       659,579     $       718,822
                                                                                ===============     ===============

See notes to condensed consolidated financial statements.

                                       BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

                                                                                        Three Months Ended
In thousands, except per share data                                                          March 31,
                                                                                      2002               2001
                                                                                ---------------     --------------
Net sales                                                                       $       192,493     $       205,112
Other income                                                                              3,061               4,280
                                                                                ---------------     ---------------
                                                                                        195,554             209,392

Cost of products sold                                                                   122,999             136,426
Engineering, selling, administrative, and other expenses                                 68,852              67,103
Interest expense                                                                          1,767               1,884
                                                                                ---------------     ---------------
                                                                                        193,618             205,413
                                                                                ---------------     ---------------
Earnings before income taxes and cumulative
  effect of accounting change                                                             1,936               3,979
Income taxes                                                                                716               1,651
                                                                                ---------------     ---------------
Earnings before cumulative effect of accounting change                                    1,220               2,328
Cumulative effect of accounting change
  (net of income tax benefit of $3,704)                                                 (47,260)                  -
                                                                                ---------------     ---------------
Net earnings (loss)                                                             $       (46,040)    $         2,328
                                                                                ===============     ===============

Basic earnings (loss) per share
  Earnings before cumulative effect of accounting change                        $          0.06     $          0.11
  Cumulative effect of accounting change                                                  (2.30)                  -
                                                                                ---------------     ---------------
     Net earnings (loss)                                                        $         (2.24)    $          0.11
                                                                                ===============     ===============

Diluted earnings (loss) per share
  Earnings before cumulative effect of accounting change                        $          0.06     $          0.11
  Cumulative effect of accounting change                                                  (2.27)                  -
                                                                                ---------------     ---------------
     Net earnings (loss)                                                        $         (2.21)    $          0.11
                                                                                ==============      ==============

Comprehensive net earnings (loss)                                               $      ( 44,724)    $         2,059
Cash dividends per share                                                        $        0.315      $         0.305
Depreciation included in expense                                                $        7,641      $         8,765
Weighted average shares outstanding:
  Basic                                                                                  20,591              20,553
  Diluted                                                                                20,781              20,689

See notes to condensed consolidated financial statements.

                                       BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                          Three Months Ended
In thousands                                                                                  March 31,
                                                                                      2002                 2001
                                                                                ---------------     ---------------
Operating Activities
  Net earnings (loss)                                                           $       (46,040)    $         2,328
  Cumulative effect of accounting change                                                 50,964                   -
  Provision for depreciation and amortization                                             7,687              11,288
  Increase in operating assets and liabilities, net                                      27,792              12,524
                                                                                ---------------     ---------------
      Net cash provided by operating activities                                          40,403              26,140

Investing Activities
  Additions to property, plant, and equipment                                            (3,162)             (5,515)
  Purchases of investments                                                               (5,000)             (4,300)
  Maturities of investments                                                               3,543                 911
  Payments for acquisitions of businesses                                                (2,000)                  -
                                                                                ---------------     ---------------
      Net cash used in investing activities                                              (6,619)             (8,904)

Financing Activities
  Principal payments on short-term notes payable and long-term obligations                  (77)               (236)
  Cash dividends                                                                         (6,502)             (6,272)
  Purchases of Common Stock and Class A Common Stock                                        (41)                (24)
                                                                                ---------------     ---------------
      Net cash used in financing activities                                              (6,620)             (6,532)

Effect of exchange rate changes on cash and cash equivalents                              1,042                 178
                                                                                ---------------     ---------------
  Increase in cash and cash equivalents                                                  28,206              10,882
Cash and cash equivalents at beginning of period                                        145,625              86,008
                                                                                ---------------     ---------------
      Cash and cash equivalents at end of period                                $       173,831     $        96,890
                                                                                ===============     ===============

See notes to condensed consolidated financial statements.

                                       BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited


Note A. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Note B. Comprehensive Net Earnings (Loss)

Comprehensive net earnings (loss) for the three month periods ended March 31, 2002 and 2001 were as follows (in thousands):

                                                       Three Months Ended
                                                           March 31,
                                                    2002            2001
                                                 ----------       ---------
Net earnings before cumulative effect of
   accounting change                             $    1,220       $   2,328
Other comprehensive income:
   Foreign currency translation                       1,316            (269)
                                                 ----------       ---------
Comprehensive net earnings before cumulative
  effect of accounting change                         2,536           2,059
Cumulative effect of accounting change              (47,260)              -
                                                 ----------       ---------
Comprehensive net earnings (loss)                $  (44,724)      $   2,059
                                                 ==========       =========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note C. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                     Three Months Ended
                                                         March 31,
                                                    2002             2001
                                                 ----------       ---------
Numerator:
  Net earnings (loss)                            $  (46,040)      $   2,328

Denominator:
  Denominator for basic earnings (loss)
    per share - weighted-average shares              20,591          20,553

  Effect of dilutive securities:
    Non-vested restricted stock                          55              39
    Stock options                                       135              97
                                                 ----------       ---------
      Dilutive potential common shares                  190             136

  Denominator for diluted earnings (loss) per
    share - weighted-average shares and
    dilutive potential common shares                 20,781          20,689
                                                 ==========       =========

Net earnings (loss) per share:
  Basic                                          $    (2.24)      $    0.11
                                                 ==========       =========
  Diluted                                        $    (2.21)      $    0.11
                                                 ==========       =========

Note D. Non-Recurring Charges

During the fourth quarter of 2001, the Company recorded net non-recurring charges totaling $3,400,000 ($2,040,000 net of tax benefits). The net non-recurring charges included $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs included $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. In 2001, the Company paid $1,542,000 related to the termination of 37 employees. In the year-to-date period ended March 31, 2002, the Company paid $481,000 relating to the termination of an additional 26 employees. As of March 31, 2002, $2,219,000 of the charges related to the closure of the North American tread rubber manufacturing facility remained accrued, which reflects a $58,000 reduction in the original provision due to costs being lower than original estimates.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note E. New Accounting Standard

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, (SFAS 142), which resulted in a non-cash transition charge in the quarter of $47.3 million (net of tax benefit of $3.7 million), or $2.27 per diluted share, to recognize impairment of goodwill, substantially all of which related to Tire Distribution Systems, Inc. (TDS), the Company's tire distribution subsidiary. The fair value of the reporting units was estimated using the expected present value of future cash flows. Pursuant to SFAS 142 the $47.3 million charge is treated as a change in accounting principle. Also in accordance with SFAS 142, the Company stopped amortizing goodwill as of January 1, 2002.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, are as follows (in thousands):

                                         North
                                        America          TDS
                                        Segment         Segment        Total
                                      -----------     -----------    ----------
Balance as of January 1, 2002         $   3,388       $  47,576      $  50,964
Impairment losses                        (3,388)        (47,576)       (50,964)
                                      -----------     -----------    ----------
Balance as of March 31, 2002          $       -       $       -      $       -
                                      ===========     ===========    ==========

Proforma information (in thousands, except per share data):

                                                     Three Months Ended
                                                          March 31,
                                                     2002            2001
                                                 ----------       ---------
Reported net earnings before cumulative
   effect of accounting change                   $    1,220       $   2,328
Add goodwill amortization                                 -           1,988
                                                 ----------       ---------
Proforma net earnings before cumulative
   effect of accounting change                   $    1,220       $   4,316
                                                 ==========       =========

Basic and diluted earnings per share:
Reported net earnings before cumulative
   effect of accounting change                   $     0.06       $    0.11
Add goodwill amortization                                 -            0.10
                                                 ----------       ---------
Proforma net earnings before cumulative
   effect of accounting change                   $     0.06       $    0.21
                                                 ==========       =========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note F. Reclassifications

The Company adopted Emerging Issues Task Force (EITF) No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," in the first quarter of 2002. Under this Issue, the EITF concluded that all consideration paid by a vendor to a reseller should be classified as a reduction of sales and as a reduction of selling and general administrative and other expenses. As reclassifications, these changes do not affect the Company's financial position or earnings. In accordance with EITF 00-25 the Company recorded $6,069,000 as a reduction of sales and as a reduction of selling and general administrative and other expenses for the first quarter of 2001. These amounts relate to fleet subsidies and certain marketing programs.

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

Discovery took place over the course of 2001 and 2002. By mutual agreement, Bandag and Michelin have dismissed their respective Lanham Act claims against each other, and Bandag has dismissed its antitrust claims against Michelin. Jury selection and certain pre-trial proceedings began on May 6, 2002 and the trial began on May 13, 2002.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note H. Operating Segment Information

The Company has two reportable operating segments: the Traditional Business and TDS. The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. The operations of the Traditional Business segment are evaluated by worldwide geographic region. The Company's operations located in the United States and Canada, together with Tire Management Solutions, Inc. (TMS), and Quality Design Systems, Inc. (QDS), are integrated and managed as one unit, which is referred to internally as North America. The Company's operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International.

TDS operates franchised retreading locations and commercial, retail, and wholesale outlets throughout the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers. Other includes other corporate items.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. Intersegment sales and transfers between the Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

For the three months ended March 31 (in thousands):
                                                     Traditional Business
                              --------------------------------------------------------------------
                                 North America               Europe              International
                                 2002       2001       2002        2001       2002        2001
Net sales to unaffiliated
    customers                 $   76,291  $  79,473  $  12,560  $   17,283  $  22,750  $   25,484

Transfers between segments        14,053     17,050        156         192        946       1,123

Operating earnings (loss)         12,663     13,332       (172)        (68)     1,907       2,947
Interest income                   -           -          -          -           -          -
Interest expense                  -           -          -          -           -          -
                              --------------------------------------------------------------------
Earnings (loss) before
    income taxes              $   12,663  $  13,332  $    (172) $      (68) $   1,907  $    2,947
                              ====================================================================
                                       TDS                   Other              Consolidated
                                 2002       2001        2002       2001        2002       2001
Net sales to unaffiliated
    customers                  $  80,892  $  82,872  $       -  $    -      $ 192,493  $  205,112

Transfers between segments           436        528          -       -         15,591      18,893

Operating earnings (loss)         (5,965)    (5,269)    (6,139)     (6,923)     2,294       4,019
Interest income                    -          -          1,409       1,844      1,409       1,844
Interest expense                   -          -         (1,767)     (1,884)    (1,767)     (1,884)
                               ---------- ---------- ----------- ---------- ----------- ----------
Earnings (loss) before
    income taxes               $  (5,965) $  (5,269) $   (6,497) $  (6,963) $   1,936  $   3,979
                              ===================================================================

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------
Results include the Company's two reportable operating segments - its Traditional Business and Tire Distribution Systems, Inc. (TDS).

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, (SFAS 142), which resulted in a non-cash transition charge in the quarter of $47,300,000 (net of tax benefit of $3,704,000), or $2.27 per diluted share, to recognize impairment of goodwill, substantially all of which related to TDS. Pursuant to SFAS 142 the $47,300,000 charge is treated as a change in accounting principle. Also in accordance with SFAS 142, the Company stopped amortizing goodwill as of January 1, 2002.

During the first quarter of 2002, the Company acquired the assets of Open Road Technologies, Inc., the supplier of RoadWare(TM) retread shop management software, with annual sales of approximately $5,000,000.

Consolidated net sales for the quarter ended March 31, 2002 were 6% lower than the prior year period on a 9% decline in Traditional Business net sales. The decrease in consolidated and Traditional Business net sales primarily resulted from a 6% decline in retread material unit volume and a 36% decline in equipment sales for the quarter ended March 31, 2002. Net sales were also unfavorably affected by the lower translated value of the Company's foreign-currency-denominated sales, particularly the euro, Brazilian real and South African rand. The decrease in retread material unit volume reflects the continued effects of sluggish business conditions throughout the truck tire industry worldwide. TDS net sales decreased 2% for the quarter ended March 31, 2002 from the prior year period due to the difficult market conditions. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to the first quarter in previous years in that it is seasonally the slowest quarter for both sales and earnings. Both segments were similarly affected.

The consolidated and Traditional Business gross profit margins for the quarter ended March 31, 2002 increased 2.6 and 5.3 percentage points from the prior year period, respectively, primarily reflecting lower raw material costs across all business segments and geographic areas.

Excluding the effects of goodwill amortization in 2001, consolidated operating and other expenses increased 6% and 7%, respectively, for the quarter ended March 31, 2002 compared to the prior year period. The increase in operating and other expenses primarily resulted from lower pension income and approximately $2,200,000 in expense related to converting SystemBandag users to the RoadWare(TM) software system. Expenses for the Michelin litigation for each of the quarters ended March 31, 2002 and 2001, were approximately $4,000,000.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Earnings before the cumulative effect of accounting change for the quarter ended March 31, 2002 were down 48% from the prior year period. Excluding the effects of goodwill amortization in 2001, earnings before the cumulative effect of accounting change for the quarter ended March 31, 2002 were down 72%. Diluted earnings per share before the cumulative effect of accounting change decreased to $.06, down from diluted earnings per share of $.11 in the prior year period or $.21 per diluted share when excluding the effects of goodwill amortization in 2001.

TRADITIONAL BUSINESS
--------------------
The Company's Traditional Business operations located in the United States and Canada, together with Tire Management Solutions, Inc. and Quality Design Systems, Inc., are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America for the quarter ended March 31, 2002 were 6% below the prior year period primarily due to a 5% lower retread material unit volume and a decrease in equipment sales. The decrease in retread material unit volume reflects the continued effects of sluggish business conditions throughout the truck tire industry. A decrease in average raw material costs in the United States and Canada primarily resulted in a 7 percentage point increase in North America's gross margin for the quarter ended March 31, 2002 from the prior year period. North American operating and other expenses for the quarter ended March 31, 2002 were 15% higher than the prior year period primarily due to lower pension income and approximately $2,200,000 in expense related to converting SystemBandag users to the RoadWare(TM) software system. For the quarter ended March 31, 2002, higher gross profit was offset by higher operating and other expenses, resulting in a 5% decrease in earnings before income taxes from the prior year period.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe for the quarter ended March 31, 2002 declined 27% from the prior year period on a retread material unit volume decrease of 19%. The spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of the euro and lower equipment sales. Gross profit margin for the quarter ended March 31, 2002 was 1 percentage point lower than the prior year period. Operating expenses for the quarter ended March 31, 2002 decreased 15% from the prior year period primarily due to the lower translated value of the euro. Principally as a result of lower sales and gross margin, earnings before income taxes for the quarter ended March 31, 2002 decreased $104,000 from the prior year period.

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one

                      BANDAG, INCORPORATED AND SUBSIDIARIES

management group referred to internally as International. Net sales in International for the quarter ended March 31, 2002 declined 11% from the prior year period as a result of a 3% decrease in retread material unit volume. The spread between the net sales decrease and the retread material unit volume decrease is primarily due to the lower translated value of the Brazilian real and South African rand. The gross profit margin for the quarter ended March 31, 2002 increased 2.6 percentage points from the prior year period due mainly to lower raw material costs. Operating and other expenses for the quarter ended March 31, 2002 decreased 15% from the prior year period primarily due to the lower translated value of the Brazilian real and South African rand. Earnings before income taxes for the quarter ended March 31, 2002 decreased 35% from the prior year period primarily due to the reduction in sales.

TIRE DISTRIBUTION SYSTEMS, INC.
-------------------------------
TDS net sales for the quarter ended March 31, 2002 decreased 2% from the prior year period. The decrease in net sales resulted from difficult market conditions. The gross profit margin for the quarter ended March 31, 2002 decreased 1% from the prior year period, while TDS's operating expenses as a percentage of sales for the quarter ended March 31, 2002 were 2 percentage points higher than the prior year period primarily due to higher employee related expenses. Primarily as a result of the lower sales volume and higher operating expenses, TDS recorded a loss before interest and taxes of $5,965,000 for the quarter ended March 31, 2002. This compares to a loss before interest and taxes, excluding goodwill amortization, of $3,201,000 in the prior year period.

Financial Condition:
-------------------
Liquidity

At March 31, 2002, the Company had cash and cash equivalents of $173,831,000, as compared to $96,890,000 at December 31, 2001. The Company's ratio of total current assets to total current liabilities was 2.5 to 1 at March 31, 2002 as compared to 2.4 to 1 at December 31, 2001. In addition, at March 31, 2002, the Company had approximately $94,286,000 in borrowings available under unused lines of credit.

Operating Activities

Net cash provided by operating activities for the quarter ended March 31, 2002 was $14,563,000 more than the amount for the same period last year, primarily due to decreases in accounts receivables and inventories.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Investing Activities

The Company spent $3,162,000 on capital expenditures through March 31, 2002, compared to $5,515,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flows. During the quarter ended March 31, 2002, the Company acquired the assets of Open Road Technologies, Inc., the supplier of RoadWare(TM) retread shop management software for $2,000,000.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's purchases of investments exceeded maturities by $1,757,000 during the three months, bringing total investments to approximately $12,151,000 as of March 31, 2002.

Financing Activities

Cash dividends totaled $6,502,000 for the first quarter, compared to $6,272,000 for the same period last year. The Company purchased 1,205 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $41,000 during the three months ended March 31, 2002. Cash dividends and stock purchases were funded from operational cash flows.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K for the three months ended March 31, 2002.

                      BANDAG, INCORPORATED AND SUBSIDIARIES




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BANDAG, INCORPORATED
         (Registrant)


Date:  May 14, 2002                     /s/ Martin G. Carver
                                        --------------------
                                        Martin G. Carver
                                        Chairman and Chief Executive Officer


Date:  May 14, 2002                     /s/ Warren W. Heidbreder
                                        ------------------------
                                        Warren W. Heidbreder
                                        Vice President, Chief Financial Officer