Form 10-Q
period 2002-06-30
BANDAG INC
filed 2002-08-14
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                          Commission file number 1-7007

                              BANDAG, INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

                   Iowa                                   42-0802143
-------------------------------------------     -----------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

  2905 North Highway 61, Muscatine, Iowa                    52761-5886
  ---------------------------------------------      ---------------------------
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

Common Stock, $1 par value; 9,078,676 shares as of July 31, 2002. Class A Common Stock, $1 par value;9,138,220 shares as of July 31, 2002. Class B Common Stock, $1 par value; 922,316 shares as of July 31, 2002.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


                                      INDEX

Part I: FINANCIAL INFORMATION                                           Page No.

     Item 1.  Financial Statements (Unaudited)

              Condensed consolidated balance sheets -
              June 30, 2002 and December 31, 2001                          3

              Condensed consolidated statements of operations
              Three months ended June 30, 2002 and 2001;
              Six months ended June 30, 2002 and 2001                      4

              Condensed consolidated statements of cash flows
              Six months ended June 30, 2002 and 2001                      5

              Notes to condensed consolidated financial statements
              June 30, 2002                                                6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         12


PART II: OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders         17
     Item 6.  Exhibits and Reports on Form 8-K                            17

Signatures                                                                19

EXHIBITS:

     Exhibit 3(i)   Articles of Amendment to Restated Articles of Incorporation,
                     dated May 14, 2002

     Exhibit 10 Stock Purchase Agreement dated June 18, 2002, between Bandag, Incorporated and Lucille A. Carver

     Exhibit 99.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

     Exhibit 99.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

PART 1. FINANCIAL INFORMATION
                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item  1.  Financial Statements

Condensed Consolidated Balance Sheets
                                                                            (Unaudited)
                                                                              June 30,     December 31,
In thousands, except share data                                                 2002           2001
                                                                             -----------   ------------
Assets
Current assets
  Cash and cash equivalents                                                   $ 143,023    $ 145,625
  Investments                                                                     8,676        9,394
  Accounts receivable, net                                                      139,764      164,708
  Inventories
     Finished products                                                           75,381       74,667
     Material and work in process                                                15,031       15,128
                                                                              ---------    ---------
                                                                                 90,412       89,795
  Other current assets                                                           41,305       40,652
                                                                              ---------    ---------
      Total current assets                                                      423,180      450,174

Property, plant, and equipment                                                  500,724      501,609
Less accumulated depreciation and amortization                                 (349,422)    (343,601)
                                                                              ---------    ---------
                                                                                151,302      158,008

Goodwill, net                                                                      --         50,964
Intangible assets, net                                                            4,543          315
Other assets                                                                     58,584       59,361
                                                                              ---------    ---------
        Total assets                                                          $ 637,609    $ 718,822
                                                                              =========    =========
Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                            $  30,051    $  22,153
  Accrued employee compensation and benefits                                     22,086       25,311
  Accrued marketing expenses                                                     19,718       26,396
  Other accrued expenses                                                         32,391       30,279
  Income taxes payable                                                           15,122       14,947
  Short-term notes payable and current portion of other obligations              67,931       67,239
                                                                              ---------    ---------
      Total current liabilities                                                 187,299      186,325

Long-term debt and other obligations                                             43,665       40,921
Deferred income tax liabilities                                                   2,551        2,580
Shareholders' equity
  Common stock; $1.00 par value; authorized - 21,500,000 shares; issued and outstanding - 9,078,874 shares in 2002;
     9,079,093 shares in 2001                                                     9,079        9,079
  Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
     issued and outstanding - 9,138,455 shares in 2002;
     9,525,514 shares in 2001                                                     9,138        9,525
  Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
     issued and outstanding - 922,328 shares in 2002;
     2,037,370 shares in 2001                                                       922        2,037
  Additional paid-in capital                                                     11,446       11,399
  Retained earnings                                                             417,278      502,517
  Foreign currency translation adjustment                                       (43,769)     (45,561)
                                                                              ---------    ---------
      Total shareholders' equity                                                404,094      488,996
                                                                              ---------    ---------
        Total liabilities and shareholders' equity                            $ 637,609    $ 718,822
                                                                              =========    =========

See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations
                                                   Three Months Ended             Six Months Ended
In thousands, except per share data                      June 30,                     June 30,
                                                   2002            2001          2002            2001
                                                -----------    -----------    -----------     -----------
Net sales                                        $ 231,147      $ 240,375      $ 423,640       $ 445,487
Other income                                         2,891          4,479          5,952           8,759
                                                 ---------      ---------      ---------       ---------
                                                   234,038        244,854        429,592         454,246

Cost of products sold                              143,168        156,785        266,167         293,211
Engineering, selling
  administrative, and other expenses                70,603         69,712        139,455         136,815
Interest expense                                     1,745          1,923          3,512           3,807
                                                 ---------      ---------      ---------       ---------
                                                   215,516        228,420        409,134         433,833
                                                 ---------      ---------      ---------       ---------
Earnings before income taxes and cumulative
  effect of accounting change                       18,522         16,434         20,458          20,413
Income taxes                                         6,853          6,922          7,569           8,573
                                                 ---------      ---------      ---------       ---------
Earnings before cumulative effect of
  accounting change                                 11,669          9,512         12,889          11,840
Cumulative effect of accounting change
  (net of income tax benefit of $3,704)               --             --          (47,260)           --
                                                 ---------      ---------      ---------       ---------
Net earnings (loss)                              $  11,669      $   9,512      $ (34,371)      $  11,840
                                                 =========      =========      =========       =========

Basic earnings (loss) per share
  Earnings before cumulative effect of
     accounting change                           $    0.58      $    0.46      $    0.63       $    0.58
  Cumulative effect of accounting change              --             --            (2.32)           --
                                                 ---------      ---------      ---------       ---------
     Net earnings (loss)                         $    0.58      $    0.46      $   (1.68)      $    0.58
                                                 =========      =========      =========       =========

Diluted earnings (loss) per share
  Earnings before cumulative effect of
    accounting change                            $    0.57      $    0.46      $    0.63       $    0.57
  Cumulative effect of accounting change              --             --            (2.29)           --
                                                 ---------      ---------      ---------       ---------
     Net earnings (loss)                         $    0.57      $    0.46      $   (1.67)      $    0.57
                                                 =========      =========      =========       =========

Comprehensive net earnings (loss)                $  12,145      $   5,217      $ (32,579)      $   7,276
Cash dividends per share                         $   0.315      $   0.305      $   0.630       $   0.610
Depreciation included in expense                 $   8,219      $   7,929      $  15,860       $  16,694
Weighted average shares outstanding:
  Basic                                             20,235         20,578         20,413          20,566
  Diluted                                           20,405         20,667         20,593          20,689


See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                    Six Months Ended
In thousands                                                                            June 30,
                                                                                   2002           2001
                                                                               -----------     -----------
Operating Activities
  Net earnings (loss)                                                           $ (34,371)      $  11,840
  Cumulative effect of accounting change                                           50,964            --
  Provision for depreciation and amortization                                      16,303          21,736
  Decrease (increase) in operating assets and liabilities, net                     26,111          (4,523)
                                                                                ---------       ---------
      Net cash provided by operating activities                                    59,007          29,053

Investing Activities
  Additions to property, plant, and equipment                                      (8,938)         (9,517)
  Purchases of investments                                                         (5,612)         (4,300)
  Maturities of investments                                                         7,330           4,701
  Acquisitions of businesses                                                       (2,000)           --
                                                                                ---------       ---------
      Net cash used in investing activities                                        (9,220)         (9,116)

Financing Activities
  Principal payments on short-term notes payable and long-term obligations            (77)           (375)
  Cash dividends                                                                  (13,008)        (12,567)
  Purchases of Common Stock, Class A Common Stock and Class B Common Stock        (40,309)            (24)
                                                                                ---------       ---------
      Net cash used in financing activities                                       (53,394)        (12,966)

Effect of exchange rate changes on cash and cash equivalents                        1,005             213
                                                                                ---------       ---------
  Increase (decrease) in cash and cash equivalents                                 (2,602)          7,184
Cash and cash equivalents at beginning of period                                  145,625          86,008
                                                                                ---------       ---------
      Cash and cash equivalents at end of period                                $ 143,023       $  93,192
                                                                                =========       =========

See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited


Note A. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Note B. Comprehensive Net Earnings (Loss)

Comprehensive net earnings (loss) for the three and six month periods ended June 30, 2002 and 2001 were as follows (in thousands):

                                                    Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                    2002          2001           2002           2001
                                                 ----------    ----------     ----------     -----------

Net earnings before cumulative effect of
   accounting change                              $ 11,669      $  9,512       $ 12,889       $ 11,840
Other comprehensive income:
   Foreign currency translation                        476        (4,295)         1,792         (4,564)
                                                  --------      --------       --------       --------
Comprehensive net earnings before cumulative
  effect of accounting change                       12,145         5,217         14,681          7,276
Cumulative effect of accounting change
   (net of income tax benefit of $3,704)              --            --          (47,260)          --
                                                  --------      --------       --------       --------
Comprehensive net earnings (loss)                 $ 12,145      $  5,217       $(32,579)      $  7,276
                                                  ========      ========       ========       ========


                      BANDAG, INCORPORATED AND SUBSIDIARIES


Note C. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                     2002          2001          2002          2001
                                                  ----------    ----------    ----------     ----------
Numerator:
  Net earnings (loss)                              $ 11,669      $  9,512      $(34,371)      $ 11,840
                                                   ========      ========      ========       ========

Denominator:
  Denominator for basic earnings (loss)
    per share - weighted-average shares              20,235        20,578        20,413         20,566

  Effect of dilutive securities:
    Non-vested restricted stock                          51            61            53             49
    Stock options                                       119            28           127             74
                                                   --------      --------      --------       --------
      Dilutive potential common shares                  170            89           180            123

  Denominator for diluted earnings (loss) per
    share - weighted-average shares and
    dilutive potential common shares                 20,405        20,667        20,593         20,689
                                                   ========      ========      ========       ========

Net earnings (loss) per share:
  Basic                                            $   0.58      $   0.46      $  (1.68)      $   0.58
                                                   ========      ========      ========       ========
  Diluted                                          $   0.57      $   0.46      $  (1.67)      $   0.57
                                                   ========      ========      ========       ========

Note D. Non-Recurring Charges

During the fourth quarter of 2001, the Company recorded net non-recurring charges totaling $3,400,000 ($2,040,000 net of tax benefits). The net non-recurring charges included $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs included $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. In 2001, the Company paid $1,542,000 related to the termination of 37 employees. In the year-to-date period ended June 30, 2002, the Company paid $1,466,000 relating to the termination of an additional 28 employees. As of June 30, 2002, $1,234,000 of the charges related to the closure of the North American tread rubber manufacturing facility remain accrued, which reflects a $58,000 reduction in the original provision due to costs being lower than original estimates. Also, included in the net non-recurring charge was $1,800,000 ($1,080,000 net of tax benefits) for post-retirement health care costs associated with 64 terminated employees. These two charges were offset by a benefit of $2,700,000 ($1,620,000 net of tax benefits) for the reduction of other accrued expenses due to the resolution of a tax audit settlement and prior year tax accrual changes.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Note E. New Accounting Standard

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which resulted in a non-cash transition charge in that quarter of $47.3 million (net of tax benefit of $3.7 million), or $2.29 per diluted share, to recognize impairment of goodwill, substantially all of which related to Tire Distribution Systems, Inc. (TDS), the Company's tire distribution subsidiary. The fair value of the reporting units was estimated using the expected present value of future cash flows. Pursuant to SFAS No. 142 the $47.3 million charge is treated as a change in accounting principle

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows (in thousands):

                                          Traditional
                                            Business              TDS
                                            Segment             Segment              Total
                                         ---------------     ---------------    ----------------

Balance as of January 1, 2002            $       3,388       $      47,576      $       50,964
Impairment losses                               (3,388)            (47,576)             (50,964)
                                         ---------------     ---------------    ----------------
Balance as of June 30, 2002              $           -       $           -      $            -
                                         ===============     ===============    ================

Proforma information assuming SFAS No. 142 was adopted on January 1, 2001, (in thousands, except per share data):

                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
                                                       2002                2001               2002                2001
                                                  ---------------     ---------------    ----------------    ----------------
Reported net earnings before cumulative
   effect of accounting change                    $      11,669       $       9,512      $       12,889      $       11,840
Add goodwill amortization                                    -                1,988                   -               3,976
                                                  ---------------     ---------------    ----------------    ----------------
Proforma net earnings before cumulative
   effect of accounting change                    $      11,669       $      11,500      $       12,889      $       15,816
                                                  ===============     ================   ================    ================

Basic earnings per share:
Reported net earnings before cumulative
   effect of accounting change                    $        0.58       $        0.46      $         0.63      $         0.58
Add goodwill amortization                                     -                0.10                   -                0.19
                                                  ---------------     ---------------    ----------------    ----------------
Proforma net earnings before cumulative
   effect of accounting change                    $        0.58       $        0.56      $         0.63      $         0.77
                                                  ===============     ===============    ================    ================

Diluted earnings per share:
Reported net earnings before cumulative
   effect of accounting change                    $        0.57       $        0.46      $         0.63      $         0.57
Add goodwill amortization                                     -                0.10                   -                0.19
                                                  ---------------     ---------------    ----------------    ----------------
Proforma net earnings before cumulative
   effect of accounting change                    $        0.57       $        0.56      $         0.63      $         0.76
                                                  ===============     ===============    ================    ================

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note F. Reclassifications

The Company adopted Emerging Issues Task Force (EITF) No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," in the first quarter of 2002. Under this Issue, the EITF concluded that all consideration paid by a vendor to a reseller should be classified as a reduction of sales and as a reduction of selling and general administrative and other expenses. As reclassifications, these changes do not affect the Company's financial position or earnings. In accordance with EITF 00-25 the Company recorded $6,589,000 and $12,658,000 as a reduction of sales and as a reduction of selling and general administrative and other expenses for the quarter and year-to-date periods ended June 30, 2001. These amounts relate to fleet subsidies and certain marketing programs.

Note G. Accounting for Stock-Based Compensation

During the second quarter 2002, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" effective for employee stock options granted after December 31, 2001. In accordance with SFAS No. 123 the Company values stock options issued based upon the Black-Scholes option pricing model and recognizes this value as an expense over the period in which the options vest. Previously, the Company accounted for employee stock options in accordance with APB 125. The Company recognized approximately $0.2 million in after-tax compensation expense (net of tax benefit of $0.1 million) in the second quarter as a result of this change in accounting.

Proforma information assuming the Company had accounted for employee stock options granted since SFAS No. 123 was adopted in 1995 follows, (in thousands, except per share data):

                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                         2002                2001               2002                2001
                                                    ---------------     ---------------    ----------------    ----------------

Reported net earnings before cumulative
   effect of accounting change                      $      11,669       $       9,512      $       12,889      $       11,840
Less stock option expense                                    184                  193                 368                 368
                                                    ---------------     ---------------    ----------------    ----------------
Proforma net earnings before cumulative
   effect of accounting change                      $      11,485       $       9,319      $       12,521      $       11,472
                                                    ===============     ===============    ================    ================

Basic earnings per share:
Reported net earnings before cumulative
   effect of accounting change                      $        0.58       $        0.46      $         0.63      $         0.58
Less stock option expense                                    0.01                0.01                0.02                0.02
                                                    ---------------     ---------------    ----------------    ----------------
Proforma net earnings before cumulative
   effect of accounting change                      $        0.57       $        0.45      $         0.61      $         0.56
                                                    ===============     ===============    ================    ================

Diluted earnings per share:
Reported net earnings before cumulative
   effect of accounting change                      $        0.57       $        0.46      $         0.63      $         0.57
Less stock option expense                                    0.01                0.01                0.02                0.02
                                                    ---------------     ---------------    ----------------    ----------------
Proforma net earnings before cumulative
   effect of accounting change                      $        0.56       $        0.45      $         0.61      $         0.55
                                                    ===============     ===============    ================    ================

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note H. Treasury Stock Purchase

On June 18, 2002, the Company executed an agreement to purchase 1,114,746 shares of Bandag's Class B Common Stock and 418,371 shares of Bandag's Class A Common Stock from Lucille A. Carver, widow of the founder of Bandag and a director from 1957 until May 14, 2002. Mrs. Carver is the mother of Martin G. Carver, Chairman of the Board, President, Chief Executive Officer and a director of Bandag, and Roy J. Carver, Jr., a director of Bandag. The shares were purchased on June 19, 2002 at a per share price of $27.04 and $24.00, for the Class B Common Stock and Class A Common Stock, respectively, which was equal to the composite closing prices of Bandag's Common Stock (in the case of the Class B Common Stock) and Class A Common Stock on the New York Stock Exchange at the close of business on June 18, 2002, less a discount of 3.5% per share in the case of the Class B common Stock and 4.0% per share for the Class A Common Stock. The total purchase price was approximately $40.2 million. As a result of these repurchases the average shares outstanding have been reduced by approximately 4%.

Note I. Legal Proceedings

Bandag, Incorporated vs. Michelin Retread Technologies, Incorporated et al., United States District Court for the Southern District of Iowa, 3-99-CV-80165.
--------------------------------------------------------------------------------

On May 21, 2002, Bandag, Inc. announced a settlement in this litigation. As a result of the settlement agreement all parties have been dismissed from the litigation. Michelin and Bandag agreed to dismiss all financial claims against all parties. The agreement brought to a close the trial in the United States District Court in Des Moines, Iowa which began May 13, 2002.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note J. Operating Segment Information

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

For the three months ended June 30 (in thousands):

                                                     Traditional Business                                  TDS
                              --------------------------------------------------------------------        -----
                                  North America             Europe              International
                                2002        2001        2002        2001       2002         2001       2002
Net sales to unaffiliated
    customers                $  93,587   $  93,136   $  14,808   $  16,155   $  23,923   $  26,845   $  98,829

Transfers between segments      15,705      16,561          70          77       1,036       1,101         661

Operating earnings (loss)       23,271      20,247         361       1,360       4,255       2,634      (1,445)
Interest income                   --          --          --          --          --          --          --
Interest expense                  --          --          --          --          --          --          --
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------
Earnings (loss) before
    income taxes             $  23,271   $  20,247   $     361   $   1,360   $   4,255   $   2,634   $  (1,445)
                             =========   =========   =========   =========   =========   =========   =========
                                                Other                Consolidated
                                                -----                ------------

                                 2001        2002        2001          2002         2001
Net sales to unaffiliated
    customers                $ 104,239    $    --      $    --      $ 231,147    $ 240,375

Transfers between segments         587         --           --         17,472       18,326

Operating earnings (loss)         (902)      (7,483)      (6,801)      18,959       16,538
Interest income                   --          1,308        1,819        1,308        1,819
Interest expense                  --         (1,745)      (1,923)      (1,745)      (1,923)
                             ---------    ---------    ---------    ---------    ---------
Earnings (loss) before
    income taxes             $    (902)   $  (7,920)   $  (6,905)   $  18,522    $  16,434
                             =========    =========    =========    =========    =========

For the six months ended June 30 (in thousands):

                                                     Traditional Business                                  TDS
                              --------------------------------------------------------------------        ------
                                   North America            Europe              International
                                  2002       2001       2002        2001       2002        2001       2002
Net sales to unaffiliated
    customers                $ 169,878   $ 172,609   $  27,368   $  33,438   $  46,673   $  52,329   $ 179,721

Transfers between segments      29,758      33,611         226         269       1,982       2,224       1,097

Operating earnings (loss)       35,934      33,579         189       1,292       6,162       5,581      (7,410)
Interest income                   --          --          --          --          --          --          --
Interest expense                  --          --          --          --          --          --          --
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------
Earnings (loss) before
    income taxes             $  35,934   $  33,579   $     189   $   1,292   $   6,162   $   5,581   $  (7,410)
                             =========   =========   =========   =========   =========   =========   =========
                                                  Other              Consolidated
                                                  -----              ------------

                                2001         2002        2001         2002         2001
Net sales to unaffiliated
    customers                $ 187,111   $    --      $    --      $ 423,640    $ 445,487

Transfers between segments       1,115        --           --         33,063       37,219

Operating earnings (loss)       (6,171)    (13,622)     (13,724)      21,253       20,557
Interest income                   --         2,717        3,663        2,717        3,663
Interest expense                  --        (3,512)      (3,807)      (3,512)      (3,807)
                             ---------   ---------    ---------    ---------    ---------
Earnings (loss) before
    income taxes             $  (6,171)  $ (14,417)   $ (13,868)   $  20,458    $  20,413
                             =========   =========    =========    =========    =========


                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Results include the Company's two reportable operating segments - its Traditional Business and Tire Distribution Systems, Inc. (TDS).

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which resulted in a non-cash transition charge in the quarter of $47,260,000 (net of tax benefit of $3,704,000), or $2.29 per diluted share, to recognize impairment of goodwill, substantially all of which related to TDS. Pursuant to SFAS No. 142 the $47,300,000 charge is treated as a change in accounting principle.

During the first quarter of 2002, the Company acquired the assets of Open Road Technologies, Inc., the supplier of RoadWare(TM) retread shop management software, with annual sales of approximately $5,000,000.

During the second quarter of 2002, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" for employee stock options granted after December 31, 2001. Refer to Note G of the condensed consolidated financial statements for further details.

Consolidated net sales for the quarter and year-to-date periods ended June 30, 2002 were 4% and 5% lower than the prior year periods, respectively on a 3% and 6% decline in Traditional Business net sales, respectively. The decrease in consolidated and Traditional Business net sales primarily resulted from a 3% and 5% decline in retread material unit volume and a 16% and 27% decline in equipment sales for the quarter and year-to-date periods ended June 30, 2002, respectively. Net sales were also unfavorably affected by the lower translated value of the Company's foreign-currency-denominated sales, particularly sales denominated in the Brazilian real and South African rand. TDS net sales decreased 5% and 4% for the quarter and year-to-date periods ended June 30, 2002 from the prior year periods, respectively, due to the difficult market conditions. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to previous years in that the second quarter is seasonally stronger than the first quarter for both sales and earnings. Both segments were similarly affected.

The consolidated and Traditional Business gross profit margins for the quarter ended June 30, 2002 increased 3.3 and 4.8 percentage points from the prior year periods, respectively. The consolidated and Traditional Business gross profit margins for the year-to-date period ended June 30, 2002 increased 3.0 and 5.1 percentage points from the prior year periods, respectively. The increase in gross profit margins for the quarter and year-to-date periods primarily reflects lower raw material costs across all geographic areas within the Traditional Business. However, market trends indicate raw material costs may increase through the remainder of the year.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Excluding the effects of goodwill amortization in 2001, consolidated operating and other expenses for the quarter and year-to-date periods ended June 30, 2002 increased 5% from the prior year periods. Traditional Business operating and other expenses for the quarter and year-to-date periods ended June 30, 2002 increased 4% and 5% from the prior year periods, respectively. The increase in year-to-date operating and other expenses primarily resulted from higher costs of doing business at TDS, increased cost of litigation with Michelin North America, Inc. and Michelin Retread Technologies, Inc. and approximately $2,200,000 in expense related to converting SystemBandag users to the RoadWare(TM) software system. As previously announced, the settlement of Bandag's ongoing litigation with Michelin included dismissal of all financial claims against all parties. Therefore, no further expense related to this litigation is anticipated. Expenses for the Michelin litigation for the quarter and year-to-date periods ended June 30, 2002 were approximately $5,700,000 and $9,700,000, respectively, as compared to $4,700,000 and $8,700,000 for the prior year periods. This expense is included in Other in the operating segment information in Note J of the condensed consolidated financial statements.

Second quarter 2001 net income included $1,988,000 of goodwill amortization, or $0.10 per diluted share. On a comparable basis, the Company's earnings per diluted share for the second quarter of 2002 increased $0.01 per diluted share compared to the same period in 2001. Consolidated net loss for the year-to-date period ended June 30, 2002 was $34,371,000, or $1.67 per diluted share. This loss includes the write-off of $47,260,000 net of income tax to give effect to the adoption of SFAS No. 142 as of January 1, 2002. For the year-to-date period ended June 30, 2002, the Company reported consolidated net income of $12,889,000, or $0.63 per diluted share, before the write-off of $47,260,000. This was a 9% increase from the prior year reported net income of $11,840,000, or $0.57 per diluted share. However, net income for the year-to-date period ended June 30, 2001 would have been $15,816,000, or $0.76 per diluted share before goodwill amortization of $3,976,000, or $0.19 per diluted share. Therefore, on a comparable basis the Company's earnings per diluted share decreased 17% for the year-to-date period ended June 30, 2002.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada, together with Tire Management Solutions, Inc. and Quality Design Systems, Inc., are integrated and managed as one unit, which is referred to internally as North America. Net sales in North America for the quarter ended June 30, 2002 were 1% above the prior year period primarily due to the acquisition of Open Road Technologies in the first quarter of 2002. Net sales in North America for the year-to-date period ended June 30, 2002 were 2% below the prior year period primarily due to a 3% lower retread material unit volume and a decrease in equipment sales. A decrease in average raw material costs in the United States and Canada primarily resulted in a 5.5 and 6.3 percentage-point increase in North America's gross margin for the quarter and year-to-date periods ended June 30, 2002 from the prior year periods,

                      BANDAG, INCORPORATED AND SUBSIDIARIES

respectively. North American operating and other expenses for the quarter and year-to-date periods ended June 30, 2002 were 7% and 10% higher than the prior year periods, respectively. Year-to-date operating expenses were higher primarily due to lower pension income and approximately $2,200,000 in expense related to converting SystemBandag users to the RoadWare(TM) software system. For the quarter and year-to-date periods ended June 30, 2002, higher gross profit was partially offset by higher operating and other expenses, resulting in a 15% and 7% increase in earnings before income taxes from the prior year periods, respectively.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe for the quarter and year-to-date periods ended June 30, 2002 declined 8% and 18% from the prior year periods, respectively, primarily due to a retread material unit volume decrease of 7% and 13% from the prior year periods, respectively. Despite lower raw material costs, gross margin for the quarter and year-to-date periods ended June 30, 2002 was 1.6 and 1.0 percentage points lower than the prior year periods, respectively. Operating expenses for the quarter and year-to-date periods ended June 30, 2002 decreased 6% and 9% from the prior year periods, respectively. Principally as a result of lower sales and gross margin, earnings before income taxes for the quarter and year-to-date periods ended June 30, 2002 decreased 73% and 85% from the prior year periods, respectively.

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter and year-to-date periods ended June 30, 2002 declined 11% from the prior year periods, as a result of an 8% and 6% decrease in retread material unit volume. The spread between the net sales decrease and the retread material unit volume decrease is primarily due to the lower translated value of the Brazilian real and South African rand. The gross profit margin for the quarter and year-to-date periods ended June 30, 2002 increased 5.2 and 4.0 percentage points from the prior year periods, respectively, due mainly to lower raw material costs. Operating expenses for the quarter and year-to-date periods ended June 30, 2002 decreased 15% and 17% from the prior year periods, respectively, primarily due to the lower translated value of the Brazilian real and South African rand. Earnings before income taxes for the quarter and year-to-date periods ended June 30, 2002 increased 62% and 10% from the prior year periods, respectively, primarily due to the improvement in gross margin and the reduction in operating expenses coupled with a favorable change in net foreign exchange gains and losses.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter and year-to-date periods ended June 30, 2002 decreased 5% and 4% from the prior year periods, respectively. The decrease in net sales resulted from difficult market conditions. The gross profit margin for the quarter ended June 30, 2002 increased 1% from the prior year period, while the gross profit margin for the year-to-date period ended June 30, 2002 remained even with the prior year period. TDS's operating expenses as a percentage of sales for the quarter and year-to-date periods ended June 30, 2002 were 3.0 and
2.7 percentage points higher than the prior year periods, respectively, primarily due to higher health insurance, workers' compensation costs, vehicle expenses and lower purchase discounts from suppliers. Primarily as a result of the lower sales volume and higher operating expenses, TDS recorded losses before interest and taxes of $1,445,000 and $7,410,000 for the quarter and year-to-date periods ended June 30, 2002, respectively. This compares to income before interest and taxes, excluding goodwill amortization, of $1,166,000 and a loss before interest and taxes, excluding goodwill amortization, of $2,035,000 in the prior year periods, respectively.

Financial Condition:

Liquidity

At June 30, 2002, the Company had cash and cash equivalents of $143,023,000, as compared to $145,625,000 at December 31, 2001. The Company's ratio of total current assets to total current liabilities was 2.3 to 1 at June 30, 2002 as compared to 2.4 to 1 at December 31, 2001. In addition, at June 30, 2002, the Company had approximately $94,286,000 in borrowings available under unused lines of credit.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2002 was $29,954,000 more than the amount for the same period last year, primarily due to a decrease in accounts receivables.

Investing Activities

The Company spent $8,938,000 on capital expenditures through June 30, 2002, compared to $9,517,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flows. During the quarter ended June 30, 2002, the Company acquired the assets of Open Road Technologies, Inc., the supplier of RoadWare(TM) retread shop management software, for $2,000,000.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments

                      BANDAG, INCORPORATED AND SUBSIDIARIES

for balance sheet purposes. The Company's maturities of investments exceeded purchases by $1,718,000 during the six months, resulting in total investments of approximately $8,676,000 as of June 30, 2002.


Financing Activities

Cash dividends totaled $6,506,000 and $13,008,000 for the quarter and year-to-date periods, respectively, compared to $6,295,000 and $12,567,000 for the same periods last year.

The Company purchased 3,618 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $117,000 during the six months ended June 30, 2002. On June 19, 2002, the Company purchased 1,114,746 shares of Bandag Class B Common Stock and 418,371 shares of Bandag Class A Common Stock from Lucille A. Carver, widow of the Company's founder. The cost of the purchase totaled approximately $40,192,000. Cash dividends and stock purchases were funded from operational cash flows.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the shareholders of the Company was held on May 14, 2002.

(b) Three matters were voted upon at the annual meeting. First, the following two nominees, all of whom were incumbent directors, were elected as directors for a three-year term ending in 2005 by the following vote:

Name                    Votes For         Votes Against           Abstentions
----                    ---------         -------------           -----------
Martin G. Carver        27,170,573        1,367,922               86,802
Edgar D. Jannotta       28,480,927        88,854                  55,516


          A vote was held to act upon a proposal to amend the Corporation's Restated Articles of Incorporation, as amended, to limit directors' liability. The shareholders ratified the proposal by the following vote:

Votes For                      Votes Against                  Abstentions
---------                      -------------                  -----------
28,326,810                     287,937                        10,550


          Shareholders also voted upon a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2002. The shareholders ratified the selection by the following vote:

Votes For                      Votes Against                  Abstentions
---------                      -------------                  -----------
28,277,089                     342,022                        6,186

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

       3(i) Articles of Amendment to Restated Articles of Incorporation, dated May 14, 2002
       10 Stock Purchase Agreement dated June 18, 2002 between Bandag, Incorporated and Lucille A. Carver
       99.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350
       99.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

(b)      Reports on Form 8-K

The Company filed three Current Reports on Form 8-K during the quarter ended June 30, 2002 as follows:

1. A Current Report on Form 8-K dated May 23, 2002, reporting under Item 5 the settlement of litigation between the Company, on one hand, and Michelin North America, Inc. and Michelin Retread Technologies, Inc., on the other hand.

1. A Current Report on Form 8-K dated June 14, 2002, reporting under Item 5 and filing as an exhibit a letter by the Company to all of its U.S. franchisees.

3. A Current Report on Form 8-K dated June 19, 2002, reporting under Item 5 the purchase of Class A Common Stock and Class B Common Stock by the Company from Lucille A. Carver.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BANDAG, INCORPORATED
                                          (Registrant)



Date:      August 13, 2002             /s/ Martin G. Carver
                                       --------------------
                                       Martin G. Carver
                                       Chairman and Chief Executive Officer



Date:      August 13, 2002             /s/ Warren W. Heidbreder
                                       ------------------------
                                       Warren W. Heidbreder
                                       Vice President, Chief Financial Officer

                                  Exhibit Index

Exhibit
Number    Exhibit

3(i) Articles of Amendment to Restated Articles of Incorporation, dated May 14, 2002

10 Stock Purchase Agreement dated June 18, 2002, between Bandag, Incorporated and Lucille A. Carver

99.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. ss.1350

99.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. ss.1350