Form 10-Q
period 2002-09-30
BANDAG INC
filed 2002-11-14
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 1-7007

                              BANDAG, INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

             Iowa                                    42-0802143
-------------------------------    ---------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

2905 North Highway 61, Muscatine, Iowa                            52761-5886
--------------------------------------------------          --------------------
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

Common Stock, $1 par value; 9,078,707 shares as of October 31, 2002. Class A Common Stock, $1 par value, 9,145,270 shares as of October 31, 2002. Class B Common Stock, $1 par value; 922,285 shares as of October 31, 2002.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


                                      INDEX

Part I: FINANCIAL INFORMATION                                          Page No.

     Item  1. Financial Statements (Unaudited)

              Condensed consolidated balance sheets -
              September 30, 2002 and December 31, 2001                     3

              Condensed consolidated statements of operations
              Three months ended September 30, 2002 and 2001;
              Nine months ended September 30, 2002 and 2001                4

              Condensed consolidated statements of cash flows
              Nine months ended September 30, 2002 and 2001                5

              Notes to condensed consolidated financial statements
              September 30, 2002                                           6

     Item  2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  13

     Item  3. Quantitative and Qualitative Disclosure about Market Risk   17

     Item  4. Controls and Procedures                                     17


PART II: OTHER INFORMATION

     Item  6.  Exhibits and Reports on Form 8-K                            18

Signatures                                                                 19

EXHIBITS:

     Exhibit 99.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. ss.1350

     Exhibit 99.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. ss.1350

PART I. FINANCIAL INFORMATION

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
                                                                              (Unaudited)
                                                                             September 30,      December 31,
In thousands, except share data                                                   2002              2001
                                                                            ---------------    ---------------
Assets
Current assets
  Cash and cash equivalents                                                      $ 167,831       $ 145,625
  Investments                                                                       13,051           9,394
  Accounts receivable, net                                                         149,047         164,708
  Inventories
     Finished products                                                              68,493          74,667
     Material and work in process                                                   13,577          15,128
                                                                                 ---------       ---------
                                                                                    82,070          89,795
  Other current assets                                                              39,355          40,652
                                                                                 ---------       ---------
      Total current assets                                                         451,354         450,174

Property, plant, and equipment                                                     495,905         501,609
Less accumulated depreciation and amortization                                    (352,040)       (343,601)
                                                                                 ---------       ---------
                                                                                   143,865         158,008

Goodwill, net                                                                         --            50,964
Intangible assets, net                                                               4,294             315
Other assets                                                                        59,632          59,361
                                                                                 ---------       ---------
        Total assets                                                             $ 659,145       $ 718,822
                                                                                 =========       =========
Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                               $  29,637       $  22,153
  Accrued employee compensation and benefits                                        23,744          25,311
  Accrued marketing expenses                                                        24,881          26,396
  Other accrued expenses                                                            30,830          30,279
  Income taxes payable                                                              20,040          14,947
  Short-term notes payable and current portion of other obligations                 67,845          67,239
                                                                                 ---------       ---------
      Total current liabilities                                                    196,977         186,325

Long-term debt and other obligations                                                43,905          40,921
Deferred income tax liabilities                                                      4,621           2,580
Shareholders' equity
  Common stock; $1.00 par value; authorized - 21,500,000 shares; issued and outstanding - 9,078,694 shares in 2002;
     9,079,093 shares in 2001                                                        9,079           9,079
  Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
     issued and outstanding - 9,143,930 shares in 2002;
     9,525,514 shares in 2001                                                        9,142           9,525
  Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
     issued and outstanding - 922,298 shares in 2002;
     2,037,370 shares in 2001                                                          922           2,037
  Additional paid-in capital                                                        11,740          11,399
  Retained earnings                                                                430,864         502,517
  Foreign currency translation adjustment                                          (48,105)        (45,561)
                                                                                 ---------       ---------
      Total shareholders' equity                                                   413,642         488,996
                                                                                 ---------       ---------
        Total liabilities and shareholders' equity                               $ 659,145       $ 718,822
                                                                                 =========       =========

See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations
                                                Three Months Ended         Nine Months Ended
In thousands, except per share data                September 30,             September 30,
                                                  2002        2001         2002          2001
                                              -----------  -----------  -----------   -----------
Net sales                                      $ 245,902    $ 257,559    $ 669,542     $ 703,046
Other income                                       2,547        5,095        8,499        13,854
                                               ---------    ---------    ---------     ---------
                                                 248,449      262,654      678,041       716,900

Cost of products sold                            153,547      167,466      419,714       460,677
Engineering, selling, administrative,
  and other expenses                              61,917       68,181      201,372       204,996
Interest expense                                   1,829        1,809        5,341         5,616
                                               ---------    ---------    ---------     ---------
                                                 217,293      237,456      626,427       671,289
                                               ---------    ---------    ---------     ---------
Earnings before income taxes and cumulative
  effect of accounting change                     31,156       25,198       51,614        45,611
Income taxes                                      11,528       10,584       19,097        19,157
                                               ---------    ---------    ---------     ---------
Earnings before cumulative effect of
  accounting change                               19,628       14,614       32,517        26,454
Cumulative effect of accounting change
  (net of income tax benefit of $3,704)             --           --        (47,260)         --
                                               ---------    ---------    ---------     ---------
Net earnings (loss)                            $  19,628    $  14,614    $ (14,743)    $  26,454
                                               =========    =========    =========     =========

Basic earnings (loss) per share
  Earnings before cumulative effect of
     accounting change                         $    1.03    $    0.71    $    1.63     $    1.29
  Cumulative effect of accounting change            --           --          (2.37)         --
                                               ---------    ---------    ---------     ---------
     Net earnings (loss)                       $    1.03    $    0.71    $   (0.74)    $    1.29
                                               =========    =========    =========     =========

Diluted earnings (loss) per share
  Earnings before cumulative effect of
    accounting change                          $    1.02    $    0.71    $    1.62     $    1.28
  Cumulative effect of accounting change            --           --          (2.35)         --
                                               ---------    ---------    ---------     ---------
     Net earnings (loss)                       $    1.02    $    0.71    $   (0.73)    $    1.28
                                               =========    =========    =========     =========

Comprehensive net earnings (loss)              $  15,292    $  13,904    $ (17,287)    $  21,180
Cash dividends per share                       $   0.315    $   0.305    $   0.945     $   0.915
Depreciation included in expense               $   7,174    $   8,455    $  23,034     $  25,149
Weighted average shares outstanding:
  Basic                                           19,091       20,578       19,972        20,570
  Diluted                                         19,237       20,681       20,141        20,679


See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                  Nine Months Ended
In thousands                                                                        September 30,
                                                                                 2002            2001
                                                                              ------------   -----------
Operating Activities
  Net earnings (loss)                                                          $ (14,743)     $  26,454
  Cumulative effect of accounting change                                          50,964           --
  Provision for depreciation and amortization                                     23,756         32,717
  Decrease in operating assets and liabilities, net                               36,050          8,585
                                                                               ---------      ---------
      Net cash provided by operating activities                                   96,027         67,756

Investing Activities
  Additions to property, plant, and equipment                                    (12,618)       (15,246)
  Purchases of investments                                                       (11,030)        (9,089)
  Maturities of investments                                                        8,673          9,304
  Divestitures of businesses                                                       3,379           --
  Acquisitions of businesses                                                      (1,951)          --
                                                                               ---------      ---------
      Net cash used in investing activities                                      (13,547)       (15,031)

Financing Activities
  Principal payments on short-term notes payable and long-term obligations          (169)          (375)
  Cash dividends                                                                 (19,520)       (18,862)
  Purchases of Common Stock, Class A Common Stock and Class B Common Stock       (40,313)           (24)
                                                                               ---------      ---------
      Net cash used in financing activities                                      (60,002)       (19,261)

Effect of exchange rate changes on cash and cash equivalents                        (272)           864
                                                                               ---------      ---------
  Increase in cash and cash equivalents                                           22,206         34,328
Cash and cash equivalents at beginning of period                                 145,625         86,008
                                                                               ---------      ---------
      Cash and cash equivalents at end of period                               $ 167,831      $ 120,336
                                                                               =========      =========


See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited


Note A. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Note B. Comprehensive Net Earnings (Loss)

Comprehensive net earnings (loss) for the three and nine month periods ended September 30, 2002 and 2001 were as follows (in thousands):

                                                   Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                   2002          2001          2002          2001
                                               ------------   ----------   -----------    -----------
Net earnings before cumulative effect of
   accounting change                             $ 19,628      $ 14,614      $ 32,517      $ 26,454
Other comprehensive income:
   Foreign currency translation                    (4,336)         (710)       (2,544)       (5,274)
                                                 --------      --------      --------      --------
Comprehensive net earnings before cumulative
   effect of accounting change                     15,292        13,904        29,973        21,180
Cumulative effect of accounting change
   (net of income tax benefit of $3,704)             --            --         (47,260)         --
                                                 --------      --------      --------      --------
Comprehensive net earnings (loss)                $ 15,292      $ 13,904      $(17,287)     $ 21,180
                                                 ========      ========      ========      ========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note C. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                    2002         2001         2002          2001
                                                 ----------   ----------   ----------    ----------
Numerator:
  Net earnings (loss)                             $ 19,628     $ 14,614     $(14,743)     $ 26,454
                                                  ========     ========     ========      ========

Denominator:
  Denominator for basic earnings (loss)
    per share - weighted-average shares             19,091       20,578       19,972        20,570

  Effect of dilutive securities:
    Non-vested restricted stock                         51           62           53            44
    Stock options                                       95           41          116            65
                                                  --------     --------     --------      --------
      Dilutive potential common shares                 146          103          169           109

  Denominator for diluted earnings (loss) per
    share - weighted-average shares and
    dilutive potential common shares                19,237       20,681       20,141        20,679
                                                  ========     ========     ========      ========

Net earnings (loss) per share:
  Basic                                           $   1.03     $   0.71     $  (0.74)     $   1.29
                                                  ========     ========     ========      ========
  Diluted                                         $   1.02     $   0.71     $  (0.73)     $   1.28
                                                  ========     ========     ========      ========

Note D. Non-Recurring Charges

During the fourth quarter of 2001, the Company recorded a non-recurring charge totaling $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs included $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. In 2001, the Company paid $1,542,000 related to the termination of 37 employees. In the year-to-date period ended September 30, 2002, the Company paid $1,492,000 relating to the termination of an additional 28 employees. As of September 30, 2002, $1,208,000 of the charges related to the closure of the North American tread rubber manufacturing facility remain accrued, which reflects a $58,000 reduction in the original provision due to costs being lower than original estimates.


Note E. Other Income

Other income includes lease income, royalties and other miscellaneous items.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note F. New Accounting Standard

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which resulted in a non-cash transition charge in that quarter of $47.3 million (net of tax benefit of $3.7 million), or $2.35 per diluted share, to recognize impairment of goodwill, substantially all of which related to Tire Distribution Systems, Inc. (TDS), the Company's tire distribution subsidiary. The fair value of the reporting units was estimated using the expected present value of future cash flows. Pursuant to SFAS No. 142 the $47.3 million charge is treated as a change in accounting principle

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows (in thousands):

                                            Traditional
                                              Business              TDS
                                              Segment             Segment              Total
                                           ---------------     ---------------    ----------------

Balance as of January 1, 2002              $       3,388       $      47,576      $       50,964
Impairment losses                                 (3,388)            (47,576)            (50,964)
                                           ---------------     ---------------    ----------------
Balance as of September 30, 2002           $           -       $           -      $            -
                                           ===============     ===============    ================

Proforma information assuming SFAS No. 142 was adopted on January 1, 2001, (in thousands, except per share data):

                                                                     Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                                  2002             2001             2002              2001
                                                             -------------    -------------   ---------------    --------------

Reported net earnings before cumulative
   effect of accounting change                               $      19,628    $      14,614    $       32,517    $       26,454
Add goodwill amortization                                               -             1,988                 -             5,964
                                                             -------------    -------------    --------------    --------------
Proforma net earnings before cumulative
   effect of accounting change                               $      19,628    $      16,602    $       32,517    $       32,418
                                                             =============    =============    ==============    ==============

Basic earnings per share:
Reported net earnings before cumulative
   effect of accounting change                               $        1.03    $        0.71    $         1.63    $         1.29
Add goodwill amortization                                                -             0.10                 -              0.29
                                                             -------------    -------------    --------------    --------------
Proforma net earnings before cumulative
   effect of accounting change                               $        1.03    $        0.81    $         1.63    $         1.58
                                                             =============    =============    ==============    ==============

Diluted earnings per share:
Reported net earnings before cumulative
   effect of accounting change                               $        1.02    $        0.71    $         1.62    $         1.28
Add goodwill amortization                                                -             0.09                 -              0.29
                                                             -------------    -------------    --------------    --------------
Proforma net earnings before cumulative
   Effect of accounting change                               $        1.02    $        0.80    $         1.62    $         1.57
                                                             =============    =============    ==============    ==============

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Note G. Reclassifications

The Company adopted Emerging Issues Task Force (EITF) No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," in the first quarter of 2002. Under this Issue, the EITF concluded that all consideration paid by a vendor to a reseller should be classified as a reduction of sales and as a reduction of selling and general administrative and other expenses. As reclassifications, these changes do not affect the Company's financial position or earnings. In accordance with EITF 00-25 the Company recorded $6,538,000 for the quarter ended September 30, 2001 and $19,196,000 for the year-to-date period ended September 30, 2001, as a reduction of sales and as a reduction of selling and general administrative and other expenses. These amounts relate to fleet subsidies and certain marketing programs.

Note H. Accounting for Stock-Based Compensation

During the second quarter of 2002, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" effective for employee stock options granted after December 31, 2001. In accordance with SFAS No. 123 the Company values stock options issued based upon the Black-Scholes option pricing model and recognizes this value as an expense over the period in which the options vest which is a maximum of five years. Previously, the Company accounted for employee stock options in accordance with APB 25 in which compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Proforma information assuming the Company had accounted for employee stock options granted as if SFAS No. 123 was adopted in 1995 follows, (in thousands, except per share data):

                                                         Three Months Ended                      Nine Months Ended
                                                           September 30,                           September 30,
                                                      2002                2001               2002                2001
                                                 ---------------     ---------------    ----------------    ----------------

Reported net earnings before cumulative
   effect of accounting change                   $      19,628       $      14,614      $       32,517      $       26,454
Less stock option expense                                 459                  193                 827                 562
                                                 ---------------     ---------------    ----------------    ----------------
Proforma net earnings before cumulative
   effect of accounting change                   $      19,169       $      14,421      $       31,690      $       25,892
                                                 ===============     ===============    ================    ================

Basic earnings per share:
Reported net earnings before cumulative
   effect of accounting change                   $        1.03       $        0.71      $         1.63      $         1.29
Less stock option expense                                 0.02                0.01                0.04                0.03
                                                 ---------------     ---------------    ----------------    ----------------
Proforma net earnings before cumulative
   effect of accounting change                   $        1.01       $        0.70      $         1.59      $         1.26
                                                 ===============     ===============    ================    ================

Diluted earnings per share:
Reported net earnings before cumulative
   effect of accounting change                   $        1.02       $        0.71      $         1.62      $         1.28
Less stock option expense                                 0.02                0.01                0.04                0.03
                                                 ---------------     ---------------    ----------------    ----------------
Proforma net earnings before cumulative
   effect of accounting change                   $        1.00       $        0.70      $         1.58      $         1.25
                                                 ===============     ===============    ================    ================

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note I. Treasury Stock Purchase

On June 18, 2002, the Company executed an agreement to purchase 1,114,746 shares of Bandag's Class B Common Stock and 418,371 shares of Bandag's Class A Common Stock from Lucille A. Carver, widow of the founder of Bandag and a director from 1957 until May 14, 2002. Mrs. Carver is the mother of Martin G. Carver, Chairman of the Board, President, Chief Executive Officer and a director of Bandag, and Roy J. Carver, Jr., a director of Bandag. The shares were purchased on June 19, 2002 at a per share price of $27.04 and $24.00, for the Class B Common Stock and Class A Common Stock, respectively, which was equal to the composite closing prices of Bandag's Common Stock (in the case of the Class B Common Stock) and Class A Common Stock on the New York Stock Exchange at the close of business on June 18, 2002, less a discount of 3.5% per share in the case of the Class B common Stock and 4.0% per share for the Class A Common Stock. The total purchase price was approximately $40.2 million. As a result of these repurchases the average shares outstanding have been reduced by approximately 7% and 3% for the quarter and year-to-date periods ended September 30, 2002, respectively.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note J. Operating Segment Information

The Company has two reportable operating segments: the Traditional Business and TDS. The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. The operations of the Traditional Business segment are evaluated by worldwide geographic region. The Company's operations located in the United States and Canada, together with Tire Management Solutions, Inc. (TMS), and Quality Design Systems, Inc. (QDS), are integrated and managed as one unit, which is referred to internally as North America. The Company's operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International.

TDS operates franchised retreading locations and commercial, retail, and wholesale outlets throughout the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Other consists of corporate administrative expenses including corporate legal expenses.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. Intersegment sales and transfers between the Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

For the three months ended September 30 (in thousands):

                                                     Traditional Business                                  TDS
                              -------------------------------------------------------------------        -------
                                  North America              Europe             International
                                  -------------              ------             -------------
                                  2002       2001       2002        2001       2002        2001       2002       2001
                                  ----       ----       ----        ----       ----        ----       ----       ----
Sales by Product
   Retread products           $   89,311  $  86,853  $  15,469  $   15,528  $  21,615  $   24,623  $       -  $       -
   New tires                                                                                          57,404     66,124
   Retread tires                                                                                      24,306     25,326
   Equipment                       5,181      7,030      1,414       1,254        385         771
   Other                           8,561      6,548                                                   22,256     23,502
                              ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------
Net sales to unaffiliated
    customers                 $  103,053  $ 100,431  $  16,883  $   16,782  $  22,000  $   25,394   $103,966   $114,952

Transfers between segments        16,665     18,718        283         106      1,846         973        814        692

Operating earnings (loss)         30,082     28,352        360         (40)     3,514       2,588       (959)       785
Interest income                   -           -          -          -           -          -           -          -
Interest expense                  -           -          -          -           -          -           -          -
                              ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------
Earnings (loss) before
 income taxes &
 cumulative effect
 of accounting change         $   30,082  $  28,352  $     360  $      (40) $   3,514  $    2,588  $    (959) $     785
                              =========== ========== ========== =========== ========== =========== ========== ==========
                                      Other              Consolidated
                                    --------            --------------


                                  2002       2001        2002       2001
                                  ----       ----        ----       ----
Sales by Product
   Retread products           $       -   $       -    $126,395   $127,004
   New tires                                             57,404     66,124
   Retread tires                                         24,306     25,326
   Equipment                                              6,980      9,055
   Other                                                 30,817     30,050
                              ----------- ---------- ----------- ----------
Net sales to unaffiliated
    customers                 $       -   $       -    $245,902   $257,559

Transfers between segments            -           -      19,608     20,489

Operating earnings (loss)           (978)    (6,398)     32,019     25,287
Interest income                      966      1,720         966      1,720
Interest expense                  (1,829)    (1,809)     (1,829)    (1,809)
                              ----------- ---------- ----------- ----------
Earnings (loss) before
 income taxes &
 cumulative effect
 of accounting change         $   (1,841) $  (6,487) $   31,156  $  25,198
                              =========== ========== =========== ==========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

For the nine months ended September 30 (in thousands):

                                                     Traditional Business                                  TDS
                              -------------------------------------------------------------------        -------
                                  North America              Europe             International
                                  -------------              ------             -------------
                                  2002       2001       2002        2001       2002        2001       2002       2001
                                  ----       ----       ----        ----       ----        ----       ----       ----
Sales by Product
   Retread products             $233,141   $230,654  $  41,265  $   46,588  $  67,353  $   76,275  $       -  $       -
   New tires                                                                                         156,737    170,098
   Retread tires                                                                                      67,444     68,959
   Equipment                      16,590     22,968      2,986       3,632      1,320       1,448
   Other                          23,200     19,418                                                   59,506     63,006
                              ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------
Net sales to unaffiliated
    customers                   $272,931   $273,040  $  44,251  $   50,220  $  68,673  $   77,723   $283,687   $302,063

Transfers between segments        46,423     52,329        509         375      3,828       3,197      1,911      1,807

Operating earnings (loss)         66,016     61,931        549        1,252     9,676       8,169     (8,369)    (5,386)
Interest income                   -           -          -          -           -          -           -          -
Interest expense                  -           -          -          -           -          -           -          -
                              ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------
Earnings (loss) before
  income taxes &
  cumulative effect
  of accounting change        $   66,016  $  61,931  $     549  $     1,252 $   9,676  $    8,169  $  (8,369) $  (5,386)
                              =========== ========== ========== =========== ========== =========== ========== ==========

                                      Other              Consolidated
                                    --------            --------------


                                  2002       2001        2002       2001
                                  ----       ----        ----       ----
Sales by Product
   Retread products           $       -   $       -    $341,759   $353,517
   New tires                                            156,737    170,098
   Retread tires                                         67,444     68,959
   Equipment                                             20,896     28,048
   Other                                                 82,706     82,424
                              ----------- ---------- ----------- ----------
Net sales to unaffiliated
    customers                 $       -   $        - $  669,542  $ 703,046

Transfers between segments            -            -     52,671     57,708

Operating earnings (loss)        (14,600)   (20,122)     53,272     45,844
Interest income                    3,683      5,383       3,683      5,383
Interest expense                  (5,341)    (5,616)     (5,341)    (5,616)
                              ----------- ---------- ----------- ----------
Earnings (loss) before
  income taxes &
  cumulative effect
  of accounting change        $  (16,258) $ (20,355) $   51,614  $  45,611
                              =========== ========== =========== ==========


                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Results include the Company's two reportable operating segments - its Traditional Business and Tire Distribution Systems, Inc. (TDS).

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which resulted in a non-cash transition charge in the quarter of $47,260,000 (net of tax benefit of $3,704,000), or $2.35 per diluted share, to recognize impairment of goodwill, substantially all of which related to TDS. Pursuant to SFAS No. 142 the $47,260,000 charge is treated as a change in accounting principle.

During the first quarter of 2002, the Company acquired the assets of Open Road Technologies, Inc., the supplier of RoadWare(TM) retread shop management software, with annual sales of approximately $5,000,000.

During the second quarter of 2002, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" for employee stock options granted after December 31, 2001. Refer to Note H of the condensed consolidated financial statements for further details.

During the third quarter of 2002, the Company's TDS segment sold two retail and three commercial retreading locations with no material impact on net sales or earnings.

Consolidated net sales for the quarter and year-to-date periods ended September 30, 2002 were 5% lower than the prior year periods on a 2% and 5% decline in Traditional Business net sales, respectively. The decrease in Traditional Business net sales for the quarter ended September 30, 2002, primarily resulted from a 23% decline in equipment sales and the lower translated value of the Company's foreign sales denominated in the Brazilian real. The decrease in Traditional Business net sales for the year-to-date period ended September 30, 2002, primarily resulted from a 3% decline in retread material unit volume, a 26% decline in equipment sales, and the lower translated value of the Company's foreign sales denominated in the Brazilian real and South African rand. TDS net sales decreased 10% and 6% for the quarter and year-to-date periods ended September 30, 2002 from the prior year periods, respectively. TDS net sales for the quarter and year-to-date periods ended September 30, 2002 were negatively impacted by the loss of several significant customers, most notably the bankruptcy of Consolidated Freightways, and the negative impact of the economy. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to the third quarter in previous years in that it is seasonally the strongest quarter for both sales and earnings. Both segments were similarly affected.

The consolidated and Traditional Business gross profit margins for the quarter ended September 30, 2002 increased 2.6 and 3.7 percentage points from the prior year periods, respectively. The consolidated and Traditional Business gross profit margins for the year-to-date period ended September 30, 2002 increased
2.8 and 4.7 percentage points from the prior year periods, respectively. The increase in gross profit margins for the quarter and year-to-date periods

                      BANDAG, INCORPORATED AND SUBSIDIARIES


primarily reflects lower raw material costs and increased production efficiency in the Traditional Business, particularly in North America. While such costs have been favorable for the year-to-date period ended September 30, 2002, supplier pricing indicates raw material costs will increase for the remainder of the year.

Excluding the effects of goodwill amortization in 2001, consolidated operating and other expenses decreased 6% for the quarter ended September 30, 2002, but increased 2% for the year-to-date period ended September 30, 2002 from the prior year period. Traditional Business operating and other expenses for the quarter and year-to-date periods ended September 30, 2002 decreased 14% and 1% from the prior year periods, respectively. The increase in year-to-date consolidated operating and other expenses primarily resulted from higher costs of doing business at TDS, lower pension income, and approximately $2,200,000 in expense related to converting SystemBandag users to the RoadWare(TM) software system, partially offset by a decrease in litigation expense. As previously announced, the settlement of Bandag's ongoing litigation with Michelin included dismissal of all financial claims against all parties. Therefore, no further expense related to this litigation is anticipated. Expenses for the Michelin litigation for the quarter and year-to-date periods ended September 30, 2002 were approximately $300,000 and $10,000,000, respectively, as compared to $5,100,000 and $15,000,000 for the prior year periods. This expense is included in Other in the operating segment information in Note J of the condensed consolidated financial statements.

Third quarter 2002 net income was $19,628,000, or $1.02 per diluted share. Third quarter 2001 net income of $14,614,000, or $0.71 per diluted share, included $1,988,000 of goodwill amortization, or $0.09 per diluted share. On a comparable basis, the Company's earnings per diluted share for the third quarter of 2002 increased $0.22 per diluted share compared to the same period in 2001. Consolidated net loss for the year-to-date period ended September 30, 2002 was $14,743,000, or $0.73 per diluted share. This loss includes the write-off of $47,260,000 net of income tax, resulting from the adoption of SFAS No. 142 as of January 1, 2002. For the year-to-date period ended September 30, 2002, the Company reported consolidated net income of $32,517,000, or $1.62 per diluted share, before the write-off of $47,260,000. This was a 23% increase from the prior year reported net income of $26,454,000, or $1.28 per diluted share. However, net income for the year-to-date period ended September 30, 2001 would have been $32,418,000, or $1.57 per diluted share before goodwill amortization of $5,964,000, or $0.29 per diluted share. Therefore, on a comparable basis the Company's earnings per diluted share increased 3% for the year-to-date period ended September 30, 2002.

Repurchases of the Company's outstanding Class A and Class B common stock during the second quarter of 2002 had a favorable impact on diluted earnings per share for the quarter and year-to-date periods ended September 30, 2002 of $0.06 and $0.04, respectively. Refer to Note I of the condensed consolidated financial statements for further details.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada, together with Tire Management Solutions, Inc. and Quality Design Systems, Inc., are integrated and managed as one unit, which is referred to internally as North America. Net sales in North

                      BANDAG, INCORPORATED AND SUBSIDIARIES

America increased 3% for the quarter ended September 30, 2002 from the prior year period, primarily due to a 3% increase in retread material unit volume and the acquisition of Open Road Technologies in the first quarter of 2002, partially offset by a 26% decrease in equipment sales. Net sales in North America for the year-to-date-period ended September 30, 2002 remained even with the prior year period primarily due to the acquisition of Open Road Technologies, partially offset by a 28% decrease in equipment sales and a 1% decrease in material unit volume. A decrease in average raw material costs and increased production efficiency in the United States and Canada primarily resulted in a 2.6 and 4.9 percentage point increase in North America's gross margin for the quarter and year-to-date periods ended September 30, 2002 from the prior year periods, respectively. North American operating and other expenses for the quarter and year-to-date periods ended September 30, 2002 were 6% and 11% higher than the prior year periods, respectively. Year-to-date operating expenses were higher primarily due to lower pension income and approximately $2,200,000 in expense related to converting SystemBandag users to the RoadWare(TM) software system. For the quarter and year-to-date periods ended September 30, 2002, higher gross profit was partially offset by higher operating and other expenses, resulting in a 6% and 7% increase in earnings before income taxes from the prior year periods, respectively.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe increased 1% for the quarter ended September 30, 2002 from the prior year period, primarily due to strengthening of the Euro, partially offset by a 10% decrease in material unit volume. Net sales in Europe for the year-to-date period ended September 30, 2002 declined 12% from the prior year period, primarily due to a retread material unit volume decrease of 12%, partially offset by the strengthening of the Euro. Gross margin increased 0.8 percentage points for the quarter ended September 30, 2002 compared to the prior year period. For the year-to-date period ended September 30, 2002 gross margin was
0.6 percentage points lower than the prior year period. Operating and other expenses increased 1% for the quarter ended September 30, 2002 as compared to the prior year period. For the year-to-date period ended September 30, 2002 operating and other expenses decreased 10% from the prior year period, primarily due to net foreign exchange losses in 2001 that did not recur. Earnings before income taxes increased $400,000 for the quarter ended September 30, 2002 as compared to the prior year period. Principally as a result of lower sales and gross margin, earnings before income taxes for the year-to-date period ended September 30, 2002 decreased $703,000 from the prior year period.

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter and year-to-date periods ended September 30, 2002 declined 13% and 12% from the prior year periods, respectively, as a result of a 3% and 5% decrease in retread material unit volume. The spread between the net sales decrease and the retread material unit volume decrease is primarily due to the lower translated value of the Brazilian real and South African rand. The gross profit margin for the quarter and year-to-date periods ended September 30, 2002 increased 3.5 and 3.9

                      BANDAG, INCORPORATED AND SUBSIDIARIES


percentage points from the prior year periods, respectively, due mainly to lower raw material costs. Operating and other expenses for the quarter and year-to-date periods ended September 30, 2002 decreased 24% and 12% from the prior year periods, respectively, primarily due to net foreign exchange gains and the lower translated value of the Brazilian real and South African rand. Earnings before income taxes for the quarter and year-to-date periods ended September 30, 2002 increased 36% and 18% from the prior year periods, respectively, primarily due to the improvement in gross margin and the reduction in operating and other expenses.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter and year-to-date periods ended September 30, 2002 decreased 10% and 6% from the prior year periods, respectively. The decrease in net sales primarily resulted from the loss of several significant customers, most notably the bankruptcy of Consolidated Freightways, and the negative impact of the economy. Gross margin for the quarter and year-to-date periods ended September 30, 2002 increased 0.9 and 0.3 percentage points from the prior year periods, respectively. TDS's operating expenses as a percentage of sales for the quarter and year-to-date periods ended September 30, 2002 were 3.9 and 3.2 percentage points higher than the prior year periods, respectively, primarily due to higher health insurance, workers' compensation costs, and legal expenses. Primarily as a result of the lower sales volume and higher operating expenses, TDS recorded losses before interest and taxes of $959,000 and $8,369,000 for the quarter and year-to-date periods ended September 30, 2002, respectively. This compares to income before interest and taxes, excluding goodwill amortization, of $2,853,000 and $818,000 in the prior year periods, respectively.

Financial Condition:

Liquidity

At September 30, 2002, the Company had cash and cash equivalents of $167,831,000, as compared to $145,625,000 at December 31, 2001. The Company's ratio of total current assets to total current liabilities was 2.3 to 1 at September 30, 2002 as compared to 2.4 to 1 at December 31, 2001. The Company has approximately $67,000,000 of debt payable in December 2002. At September 30, 2002, the Company had approximately $94,286,000 in borrowings available under unused lines of credit.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2002 was $28,271,000 more than the amount for the same period last year, primarily due to decreases in accounts receivables and inventories.

Investing Activities

The Company spent $12,618,000 on capital expenditures through September 30, 2002, compared to $15,246,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flows. During the first quarter of 2002, the Company acquired

                      BANDAG, INCORPORATED AND SUBSIDIARIES


the assets of Open Road Technologies, Inc., the supplier of RoadWare(TM) retread shop management software, for $1,951,000 net of cash acquired. During the quarter ended September 30, 2002, the Company sold five TDS stores for $3,379,000.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's purchases of investments exceeded maturities by $2,357,000 during the nine months, resulting in total investments of $13,051,000 as of September 30, 2002.

Financing Activities

Cash dividends totaled $6,512,000 and $19,520,000 for the quarter and year-to-date periods, respectively, compared to $6,295,000 and $18,862,000 for the same periods last year.

The Company purchased 4,063 shares of its outstanding Common and Class A Common stock, at prevailing market prices, for $129,000 during the nine months ended September 30, 2002. On June 19, 2002, the Company purchased 1,114,746 shares of Bandag Class B Common Stock and 418,371 shares of Bandag Class A Common Stock from Lucille A. Carver, widow of the Company's founder. The cost of the purchase totaled approximately $40,184,000. Cash dividends and stock purchases were funded from operating cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See the Company's most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. During the prior ninety-day period, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION
                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. ss.1350

      99.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. ss.1350

(b)   Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2002.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         BANDAG, INCORPORATED
              (Registrant)



Date:      November 13, 2002             /s/ Martin G. Carver
                                        ----------------------------------
                                         Martin G. Carver
                                         Chairman and Chief Executive Officer



Date:      November 13, 2002             /s/ Warren W. Heidbreder
                                        ----------------------------------
                                         Warren W. Heidbreder
                                         Vice President, Chief Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
CERTIFICATIONS

I, Martin G. Carver, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Bandag, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002                  By: /s/ Martin G. Carver
                                                --------------------------------
                                                Martin G. Carver
                                                Chairman and Chief Executive
                                                Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES
CERTIFICATIONS

I, Warren W. Heidbreder, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Bandag, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002              By:   /s/ Warren W. Heidbreder
                                             -----------------------------------
                                             Warren W. Heidbreder
                                             Vice President, Chief Financial
                                             Officer

                                  Exhibit Index

Exhibit
Number           Exhibit

99.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. ss.1350

99.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. ss.1350