Form 10-K
period 2002-12-31
BANDAG INC
filed 2003-03-21
CIK 9534

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                          Commission File Number 1-7007
                          -----------------------------
                              BANDAG, INCORPORATED
             (Exact name of registrant as specified in its charter)

                     Iowa                                42-0802143
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification No.)

                              2905 North Highway 61
                           Muscatine, Iowa 52761-5886
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (563) 262-1400

           Securities registered pursuant to Section 12(b) of the Act:

      Common Stock - $1 Par Value           New York Stock Exchange and Chicago
  Class A Common Stock - $1 Par Value                  Stock Exchange
            (Title of Class)                   (Name of each exchange on which
                                                         registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002: Common Stock, $181,387,853, Class A Common Stock (non-voting), $125,197,409, Class B Common Stock, $542,300.

The number of shares outstanding of the issuer's classes of common stock as of February 28, 2003: Common Stock, 9,083,024 shares; Class A Common Stock, 9,175,652 shares; Class B Common Stock, 919,935 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of the Shareholders to be held May 13, 2003 are incorporated by reference in Part III.

================================================================================

                              Bandag, Incorporated
                           Annual Report on Form 10-K
                          Year Ended December 31, 2002

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.........................................................................2
      Item 1. Business.........................................................2
      Item 2. Properties.......................................................9
      Item 3. Legal Proceedings................................................9
      Item 4. Submission of Matters to a Vote of Security Holders.............10

PART II.......................................................................11
      Item 5. Market for the Registrant's Common Equity and
        Related Shareholder Matters...........................................11
      Item 6. Selected Financial Data.........................................12
      Item 7. Management's Discussion and Analysis of Results of
       Operations and Financial Condition.....................................13
      Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....22
      Item 8. Financial Statements and Supplementary Data.....................22
      Item 9. Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure....................................52

PART III......................................................................52
      Item 10. Directors and Executive Officers of the Registrant.............52
      Item 11. Executive Compensation.........................................52
      Item 12. Security Ownership of Certain Beneficial
       Owners and Management..................................................52
      Item 13. Certain Relationships and Related Transactions.................52
      Item 14. Controls and Procedures........................................52

PART IV
      Item 15. Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K....................................................53

                                     PART I

Item 1.  BUSINESS

Introduction
All references herein to the "Company" or "Bandag" refer to Bandag, Incorporated and its subsidiaries unless the context indicates otherwise.

The Company has two reportable business segments: the manufacture and sale of precured tread rubber, equipment and supplies for retreading tires (the "Traditional Business") and the sale and maintenance of new and retread tires to principally commercial and industrial customers through its wholly-owned subsidiary Tire Distribution Systems, Inc. ("TDS"). Refer to Note 16 of the consolidated financial statements for further details.

As a result of a recapitalization of the Company approved by the Company's shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Company. As of February 28, 2003, the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 64% of the votes entitled to be cast in the election of directors and other corporate matters. The Carver Family is composed of (i) Lucille A. Carver, a former director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entitles for the benefit of the Carver Family members. Shares of Class B Common Stock have ten (10) votes per share. The Carver Family owns over 98% of the Class B Common Stock. Shares of Class B Common Stock automatically convert to shares of Common Stock on January 16, 2007.

Traditional Business

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

The Company and its licensees have 1,077 franchisees worldwide, with 32% located in the United States and 68% internationally. The majority of Bandag's franchisees are independent operators of full service tire distributorships. The remaining franchises are owned by TDS. The Traditional Business' revenues primarily come from the sale of retread material and equipment to its franchisees. The Traditional Business' products compete in the replacement tire market with new tire sales, as well as retreads produced using other retread processes. The Company concentrates its marketing efforts on existing franchisees and on expanding their respective market penetrations. Due to its strong distribution system, marketing efforts and leading technology, Bandag, through its independent franchise network and TDS, has been able to maintain the largest market presence in the retreading industry.

The Traditional Business in the United States competes primarily in the medium and wide base commercial truck tire replacement market. Medium and wide base truck tires are designed for medium trucks Classes 4 through 6, heavy trucks Classes 7 and 8, as well as trailers and commercial chassis. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has franchisees in 108 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company's franchisees make up approximately 24% of the United States medium and wide base commercial tire replacement market. The Company's competitors in the replacement tire market include new tire manufacturers such as The Goodyear Tire & Rubber Company (Goodyear), Bridgestone Corporation (Bridgestone) and Groupe Michelin (Michelin), as well as other tread rubber suppliers. Goodyear, Michelin and Cooper Tire and Rubber Company also compete in the United

States market as well as in other markets as a tread rubber supplier to a combination of company-owned and independent retreaders.

The Traditional Business consists of the franchising of a patented process for the retreading of tires primarily for trucks, buses, light commercial trucks, and the production and sale of precured tread rubber and related products and equipment used in connection with this process.

The Traditional Business can be divided into two main areas: (i) manufacturing the tread rubber and (ii) providing and supporting the retreading system to bond the tread rubber to the tire casing. Bandag manufactures over 500 separate tread designs and sizes, treads specifically designed for various applications, allowing fleet managers to fine-tune their tire programs. Bandag tread rubber is vulcanized prior to shipment to its franchisees. The Bandag franchisee prepares the tire casing for retreading and performs the retreading process of bonding the cured tread to the prepared tire casing. This two-step process allows utilization of the optimum temperature and pressure levels at each step. Lower temperature levels during the bonding process result in a consistent, higher quality finished retread with less damage to the casing. Bandag has developed a totally integrated retreading system with the materials, bonding process and manufacturing equipment specifically designed to work together as a whole.

(b)  Markets and Distribution
     ------------------------

The principal market categories for the Traditional Business are medium and wide base commercial truck tires, with more than 90% of the tread rubber sold by the Company used in the retreading of these tires. Additionally, the Company markets tread rubber for the retreading of passenger, light truck, heavy truck, off-the-road equipment, and industrial tires; however, historically, sales of tread rubber for these applications have not contributed materially to the Company's results of operations.

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

Other Applications. The Company continues to manufacture and supply to its franchisees a limited amount of tread rubber for off-the-road tires, industrial tires, including solid and pneumatic, passenger car tires and light commercial tires for light trucks and recreational vehicles.

Franchisees. Bandag has 1,077 franchisees throughout North America, Central America, South America, Europe, Africa, Asia, Australia and New Zealand. These franchises are owned and operated by franchisees, some with multiple franchises and/or locations. Of these franchisees, 345 are located in the United States. One hundred twenty-five (125) of Bandag's foreign franchisees are franchised by a licensee of the Company in Australia. The Company also has joint ventures in India and Sri Lanka. A limited number of franchisees are trucking companies, which operate retread shops primarily for their own needs. A few franchisees also offer "hot-cap" retreading and most sell one or more lines of new tires.

The current franchise agreement offered by the Company grants the franchisee the non-exclusive retread manufacturing rights to use the Bandag Method for one or more applications and the Bandag trademarks in connection therewith within a specified territory, but the franchisee is free to market Bandag retreads outside the territory.

(c)  Competition
     -----------

The Company faces strong competition in the market for replacement truck and bus tires, the principal retreading markets which it serves. The competition comes not only from the major manufacturers of new tires, but also from manufacturers of retreading materials. Competitors include producers of "camelback," "strip stock," and "slab stock" for "hot-cap" retreading, as well as a number of producers of precured tread rubber. Various methods for bonding precured tread rubber to tire casings are used by competitors.

Bandag retreads are often sold at a higher price than tires retreaded by the "hot-cap" process as well as retreads sold using competitive precured systems. The Company believes that the superior quality and greater mileage of Bandag retreads and expanded service programs to franchisees and end-users outweigh any price differential.

Bandag franchisees compete with many new-tire dealers and retreading operators of varying sizes, which include retreading shops operated by the major new-tire manufacturers, large independent retread companies, retreading operations of large trucking companies, and smaller commercial tire dealers.

The Company's franchise agreements with its independent franchisees typically terminate after five years unless extended by mutual consent for an additional five years. In most cases the agreements are extended. In addition, independent franchisees have the option of terminating the agreements after three years. In some cases, the Company does not extend a franchise or the franchisee declines to extend and, instead, signs with another retread manufacturer including, among others, Goodyear and Michelin. Since Michelin entered the United States retread market in 1997, the Company has experienced increasing competition in the United States retread market. Although, in the last five years, a number of independent franchisees have left Bandag and become Michelin retread dealers, the Company believes that its United States franchise organization has stabilized over the past two years. Although Michelin is substantially larger than the Company and has greater resources, the Company believes that it can effectively compete with Michelin and maintain the stability of its United States franchise organization.

For additional information on competition faced by the Traditional Business see the foregoing discussion under "General" herein.

(d)  Sources of Supply
     -----------------

The Company manufactures the precured tread rubber, cushion gum, and related supplies in Company-owned and in leased manufacturing plants in the United States, Canada, Brazil, Belgium, South Africa and Mexico. The Company has entered into joint venture agreements in India and Sri Lanka. The Company also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire-handling systems, and other items of equipment used in the Bandag Method. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, sold by the Company, are purchased from others.

The Company purchases rubber and other materials for the production of tread rubber and other rubber products from a number of suppliers. The rubber for tread is primarily synthetic and obtained principally from sources which most conveniently serve the respective areas in which the Company's plants are located. Although synthetic rubber and other petrochemical products have periodically been in short supply and significant cost fluctuations have been experienced in previous years including significant price increases in the fourth quarter of 2002, the Company has not experienced any significant difficulty in obtaining an adequate supply of such materials. Synthetic prices historically have been related to the cost of petrochemical feedstocks. However, the effect on operations of future shortages will depend upon their duration and severity and cannot presently be forecast.

The principal source of natural rubber, used for the Company's cushion gum, is Asia. The supply of natural rubber has historically been adequate for the Company's purposes. Natural rubber is a commodity subject to wide price fluctuations as a result of the forces of supply and demand.

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

TDS

(a)  General
     -------

In November 1997, five dealerships were acquired by Tire Distribution Systems, Inc. (TDS), a wholly-owned subsidiary of the Company. Since the original acquisitions, TDS has acquired 13 additional smaller dealerships. During 2002, TDS sold or closed nine retread plants and 18 commercial and retail outlets. TDS, which provides new and retread tire products and tire management services to national, regional and local fleet transportation companies, operates 30 Bandag franchise and manufacturing locations and 74 commercial and retail outlets in 15 states. For additional information concerning sales and proposed sales of additional TDS locations, see Note 19 of the consolidated financial statements.

(b)  Markets and Distribution
     ------------------------

TDS offers complete tire management services including: the complete line of Bandag retreads, new tires (commercial, retail and off-the-road) and 24-hour road service and alignment. The tire management services are provided over a broad geographic area in the United States, including the northwest, the mountain states and all across the south. This geographic coverage allows TDS to provide consistent, cost-effective programs, information, products, and services to local, regional and national fleets.

Cost effective tire management service continues to grow in importance for fleets of all sizes. Trucking fleets are under intense pressure to be cost competitive and reliable in their services. Tire related costs are one of the top operating expenses for trucking fleets. Bandag and its dealer alliance network (including TDS) are able to provide trucking companies with comprehensive tire management services, which result in lower tire operating costs for the trucking company while, at the same time, helping the trucking company increase its service reliability through the same tire management programs.

In an effort to fully service its customers, TDS sells new truck tires manufactured by Bridgestone/Firestone, Continental/General, Yokohama, and other manufacturers except for Goodyear and Michelin.

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

(c)  Competition
     -----------

TDS competitors are other tire dealers which offer competing retread applications, as well as Bandag franchised dealers. In addition, such tire dealers typically sell and service new tires produced by new tire manufacturers and service providers such as Goodyear, Bridgestone and Michelin. Goodyear and Michelin compete in the United States market and in other markets as a tread rubber supplier to a combination of company owned and independent retreaders.

(d)  Sources of Supply
     -----------------

TDS purchases precured tread rubber and its retreading equipment and supplies from Bandag and purchases new tires from new tire companies including Bridgestone/Firestone, Yokohama, Continental/General, and other manufacturers.

Regulations

Various federal and state authorities have adopted safety and other regulations with respect to motor vehicles and components, including tires. The Federal Trade Commission and various states enforce statutes or regulations imposing obligations on franchisors, primarily a duty to disclose material facts concerning a franchise to prospective franchisees. Several of the state statutes or regulations also govern certain aspects of the franchise relationship, such as the franchisor's right to terminate the franchise agreement. Management is unaware of any present or proposed regulations or statutes which would have a material adverse effect upon its businesses, but cannot predict what other regulations or statutes might be adopted or what their effect on the Company's businesses might be.

Other Information

The Company conducts research and development of new products, primarily in the Traditional Business, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $8,109,000 in 2002, $10,225,000 in 2001, and $9,442,000 in 2000.

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

As of December 31, 2002, the Company had an estimated 3,715 employees.

Operating Segment and Geographic Area Information

Information concerning operating segment and geographic area information is incorporated by reference to "Operating Segment and Geographic Area Information" in Note 16 of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Executive Officers of the Company

The following table sets forth the names and ages of all executive officers of the Company as of February 28, 2003, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his/her present office:

                                                  Period of                                                   Period in
                                                   Service                 Present Position                    Present
             Name                    Age         with Company                  or Office                        Office
             ----                    ---         ------------                  ---------                        ------
Martin G. Carver*                     54           24 Years        Chairman of the Board, Chief               22 Years.
                                                                   Executive Officer and President

Timothy T. Chen                       42           11 Years        Vice President, Innovation                   1 Year

Nathaniel L. Derby II                 60           31 Years        Vice President, Manufacturing Design        6 Years

Warren W. Heidbreder                  56           21 Years        Vice President, Chief Financial             6 Years
                                                                   Officer and Secretary

Frederico U. Kopittke                 59           8 Years         Vice President, International               2 Years

John C. McErlane                      49           18 Years        Vice President                               1 Year

Jeffrey C. Pattison                   47           17 Years        Vice President, Treasurer                   6 Months

Janet R. Sichterman                   43           21 Years        Vice President, North American               1 Year
                                                                   Fleet Sales

Andrew M. Sisler                      48           15 Years        Vice President, North American               1 Year
                                                                   Franchise Sales

Michael A. Tirona                     53           17 Years        Vice President and General Manager -         1 Year
                                                                   Europe

Charles W. Vesey                      60           31 Years        Vice President and Corporate                4 Years
                                                                   Controller


* Denotes that officer is also a director of the Company.

Mr. Martin G. Carver was elected Chairman of the Board effective June 23, 1981, Chief Executive Officer effective May 18, 1982, and President effective May 25, 1983. Prior to his present position, Mr. Carver was also Vice Chairman of the Board from January 5, 1981 to June 23, 1981.

Mr. Chen joined Bandag in 1991. From 1991 through 1997, he held several positions with the Company. In 1997, he was promoted to the position of Manager, Market Research and Planning. In 2000, he was promoted to the position of Director of Marketing and served in that position until May 2001 when he was promoted to the position of Vice President, Marketing. Mr. Chen was elected to his current office of Vice President, Innovation on May 14, 2002.

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

Mr. Pattison joined Bandag in 1986. From 1986 through 1990, he held several positions with the Company. In 1990, he was promoted to the position of Manager, Taxes. In April 1999, he was promoted to Manager, Corporate Accounting. In October 1999, he was promoted to Director, Treasury Services and Assistant Treasurer and served in that position until August 2002, when he was elected to his current office of Vice President and Treasurer.

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

Mr. Sisler joined Bandag in 1987. From 1987 through 1997, he held several positions with the Company. In 1997, he was promoted to Director of Sales, West. In 1998, he was promoted to Vice President, North American Sales and served in the position until November 2001 when he was elected to his current office of Vice President, North American Franchise Sales on November 13, 2001.

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

Mr. Vesey joined Bandag in 1971. In September 1977, he was named Corporate Controller. In May 1997, he was elected to the office of Vice President, Information Services and Corporate Controller and served in that position until October 1998, when he was elected to his current office of Vice President and Corporate Controller.

All of the above-named executive officers have been elected by the Board of Directors and serve at the pleasure of the Board of Directors.

Available Information

The Company maintains a website at http://www.bandag.com. The Company makes available on the website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company is not including the information contained on or available through its website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

Item 2.  PROPERTIES

Traditional Business

The general offices of the Company are located in a Company-owned 56,000 square foot office building in Muscatine, Iowa.

The tread rubber manufacturing plants of the Company are located to service principal markets. The Company owns eleven plants. However, the Company only operates nine of these plants, three of which are located in the United States, and the remainder in Canada, Belgium, South Africa, Brazil (two plants) and Mexico. The plants vary in size up to 194,000 square feet with the first plant being placed into production in 1959. All of the plants are owned in fee. Operations in one tread rubber manufacturing plant located in the United States were suspended in the fourth quarter of 1999 but the facility remains viable for general corporate purposes. Operations in the Chino, California plant were suspended in the first quarter of 2002. The equipment has been removed and the facility is for sale.

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

TDS Business

TDS currently owns 22 and leases 50 facilities. Thirty (30) contain space for TDS's retread production and 74 contain space for commercial and retail operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, maintenance and various other items.

In the opinion of the Company, its properties are maintained in good operating condition and the production capacity of its plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

Item 3.  LEGAL PROCEEDINGS

General
-------

The Company is a party to a number of lawsuits and claims arising out of the normal course of business. While the results of such litigation are uncertain, management believes that the final outcome of any such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. Changes in assumptions, as well as actual experience, could cause estimates made by management to change.

Yolanda Jackson v. Michael Rouse, et al. and Audra Smith v. Bandag, Inc., et al.

Bandag has been named as one of numerous defendants in two wrongful death actions brought in the Circuit Court of Warren County, Mississippi: Yolanda Jackson v. Michael Rouse, et al. and Audra Smith v. Bandag, Inc., et al. These cases arise from an explosion or fire which occurred on May 17, 2002, at a rubber recycling plant in Mississippi, operated by Rouse Rubber Co., killing five employees and seriously injuring at least seven others. So far, Bandag is named in only two of about six pending cases. The plaintiffs claim that a rubber recycling machine was dangerously designed or maintained, causing the explosion.

These cases were only recently filed and no investigation or discovery has been undertaken. Bandag is not aware that its employees had any involvement in designing, inspecting, installing or repairing the equipment that failed. Plaintiffs allege that Bandag may be passively liable as a "joint venturer" with the employer, Rouse Rubber Co., an allegation which Bandag believes is without any basis.

The Jackson case does not specify the amount of damages claimed; the Smith case claims compensatory damages of $40 million and punitive damages of $25 million. However, it is unclear from the pleadings whether the plaintiffs seek punitive damages against all defendants, including Bandag, or only from certain defendants, not including Bandag. Bandag considers the claims against it to be baseless and intends to vigorously defend itself against them.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

Information concerning cash dividends declared and market prices of the Company's Common Stock and Class A Common Stock for the last three fiscal years is as follows:

                                      2002          % Change           2001         % Change            2000
                                      ----          --------           ----         --------            -----
Dividends Declared Per Share
  First Quarter                        $ 0.315                          $ 0.305                          $ 0.295
  Second Quarter                         0.315                            0.305                            0.295
  Third Quarter                          0.315                            0.305                            0.295
  Fourth Quarter                         0.320                            0.315                            0.305
                                   ------------                     ------------                     ------------
Total Year                             $ 1.265      2.8                 $ 1.230      3.4                 $ 1.190

Stock Price Comparison(1)                  Low     High                     Low     High                     Low       High
                                           ---     ----                     ---     ----                     ---       ----
Common Stock
  First Quarter                         $33.05  -  39.15                 $26.30  -  46.75                 $21.88  -  26.25
  Second Quarter                         27.80  -  39.98                  25.70  -  31.00                  22.25  -  30.25
  Third Quarter                          26.00  -  36.25                  25.01  -  32.90                  24.06  -  35.94
  Fourth Quarter                         28.12  -  42.01                  25.71  -  35.60                  33.50  -  42.63
  Year-end Closing Price                           38.68                            34.76                            40.56
Class A Common Stock
  First Quarter                         $27.90  -  33.40                 $20.90  -  38.69                 $19.75  -  24.13
  Second Quarter                         24.95  -  34.21                  21.60  -  24.85                  20.75  -  25.88
  Third Quarter                          23.00  -  31.10                  22.70  -  28.02                  22.38  -  29.50
  Fourth Quarter                         24.75  -  36.98                  22.30  -  30.04                  27.00  -  35.75
  Year-end Closing Price                           34.59                            30.00                            33.50

(1)  High and low composite prices in trading on the New York and Chicago Stock Exchanges (ticker symbol BDG for Common
     Stock and BDGA for Class A Common Stock).


The approximate number of record holders of the Company's Common Stock as of February 28, 2003, was 1,819, the number of holders of Class A Common Stock was 1,017 and the number of holders of Class B Common Stock was 196. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth certain Selected Financial Data for the periods and as of the dates indicated:

                                                     2002           2001           2000            1999          1998
                                                ---------------------------------------------------------------------------
(In thousands, except per share data)
Net sales(1)                                         $900,503       $949,332        $973,938     $1,008,908    $1,051,224
Earnings before cumulative effect of
   Accounting change(2)(3)                             50,053         43,832          60,333         52,330        59,319
                                                ---------------------------------------------------------------------------

Total Assets(4)                                      $617,827       $728,412        $720,998       $727,292      $759,099
Long-term debt and other obligations                   45,373         50,359         111,510        115,945       113,073
Earnings per share before cumulative
   effect of accounting change
    Basic                                               $2.53          $2.13           $2.92          $2.41         $2.64
    Diluted                                             $2.52          $2.12           $2.90          $2.40         $2.63
Dividends Declared Per Share                           $1.265         $1.230          $1.190         $1.150        $1.110

(1)  Net sales reflect a reduction of $15,536, $22,121, $3,757, and $8,445, in 2001, 2000, 1999 and 1998, respectively, to reflect the adoption of EITF 01-09. Refer to Note 1 of the consolidated financial statements for further details.
(2)  In 2001, includes charges of $3,400 pre-tax, $2,040 after-tax, related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs. In 1999, includes charges of $13,500 pre-tax, $7,671 after-tax, related to costs associated with the closure of a domestic manufacturing facility and other related actions. In 1998, includes charges of $4,205 pre-tax, $1,174 after-tax, related to costs associated with the closure of foreign manufacturing facilities and other related actions.
(3)  Includes goodwill amortization of $7,952, $7,848, $7,604, and $7,567 in 2001, 2000, 1999 and 1998, respectively.
     Goodwill amortization was discontinued in 2002 due to the adoption of SFAS 142.
(4)  The decrease in total assets in 2002 is primarily due to the $47,260 charge reported as a cumulative effect of accounting change, resulting from the adoption of SFAS No. 142. Refer to Note 8 of the consolidated financial statements for further details.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

General
Results include the Company's two reportable operating segments - its Traditional Business and Tire Distribution Systems, Inc. (TDS).

During the first quarter of 2002, the Company acquired the assets of Open Road Technologies, Inc., the supplier of RoadWare(TM) retread shop management software, which contributed sales of approximately $6,200,000 in 2002.

Also, during the third and fourth quarters of 2002, the Company's TDS segment sold or closed nine retread plants and eighteen commercial and retail outlets which contributed $34,000,000 and $42,000,000 to net sales and $3,900,000 and $2,500,000 of losses to earnings before taxes and cumulative effect of accounting change, for the years ended December 31, 2002 and 2001, respectively. For additional information concerning sales and proposed sales of additional TDS locations, see Note 19 of the consolidated financial statements.

Consolidated net sales in 2002 decreased $48,829,000 or 5% from 2001. This included a decrease of $23,039,000 or 4% in the Traditional Business. The decrease in Traditional Business net sales primarily resulted from a 1% decline in retread material unit volume, a 27% decrease in equipment sales from 2001 and an increase of approximately $5,200,000 related to dealer marketing programs classified as a reduction of sales. In addition, Traditional Business revenues were approximately 2% lower due to the lower translated value of the Company's foreign-currency-denominated sales, particularly the Brazilian real and South African rand. TDS sales decreased $33,843,000 or 8% from 2001, primarily as a result of the negative impact of the declining economy and the loss of several significant customers, most notably the bankruptcy of Consolidated Freightways. The Company's seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

Consolidated gross profit margin for 2002 increased by 1.9 percentage points from 2001. Gross profit margin for the Traditional Business (which includes sales to TDS) and TDS increased by 2.5 and 0.7 percentage points, respectively, from 2001. Consolidated and Traditional Business gross profit margins were positively impacted by $3,800,000 due to decreased LIFO inventory levels, which was partially offset by restructuring charges in Europe of $3,000,000.

Consolidated operating and other expenses decreased $10,264,000 or 4% from 2001. Excluding the effects of $8,905,000 of goodwill amortization in 2001, consolidated operating and other expenses decreased $1,359,000 or 1% from 2001. Traditional Business operating and other expenses in 2002 decreased $3,752,000 or 2% from 2001. The decrease in consolidated operating and other expenses primarily resulted from decreased litigation expenses, which were significantly offset by lower pension income, $2,500,000 in expense related to converting SystemBandag users to the RoadWare(TM) software system and $2,700,000 related to impairment charges recorded against the carrying value of the Company's joint venture in India, and operations in Brazil and Venezuela. As previously announced, the settlement of Bandag's ongoing litigation with Michelin included dismissal of all financial claims against all parties. Therefore, no further expense related to this litigation is anticipated. Expenses related to the Michelin litigation in 2002 were $10,700,000, as compared to $18,300,000 in 2001.

Consolidated earnings before income taxes and cumulative effect of accounting change increased $5,013,000 or 8% from 2001. Consolidated net earnings in 2002 were $2,793,000, or $0.14 per diluted share. This includes a charge of $47,260,000 (net of income tax benefit of $3,704,000), reported as a cumulative effect of accounting change, or $2.38 per diluted share, resulting from the adoption of SFAS No. 142 as of January 1, 2002. Earnings in 2002 were $50,053,000 before the cumulative effect of accounting change, or $2.52 per diluted share which was a 14% increase from the prior year amount of $43,832,000, or $2.12 per diluted share. However, excluding the effects of goodwill amortization and the cumulative effect of accounting change, consolidated net earnings were $50,053,000, or $2.52 per diluted share, as compared to $51,784,000, or $2.50 per diluted share, in 2001.

Repurchases of 418,371 shares of Bandag Class A Common Stock and 1,114,746 shares of Bandag Class B Common Stock during 2002 had a favorable impact on diluted earnings per share of $0.08.

Traditional Business
The Company's Traditional Business operations located in the United States and Canada, together with Tire Management Solutions, Inc. (TMS) and Quality Design Systems, Inc. (QDS), are integrated and managed as one unit, which is referred to internally as North America. North America sells to independent dealers as well as to TDS and other subsidiaries. Sales to TDS and other subsidiaries are eliminated in consolidation. Sales of $49,841,000 of retread products to TDS accounted for 13% of North America's total retread products sold in 2002, compared to $54,594,000 or 14% in 2001. Total retread products sold in North America in 2002 were $4,149,000 or 1% below 2001 sales. Retread product sales to TDS declined 9% in 2002 compared to 2001, while sales of retread products to independent dealers increased 1%. The increase in retread product sales to independent dealers is primarily due to a 1% increase in retread material unit volume. Equipment sales to independent dealers in 2002, which totaled $17,968,000, decreased 23% as compared to 2001, and equipment sales to TDS in 2002, which totaled $1,858,000, decreased 65% as compared to 2001. Equipment sales typically vary depending on the signing of new franchisees and new product innovations. North America other net sales increased $6,552,000 or 26% in 2002 as compared to 2001, primarily as a result of the acquisition of Open Road Technologies. Total North America net sales increased $3,162,000 or 1% in 2002 as compared to 2001. A decrease in average raw material costs, coupled with a decrease in depreciation expense, decreased LIFO inventory levels and a decrease in equipment sales, which carry lower gross margins than retread products, and increased production efficiency in the United States and Canada, primarily resulted in a 3.1 and 3.5 percentage point increase in North America's gross margin for 2002 on sales to independent dealers and total sales, respectively, as compared to 2001. North American operating expenses in 2002 were $5,600,000 or 6% higher than 2001 expenses primarily due to lower pension income and approximately $2,500,000 in expense related to converting SystemBandag users to the RoadWare(TM) software system. Higher sales and gross profit was partially offset by higher operating and other expenses, resulting in an increase of $5,221,000 or 6% in earnings before income taxes and cumulative effect of accounting change in 2002 as compared to 2001.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe declined $5,297,000 or 7% from 2001, primarily due to a retread material unit volume decrease of 8%. Gross profit margin decreased 4.8 percentage points from 2001 primarily due to approximately $3,000,000 of restructuring charges recorded in 2002, partially offset by $1,400,000 of reduced cost of sales due to decreased LIFO inventory levels. Operating and other expenses decreased $1,185,000 or 5% from 2001 primarily due to lower personnel-related costs and net foreign exchange losses in 2001 that did not recur partially offset by approximately $500,000 of restructuring charges recorded in 2002. Primarily as a result of lower sales and gross margin, Europe recorded a loss before income taxes and cumulative effect of accounting change of $1,511,000 in 2002 as compared to income before income taxes and cumulative effect of accounting change of $2,464,000 in 2001.

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International. International net sales decreased $12,723,000 or 13% from 2001 as a result of a 5% decrease in retread material unit volume, which is primarily a result of the region's economic downturn, particularly in Argentina, Brazil and Venezuela, which depressed market activity throughout that region. The spread between the net sales decrease and the retread material unit volume decrease is primarily due to the lower translated value of the Brazilian real and South African rand. Gross profit margin increased 1.6 percentage points from 2001. Operating and other expenses decreased $187,000 or 1% from 2001. Operating and other expenses were positively impacted by net foreign exchange gains and the lower translated value of the Brazilian real and South African rand, and negatively impacted by the $2,700,000 impairment charge recorded against the carrying value of the Company's joint venture in India and operations in Brazil and Venezuela. Primarily as a result of the reduction in sales and the impairment charge, earnings before income taxes and cumulative effect of accounting change decreased $2,828,000 or 24% from 2001.

Tire Distribution Systems, Inc.
During the third and fourth quarters of 2002, TDS sold or closed nine retread plants and 18 commercial and retail outlets which contributed $34,000,000 and $42,000,000 to net sales and $3,900,000 and $2,500,000 of losses to earnings before taxes and cumulative effect of accounting change, for the years ended December 31, 2002 and 2001, respectively. TDS net sales decreased $33,971,000 or 9% from 2001, due largely to soft market conditions and the loss of several significant customers, most notably the bankruptcy of Consolidated Freightways during 2002. TDS gross margin increased 0.7 percentage points from 2001. Operating expenses of $95,017,000, as a percent of net sales, were 3.0 percentage points higher than 2001, principally due to increases in employee health insurance, workers' compensation and legal expenses. Primarily as a result of lower sales volume and higher operating expenses, TDS recorded a loss before income taxes and cumulative effect of accounting change of $11,382,000 in 2002, which compares to a loss before income taxes of $11,099,000 in 2001, or a loss before income taxes of $2,828,000 excluding goodwill amortization. For additional information concerning sales and proposed sales of additional TDS locations, see Note 19 of the consolidated financial statements.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

General
Results include the Company's two reportable operating segments - its Traditional Business and TDS. The comparability of operating results between years is affected by TDS's acquisition of tire dealerships in the year 2000, the acquisition of QDS in 2000 and by certain non-recurring items.

Consolidated net sales in 2001 decreased $24,606,000 or 3% from 2000. This included a decrease of $21,805,000 or 3% in the Traditional Business. Traditional Business net sales experienced a 6% decline in retread material unit volume from 2000. In addition, Traditional Business revenues were approximately 3 percentage points lower due to the lower translated value of the Company's foreign-currency-denominated sales, particularly the euro, Brazilian real and South African rand. However, the lower sales volume and negative translation effect were partially offset by an April price increase in the United States, price increases at foreign subsidiaries, and an increase in equipment sales. While consolidated tread volume was down, the Company's tread volume trend showed improvement in North America. However, there continues to be weakness in the European and Latin American markets. TDS net sales for 2001 were even with 2000. The Company's seasonal sales pattern, which is tied to trucking activity, was similar to previous years with the third and fourth quarters being the strongest.

Consolidated gross profit margin for 2001 increased by 0.3 percentage points from 2000. Gross profit margin for the Traditional Business increased by 1.3 percentage points from 2000, while the gross profit margin for TDS decreased 1.3 percentage points from 2000.

Earnings in 2001 include the effect of non-recurring charges of $3,400,000 pre-tax, $2,040,000 after-tax, or $.10 per diluted share. Refer to Note 2 of the consolidated financial statements for further details. Consolidated operating and other expenses in 2001 increased $28,271,000 or 11% from 2000, but increased $24,871,000 or 10% excluding the non-recurring charges in 2001. Traditional Business operating and other expenses in 2001 increased $25,700,000 or 17% from 2000. The increase in operating and other expenses primarily resulted from increased expenses in connection with the previously disclosed Michelin litigation along with the non-recurring charges in 2001. Expenses for the Michelin litigation in 2001 were $18,300,000 on a pre-tax basis. Net earnings in 2001 decreased $16,501,000 or 27% from 2000 primarily due to lower sales volume, increased operating expenses due to the non-recurring charges and Michelin litigation, partially offset by a lower effective tax rate due to audit settlements and an evaluation of the adequacy of prior year accruals.

Diluted earnings per share for 2001 were $2.12, down from diluted earnings per share of $2.90 in 2000. Earnings in 2001 benefited by approximately $4,100,000, or $.20 per diluted share, from a lower effective tax rate, resulting from beneficial audit settlements and favorable adjustments from an evaluation of the adequacy of prior year accruals. Earnings in 2001 include the effect of non-recurring charges of $3,400,000 pre-tax, $2,040,000, net of tax benefits, or $.10 per diluted share. The net non-recurring charges were related to the closure of a North American tread rubber manufacturing facility and a provision for post-retirement health care costs, offset by a benefit for the reduction of other accrued expenses due to the resolution of a tax audit settlement and prior year tax accrual changes. Refer to Note 2 of the consolidated financial statements for discussion of the non-recurring charges.

Traditional Business
The Company's Traditional Business operations located in the United States and Canada, together with TMS and QDS, are integrated and managed as one unit, which is referred to internally as North America. Excluding sales to TDS, net sales in North America were $9,701,000 or 3% above 2000 net sales. Net sales were unfavorably impacted by a 3% decline in retread material unit volume, which was offset by an April price increase in the United States and Canada and an increase in equipment sales. An increase in average raw material costs in the United States and Canada was offset by April price increases, resulting in a 2.1 percentage point increase in North America's gross profit margin from 2000. Exclusive of the $3,400,000 of non-recurring charges recorded in 2001, North American operating expenses in 2001 decreased $4,400,000 or 5% from 2000. Higher sales and gross profit margin resulted in an increase of $1,941,000 or 2% in earnings before income taxes for 2001.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe declined $14,035,000 or 16% from 2000 on a 14% retread material unit volume decrease. The spread between the net sales decrease and the retread material unit volume decrease is due to the lower translated value of the euro. Gross profit margin decreased 2.7 percentage points from 2000 primarily due to higher raw material costs. Operating expenses decreased $947,000 or 4% from 2000 due to the lower translated value of the euro, lower marketing program costs and lower personnel-related costs. Primarily as a result of lower sales and gross profit margin, earnings before income taxes decreased $9,005,000 or 79% from 2000.

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, New Zealand, Indonesia and Malaysia and a licensee in Australia, are combined under one management group referred to internally as International. International net sales decreased $20,094,000 or 17% from 2000, as a result of a 10% decrease in retread material unit volume. The spread between the net sales decrease and the retread material unit volume decrease is primarily due to the lower translated value of the Brazilian real and South African rand, partially offset by price increases. The gross profit margin remained even with 2000. Operating expenses decreased $2,739,000 or 10% from 2000 primarily due to the lower translated value of the Brazilian real along with cost control measures. Primarily as a result of the reduction in sales, earnings before income taxes were $5,641,000 or 32% below 2000.

Tire Distribution Systems, Inc.
TDS net sales remained even with 2000; however, the gross profit margin decreased by 1.3 percentage points from 2000. Price increases were unable to fully offset higher product costs, and lower volume reduced manufacturing absorption and dealer rebates, resulting in a 1.3 percentage point decrease in gross profit margin from 2000. The gross profit margin was also impacted by the lower ratio of retreads to new tires sold during the year. Retreads typically experience higher gross profit margins relative to new tires. Operating expenses of $92,017,000, as a percent of net sales, were 2.8 percentage points higher than 2000. Primarily as a result of the lower gross profit margin and increased operating expenses, TDS recorded a loss before interest and taxes of $11,099,000 compared to a loss before interest and taxes of $2,472,000 in 2000.

Impact of Inflation and Changing Prices
It has generally been the Company's practice to adjust its selling prices and sales allowances to reflect changes in production and raw material costs in order to maintain its gross profit margin. During the year, the Company adjusted selling prices in some foreign locations to soften the impact of higher raw material costs caused by the increase in oil prices. The Company adjusted selling prices in the United States and Canada effective January 1, 2003. The Company may continue to adjust prices if raw material costs rise further. The ability of the Company to raise prices does not eliminate its exposure to pricing risks on its fleet contract business due to the terms of the agreements.

Replacement of fixed assets requires a greater investment than the original asset cost due to the impact of general price level increases over the useful lives of plant and equipment. This increased capital investment would result in higher depreciation charges affecting both inventories and cost of products sold.

Capital Resources and Liquidity
At the end of 2002, current assets exceeded current liabilities by $268,221,000. Cash and cash equivalents totaled $129,412,000 at December 31, 2002, decreasing by $16,213,000 during the year. The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments. These investments increased by $4,867,000 from 2001.

The only changes in working capital requirements are for normal business growth. The Company funds its capital expenditures from the cash flow it generates from operations. During 2002, the Company spent $17,938,000 for capital expenditures. The Company believes that spending in the current year is representative of future capital spending needs.

As of December 31, 2002, the Company had available uncommitted and committed lines of credit totaling $64,000,000 in the United States for working capital purposes. Also, the Company's foreign subsidiaries had approximately $24,786,000 in credit and overdraft facilities available to them. From time to time during 2002, the Company borrowed funds to supplement operational cash flow needs or to settle intercompany transactions. The Company's long-term liabilities totaled $45,373,000 at December 31, 2002, which is approximately 10% of the combined total of long-term liabilities and shareholders' equity; this is a decrease of $4,986,000 from December 31, 2001.

During the year, the Company paid $67,979,000 on short-term notes payable and long-term obligations compared to $7,396,000 in 2001.

Cash dividends totaled $25,550,000 in 2002 compared to $25,157,000 in 2001.

On June 19, 2002, the Company purchased 1,114,746 shares of Bandag Class B Common Stock and 418,371 shares of Bandag Class A Common Stock from Lucille A. Carver, widow of the Company's founder. The shares were purchased at a per share price of $27.04 and $24.00 for the Class B Common Stock and Class A Common Stock, respectively, which was equal to the composite closing prices of Bandag's Common Stock (in the case of the Class B Common Stock) and Class A Common Stock on the New York Stock Exchange at the close of business on June 18, 2002, less a discount of 3.5% per share in the case of the Class B Common Stock and 4.0% per share for the Class A Common Stock. The cost of the purchase totaled approximately $40,184,000. During the year, the Company purchased an additional 4,650 shares of its outstanding Common Stock and Class A Common Stock for $150,000 at prevailing market prices. The Company generally funds its dividends and stock repurchases from the cash flow generated from its operations.

Contractual Obligations and Commercial Commitments
Following is a summary of the Company's commitments as of December 31, 2002 (in thousands):

                                                                      Payments Due by Period
                                              -----------------------------------------------------------------------
Contractual Obligations                              Total         2003     2004-2005      2006-2007     After 2007
                                              -----------------------------------------------------------------------
Long-term debt                                     $28,571       $5,714       $11,428        $11,429        $     -
Operating leases                                    60,024       10,831        16,476          9,780         22,937
Purchase commitments                                 1,120          896           224              -              -
Other liabilities                                   24,508        1,992         4,148          7,053         11,315
                                              -----------------------------------------------------------------------
Total contractual obligations                     $114,223      $19,433       $32,276        $28,262        $34,252
                                              =======================================================================

                                                                             Amount of Commitments
                                                   Total                     Expiration Per Period
                                                  Amounts   ---------------------------------------------------------
Other Commercial Commitments                     Committed        2003      2004-2005      2006-2007     After 2007
                                              -----------------------------------------------------------------------
Standby Letters of Credit                          $18,262      $18,262      $      -       $      -      $       -

Other liabilities consist primarily of a postretirement medical liability and notes financed for dealers. Standby letters of credit are provided to the Company's insurance administrators to cover costs associated with self insurance liabilities.

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

Foreign Currency Exposure
-------------------------
Foreign currency exposures arising from cash flow transactions include firm commitments and anticipatory transactions. Translation exposure is also part of the overall foreign exchange risk. The Company's exposure to foreign currency risks exists primarily with the Brazilian real, Canadian dollar, Mexican peso, Japanese yen and European Union euro. The Company regularly enters into foreign currency contracts primarily using foreign exchange forward contracts and options to manage the foreign currency risks associated with most of its firm commitment exposures. The Company also employs foreign exchange forward contracts as well as option contracts to manage the foreign currency risks associated with approximately 40% - 60% of its anticipated future cash flow transactions within the coming twelve months. The notional amount of these contracts at December 31, 2002 and 2001 were $6,599,000 and $14,250,000, respectively. The Company also limits its exposure to foreign currency fluctuations by entering into offsetting asset or liability positions and by establishing and monitoring limits on unmatched positions. The Company's pre-tax earnings from foreign subsidiaries and affiliates translated into U.S. dollars using a weighted-average exchange rate was $10,702,000 and $10,346,000 for the years ending December 31, 2002 and 2001, respectively. On that basis, the potential loss in the value of the Company's pre-tax earnings from foreign subsidiaries resulting from a hypothetical 10% adverse change in foreign currency exchange rates would have been $959,000 in 2002 and $920,000 in 2001.

Interest Rate Exposure
----------------------
In order to mitigate the impact of fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long-term basis. At December 31, 2002 and 2001, the Company had outstanding debt of $28,571,000 and $94,286,000, respectively. At December 31, 2002 and 2001, the fair value of the Company's debt was $30,383,000 and $96,256,000, respectively. In addition, at December 31, 2002 and 2001, the fair value of securities held for investment was $62,742,000 and $113,596,000, respectively. The fair value of the Company's total long-term debt and its securities held for investment would not be materially affected by a hypothetical 10% adverse change in interest rates. Therefore, the effects of interest rate changes on the fair value of the Company's financial instruments are limited. Securities held for investment primarily consist of obligations of states and political subdivisions, of a short-term nature.

Commodities Exposure
--------------------
Due to the nature of its business, the Company procures almost all of its synthetic rubber, which is the predominant raw material used in manufacturing tire tread, at quarterly fixed rates using contracts with the Company's main suppliers. Generally, the Company adjusts its selling prices and sales allowances to reflect significant changes in commodity costs. During the year, the Company adjusted selling prices in some foreign subsidiaries to soften the impact of higher oil prices on commodity costs. Therefore, the Company's exposure is limited to the extent selling price adjustments fail to offset increases in commodity costs. The ability of the Company to raise prices does not eliminate its exposure to pricing risks on its fleet contract business due to the terms of the agreements.

Critical Accounting Policies
Bandag's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of the accounting policies that currently affect its financial condition and results of operations. The Company's senior management has discussed the development and selection of critical accounting estimates and related management's discussion and analysis disclosures with the audit committee of the board of directors.

Accounts Receivable
-------------------
Bandag's global credit policies are corporately determined and managed through business unit credit and financial management departments to insure compliance with local laws and to effect proper credit and collections at the country level.

A significant percentage of the Company's global accounts receivable are obligations of franchisees. The majority of these accounts receivable are extended within North America. However, Bandag competes in the global marketplace and credit is extended outside of the United States. Bandag continuously monitors political, social and economic risks to insure sound credit decisions are made within these foreign markets.

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

Deferred Taxes
--------------
At December 31, 2002, the Company had net deferred tax assets of $41,237,000. This balance consists of approximately $49,043,000 of net deferred tax assets primarily related to the timing of income and deductions for tax versus books, and $6,306,000 of net deferred tax liabilities primarily related to the unremitted earnings of foreign subsidiaries and a valuation allowance on certain deferred tax assets of $1,500,000. Deferred taxes on the unremitted earnings of foreign subsidiaries is provided under the assumption that all profits of the foreign subsidiaries will be repatriated to the United States and all foreign taxes paid will be available to offset United States taxes. In addition, any deferred tax assets from a foreign jurisdiction are reviewed annually to determine the probability of realizing the asset based on a facts and circumstances approach. If it is determined unlikely that the asset will be fully realized in the future, a valuation allowance is established against the asset. Refer to Note 11 of the consolidated financial statements for further details.

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

Under the DMR Program, the Company provides financial assistance in the form of DMR promissory notes from the dealer to Bandag. The proceeds from the promissory notes can only be used by the dealer toward the acquisition of equipment (including equipment sold by the Company), service vehicles, facility expansions and other items aligned with Company goals. The notes, with interest, have a term of up to five years. However, if the dealer purchases a specified amount of tread rubber each year during the term of the agreement, then the Company forgives either part or all of the principal and interest. The Company records a reduction in sales for the costs of the program as financial assistance is provided. The balance of the DMR reserve at December 31, 2002, 2001 and 2000 was $18,927,000, $14,716,000 and $20,816,000, respectively. In 2002, 2001 and 2000,
DMR costs of $8,628,000, $5,376,000 and $15,164,000, respectively, were recorded as a reduction of sales.

The PowerPlus program allows a dealer to earn PowerPlus credits to fund certain of its equipment or other purchases. The Company establishes the qualifying purchases and the dollar amount for each pound of qualified tread rubber purchases and records dealer credits at the time of sale as a reduction of gross sales. Bandag may change or eliminate the per pound credit, or modify or discontinue the PowerPlus program, at any time in its sole discretion. This fund can accumulate until the dealer has earned all or part of the payment for new Bandag equipment or other approved purchases. In 2002, 2001, and 2000, the Company recorded $30,440,000, $30,998,000, and $35,385,000, respectively, as a reduction of sales for the PowerPlus program.

Outsourcing Agreement
---------------------
In connection with a tire management outsourcing agreement entered into by TMS, the Company is providing tire management services to a customer. The substance of the outsourcing agreement, as more fully described below, is that the Company will provide complete maintenance of the customer's tire and wheel assets over the term of the agreement and provide a full range of services to maintain the assets. These services include replacing and repairing tires and wheels, as well as other tire related services. The Company entered into this agreement because fleets were experiencing narrowing margins and expanding needs, including the need for suppliers (such as the Company) to provide services, such as outsourcing services, as well as products. The Company recognizes revenue for these outsourcing services on a per mile basis based on the number of tire miles traveled by the customer's truck fleet in the month of usage.

Over the term of the agreement, the Company estimates that approximately 75% of the revenue will be realized through cash payments and the balance will be realized by recording an incrementally increasing ownership percentage in the customer's tire assets. The Company agreed to accept the non-cash consideration as partial payment for its services as a result of the negotiating process between the Company and the customer, its longstanding relationship with the customer and the anticipated return on the contract, including the non-cash consideration received. The tire and wheel assets are classified as other assets. In 2002, 2001, and 2000, these non-current assets amounted to $26,803,000, $22,855,000 and $16,895,000, respectively. The Company does not record depreciation on the tire and wheel assets; rather, the Company incurs direct expenses related to the efforts of maintaining the tires at the mutually agreed upon specifications. These amounts are expensed as incurred and approximate the amount that would otherwise be recorded as depreciation expense.

Quarterly, the Company evaluates the carrying value of the tire and wheel assets for impairment and adjusts the carrying value as required. Upon termination of the agreement, the tire and wheel assets will either be repurchased by the customer or a third party at a contractually agreed upon price, which the Company believes will approximate their carrying value, or will remain the property of the Company. There could be a material difference between the carrying value and the realizable value should the tire and wheel assets not be repurchased by the customer, or a third party. However, the Company has determined the probability that the customer, or a third party, will not repurchase the tire and wheel assets to be highly unlikely based upon the facts and conditions surrounding the contract with this customer.

National Account Business
-------------------------
The Company enters into contracts to supply retreaded tires and other tire-related services through its network of franchised dealers to large national and regional customers in the North American trucking and transportation industry. These agreements are commonly referred to as National Accounts both within the Company and throughout the tire industry. Bandag actively pursues National Account business through its fleet sales force in North America. The National Account fleet business accounted for 29%, 28%, and 26%, of tread rubber pounds sold in North America for 2002, 2001, and 2000, respectively. The continued consolidation in the trucking and transportation industry and increasing competition from other retread suppliers has continued to place pressure on the price of finished retread tires. These pressures on the National Account business have precipitated the need for the Company to provide various forms of financial assistance to its dealers to continue the supply of retreaded tires and services on these accounts. The Company internally refers to the financial assistance provided to its dealers related to National Account fleet business as fleet subsidy. In 2002, 2001, and 2000, fleet subsidy of $21,315,000, $18,969,000, and $16,528,000, respectively, were recorded as a reduction of sales.

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

An important element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on assets. Historically the Company has assumed that the long-term rate of return on plan assets would be 8.0%. Based on recent realized negative returns and lower projected future equity returns the Company reduced the long-term rate of return assumption to 7.0% as of December 31, 2002. The Company has historically had returns in excess of 7.0%; however the Company has experienced losses in the last three years. Nonetheless, the Company believes the assumption of future returns is reasonable.

Each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments. The discount rate for December 31, 2002 was 6.5%.

For the years ended December 31, 2002 and 2001, the Company recognized consolidated pre-tax pension income of $782,000 and $4,102,000, respectively. Because of the reduction in the long-term rate of return as of December 31, 2002, the Company estimates pension expense will be approximately $4,500,000 for 2003. Refer to Note 15 of the consolidated financial statements for further details.

New Accounting Standards
The Financial Accounting Standards Board (FASB) Emerging Issues Task Force
(EITF) reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products" for periods beginning January 1, 2002. This consensus requires that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor's products or services, and therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. In accordance with EITF 01-09, the Company recorded $15,536,000 and $22,121,000 as a reduction of net sales, $9,145,000 and $9,961,000 as an increase to cost of products sold and $24,681,000 and $32,082,000 as a reduction of engineering, selling administrative and other expenses for the years ended December 31, 2001 and 2000, respectively.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date that a commitment to an exit or disposal plan is made. Examples of costs covered by the statement include lease termination expenses and certain employee severance costs that are associated with a restructuring, discontinuing an operation, a plant closing, or other exit or disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will apply the new standard to any exit or disposal activities beginning after the effective date of the standard.

In November 2002, the FASB issued Interpretation Number (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, and requires guarantors to make significant new disclosures, even if the likelihood of making payments under the guarantees is remote. The initial recognition and measurement provisions of FIN No. 45 are to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The Company will apply the new standard to any guarantees issued or modified after the effective date of the standard.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Operations and Financial Condition," which is incorporated herein by reference.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
                                                                            Page
                                                                            ----

Report of Independent Auditors                                               23

Consolidated Balance Sheets as of December 31, 2002, 2001 and 2000           24

Consolidated Statements of Earnings for the years ended
 December 31, 2002, 2001 and 2000                                            26

Consolidated Statements of Cash Flows for the years ended
 December 31, 2002, 2001 and 2000                                            27

Consolidated Statements of Changes in Shareholders' Equity for the
 years ended December 31, 2002, 2001 and 2000                                28

Notes to Consolidated Financial Statements                                   30

                         Report of Independent Auditors


Shareholders and Board of Directors
Bandag, Incorporated

We have audited the accompanying consolidated balance sheets of Bandag, Incorporated and subsidiaries as of December 31, 2002, 2001, and 2000, and the related consolidated statements of earnings, cash flows and changes in shareholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated and subsidiaries at December 31, 2002, 2001, and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 and Note 8, respectively, to the financial statements, effective January 1, 2002, the Company changed its method of accounting for stock based compensation to conform with FASB Statement No. 148 and its method of accounting for goodwill and other intangible assets to conform with FASB Statement No 142.

/s/ Ernst & Young LLP
Chicago, Illinois

January 24, 2003, except as to Note 19 as to which the date is March 19, 2003.

                                                  Bandag, Incorporated
                                               Consolidated Balance Sheets

                                                                                                December 31
In thousands                                                                        2002            2001            2000
                                                                                 -----------     -----------     -----------
Assets
Current Assets
  Cash and cash equivalents                                                        $129,412        $145,625         $86,008
  Investments - Note 6                                                               14,261           9,394           7,377
  Accounts receivable, less allowance
    (2002 - $13,644; 2001 - $15,206; 2000 - $15,810)                                154,484         174,298         183,552
  Inventories:
    Finished products                                                                56,782          74,667          84,156
    Material and work in process                                                     12,935          15,128          17,484
                                                                                 -----------     -----------     -----------
                                                                                     69,717          89,795         101,640
  Deferred income tax assets - Note 11                                               38,338          34,325          44,972
  Prepaid expenses and other current assets                                           9,870           6,327          10,079
                                                                                 -----------     -----------     -----------
      Total Current Assets                                                          416,082         459,764         433,628

Property, Plant and Equipment, on the basis of cost:
  Land                                                                               10,947          11,751          12,260
  Buildings and improvements                                                        117,655         119,446         118,869
  Machinery and equipment                                                           357,478         363,566         363,983
  Construction and equipment installation in progress                                 2,807           6,846           7,695
                                                                                 -----------     -----------     -----------
                                                                                    488,887         501,609         502,807
  Less allowances for depreciation and amortization                                (354,214)       (343,601)       (325,651)
                                                                                 -----------     -----------     -----------
                                                                                    134,673         158,008         177,156
Goodwill, less accumulated amortization
  (2001 - $37,298; 2000 - $28,393)                                                        -          50,964          60,893
Intangible assets, less accumulated amortization
  (2002 - $7,906; 2001 - $6,781; 2000 - $5,670)                                       3,891             315           1,426
Deferred income tax asset - Note 11                                                   2,899               -               -
Other assets                                                                         60,282          59,361          47,895
                                                                                 -----------     -----------     -----------
      Total Assets                                                                 $617,827        $728,412        $720,998
                                                                                 ===========     ===========     ===========

See notes to consolidated financial statements.


                                                  Bandag, Incorporated
                                        Consolidated Balance Sheets (continued)

                                                                                                December 31
In thousands                                                                        2002            2001            2000
                                                                                 -----------     -----------     -----------
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                                                                  $26,813         $22,153          18,294
  Accrued employee compensation and benefits                                         31,834          25,311          26,555
  Accrued marketing expenses                                                         29,045          26,396          29,630
  Other accrued expenses                                                             26,451          23,777          30,457
  Dividends payable                                                                   6,129           6,502           6,272
  Income taxes payable                                                               19,883          14,947          13,037
  Short-term notes payable and current portion of other obligations                   7,706          67,391           8,592
                                                                                 -----------     -----------     -----------
    Total Current Liabilities                                                       147,861         186,477         132,837

Long-term debt and other obligations - Note 7                                        45,373          50,359         111,510
Deferred income tax liabilities                                                           -           2,580           2,494

Shareholders' Equity - Note 14
  Common Stock; $1.00 par value; authorized 21,500,000 shares; issued and outstanding - 9,078,798 shares in 2002; 9,079,093 shares
    in 2001; 9,057,561 shares in 2000                                                 9,079           9,079           9,058
  Class A Common Stock; $1.00 par value; authorized 50,000,000 shares;
    issued and outstanding - 9,150,967 shares in 2002; 9,525,514 shares
    in 2001; 9,465,445 shares in 2000                                                 9,151           9,525           9,465
  Class B Common Stock; $1.00 par value; authorized 8,000,000 shares;
    issued and outstanding - 921,985 shares in 2002; 2,037,370 shares
    in 2001; 2,038,745 shares in 2000                                                   922           2,037           2,039
  Additional paid-in capital                                                         13,034          11,399           8,256
  Retained earnings                                                                 442,251         502,517         484,987
  Foreign currency translation adjustment                                           (49,844)        (45,561)        (39,648)
                                                                                 -----------     -----------     -----------
  Total Shareholders' Equity                                                        424,593         488,996         474,157
                                                                                 -----------     -----------     -----------
    Total Liabilities and Shareholders' Equity                                     $617,827        $728,412        $720,998
                                                                                 ===========     ===========     ===========

See notes to consolidated financial statements.


                                                            Bandag, Incorporated
                                                     Consolidated Statements of Earnings


                                                                                           Year Ended December 31
In thousands, except per share data                                                 2002            2001            2000
                                                                                 -----------     -----------     ------------
Income
  Net sales                                                                        $900,503        $949,332         $973,938
  Other income                                                                       11,450          17,341           17,367
                                                                                 -----------     -----------     ------------
                                                                                    911,953         966,673          991,305

Cost and Expenses
  Cost of products sold                                                             563,689         612,639          631,316
  Engineering, selling, administrative and other expenses                           269,889         276,753          251,882
  Non-recurring charges - Note 2                                                          -           3,400                -
  Interest expense                                                                    6,857           7,376            8,732
                                                                                 -----------     -----------     ------------
                                                                                    840,435         900,168          891,930
    Earnings Before Income Taxes and Cumulative Effect
      of Accounting Change                                                           71,518          66,505           99,375
Income taxes - Note 11                                                               21,465          22,673           39,042
                                                                                 -----------     -----------     ------------
    Earnings Before Cumulative Effect of Accounting Change                           50,053          43,832           60,333
Cumulative effect of accounting change (net of income tax benefit of $3,704)        (47,260)              -                -
                                                                                 -----------     -----------     ------------
    Net Earnings                                                                 $    2,793      $   43,832      $    60,333
                                                                                 ===========     ===========     ============

Net Earnings Per Share - Note 12
  Basic earnings per share
    Earnings before cumulative effect of accounting change                       $     2.53      $     2.13      $      2.92
    Cumulative effect of accounting change                                            (2.39)              -                -
                                                                                 -----------     -----------     ------------
      Net Earnings                                                               $     0.14      $     2.13      $      2.92
                                                                                 ===========     ===========     ============

  Diluted earnings per share
    Earnings before cumulative effect of accounting change                       $     2.52      $     2.12      $      2.90
    Cumulative effect of accounting change                                            (2.38)              -                -
                                                                                 -----------     -----------     ------------
      Net Earnings                                                               $     0.14      $     2.12      $      2.90
                                                                                 ===========     ===========     ============

See notes to consolidated financial statements.



                                                   Bandag, Incorporated
                                           Consolidated Statements of Cash Flows

                                                                                           Year Ended December 31
In thousands                                                                        2002            2001            2000
                                                                                 -----------     -----------     -----------
Operating Activities
  Net earnings                                                                     $  2,793        $ 43,832         $60,333
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Cumulative effect of accounting change                                          50,964               -               -
     Provision for depreciation                                                      31,208          36,139          40,473
     Provision for amortization                                                       1,125          10,016           9,992
     Change in deferred income taxes                                                 (9,239)         11,303             869
     Stock compensation expense, net of forfeitures                                   1,051             (72)            415
     Other                                                                            5,234          (3,848)         (8,688)
  Change in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
     Accounts receivable                                                             20,049          13,953          20,132
     Inventories                                                                     15,797          10,360           8,182
     Prepaid expenses and other accrued expenses                                     (4,136)          2,524             (12)
     Other assets                                                                    (3,964)         (5,960)        (10,374)
     Accounts payable and other accrued expenses                                     15,966          (4,693)        (15,915)
     Income taxes payable                                                             4,499           2,943          (6,132)
                                                                                 -----------     -----------     -----------
Net Cash Provided by Operating Activities                                           131,347         116,497          99,275

Investing Activities
  Additions to property, plant and equipment                                        (17,938)        (25,270)        (26,267)
  Proceeds from dispositions of property, plant and equipment                         3,137           4,221           3,481
  Purchases of investments                                                          (12,263)        (11,416)        (10,795)
  Maturities of investments                                                           8,696           9,149          11,829
  Payments for acquisitions of businesses                                            (1,951)              -          (5,929)
  Proceeds from divestitures of businesses                                            6,604               -               -
                                                                                 -----------     -----------     -----------
Net Cash Used in Investing Activities                                               (13,715)        (23,316)        (27,681)

Financing Activities
  Principal payments on short-term notes payable and long-term obligations          (67,979)         (7,396)           (991)
  Cash dividends                                                                    (25,550)        (25,157)        (24,494)
  Purchases of Common Stock, Class A Common Stock
    and Class B Common Stock                                                        (40,334)           (971)         (7,327)
                                                                                 -----------     -----------     -----------
Net Cash Used in Financing Activities                                              (133,863)        (33,524)        (32,812)

Effect of exchange rate changes on cash and cash equivalents                             18             (40)         (3,407)
                                                                                 -----------     -----------     -----------
  Increase (Decrease) in Cash and Cash Equivalents                                  (16,213)         59,617          35,375
Cash and cash equivalents at beginning of year                                      145,625          86,008          50,633
                                                                                 -----------     -----------     -----------
  Cash and Cash Equivalents at End of Year                                         $129,412        $145,625         $86,008
See notes to consolidated financial statements.                                  ===========     ===========     ===========


           Consolidated Statements of Changes in Shareholders' Equity

                                                                                                             Accumulated
                                                       Class A             Class B                              Other
                                 Common Stock        Common Stock        Common Stock   Additional             Compre-    Compre-
                                    Issued              Issued              Issued
In thousands, except share      and Outstanding    and Outstanding     and Outstanding    Paid-In   Retained   hensive    hensive
data
                                Shares    Amount    Shares   Amount    Shares    Amount   Capital   Earnings    Income     Income
                               ------------------  -----------------   -----------------  -------------------  ---------  ---------
Balance at January 1, 2000     9,088,403  $9,088   9,637,187  $9,637   2,045,251  $2,045   $7,476   $456,247   $(30,418)

Net earnings for the year                                                                             60,333               $60,333

Other comprehensive income,
net of tax - Adjustment
from foreign currency
translation                                                                                                      (9,230)   (9,230)
                                                                                                                          ---------
Comprehensive income for the
year                                                                                                                       $51,103
                                                                                                                          =========
Cash dividends - $1.19 per
share                                                                                                (24,638)

Conversion of Class B Common
Stock to Common Stock -  Note
14                                6,506        6                          (6,506)     (6)

Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 14             (1,535)      (1)     (1,535)     (2)                         (97)

Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 15                    2,582        3       2,582       3                          112

Purchases of Common Stock and
Class A Common Stock            (58,395)     (58)   (192,789)   (193)                        (120)    (6,955)

Stock options exercised under
Non-qualified Stock
Option Plan - Note 14            20,000       20      20,000      20                          885
                               ---------  -------  ---------  ------   ---------  ------  --------  ---------  ---------
Balance at December 31, 2000  9,057,561   $9,058   9,465,445  $9,465   2,038,745  $2,039   $8,256   $484,987   $(39,648)

Net earnings for the year                                                                             43,832               $43,832

Other comprehensive income,
net of tax - Adjustment
from foreign currency
translation                                                                                                      (5,913)    (5,913)
                                                                                                                          ---------
Comprehensive income for the
year                                                                                                                        $37,919
                                                                                                                          =========
Cash dividends - $1.23 per
share                                                                                                (25,387)

Conversion of Class B Common
Stock to Common Stock - Note
14                                1,375        1                          (1,375)     (2)

Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 14             (1,720)      (2)     (1,720)     (2)                        (106)

Class A Common Stock issued
under Stock Award Plan -
Note 14                                               32,186      32                          752

Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan -  Note 15                  20,704       21      25,383      25                        1,540

Purchases of Common Stock and
Class A Common Stock            (18,827)     (19)    (20,225)    (20)                         (17)      (915)

Stock options exercised under
Stock Award Plan - Note 14                             4,445       5                           89

Stock options exercised under
Non-qualified Stock
Option Plan -  Note 14           20,000       20      20,000      20                          885
                               ---------  -------  ---------  ------   ---------  ------  --------  ---------  ---------
Balance at December 31, 2001  9,079,093   $9,079   9,525,514  $9,525   2,037,370  $2,037  $11,399   $502,517   $(45,561)

See notes to consolidated financial statements.


                                   Consolidated Statements of Changes in Shareholders' Equity (continued)



                                                       Class A              Class B                           Accumulated
                                 Common Stock        Common Stock        Common Stock                            Other
In thousands, except share          Issued              Issued              Issued       Additional             Compre-    Compre-
data                            and Outstanding    and Outstanding      and Outstanding    Paid-In   Retained   hensive    hensive
                                Shares    Amount    Shares   Amount     Shares    Amount   Capital   Earnings    Income     Income
                              -------------------  -----------------   ------------------  --------  ---------  ---------  ---------
Balance at December 31, 2001  9,079,093   $9,079   9,525,514  $9,525   2,037,370  $2,037   $11,399   $502,517   $(45,561)

Net earnings for the year                                                                               2,793                $2,793

Other comprehensive income,
net of tax - Adjustment
from foreign currency
translation                                                                                                       (4,283)    (4,283)
                                                                                                                           ---------
Comprehensive income
(loss) for the year                                                                                                         $(1,490)
                                                                                                                            ========
Cash dividends - $1.265 per
share                                                                                                 (25,177)

Conversion of Class B Common
Stock to Common Stock - Note
14                                  639                                     (639)

Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 14             (1,265)      (1)     (1,265)     (1)                          (82)

Class A Common Stock issued
under Stock Award Plan -
Note 14                                                1,782       2                            12

Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 15                    2,454        2       2,454       2                           156

Purchases of Common Stock and
Class A Common Stock &
Class B Common Stock             (2,123)      (1)   (420,898)   (420) (1,114,746) (1,115)     (916)   (37,882)

Stock options exercised under
Stock Award Plan - Note 14                            43,380      43                           894

Stock option expense                                                                         1,571
                              ---------   -------  ---------  ------   ---------  -------  --------  ---------  ---------
Balance at December 31, 2002  9,078,798   $9,079   9,150,967  $9,151     921,985  $  922   $13,034   $442,251   $(49,844)
                              =========   =======  =========  ======   =========  =======  ========  =========  =========


See notes to consolidated financial statements.


                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

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

Accounts Receivable and Allowance for Doubtful Accounts
The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances as well as credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms.

Deferred Taxes:
At December 31, 2002, the Company had net deferred tax assets of $41,237,000. This balance consists of approximately $49,043,000 of net deferred tax assets primarily related to the timing of income and deductions for tax versus books, and $6,306,000 of net deferred tax liabilities related to the unremitted earnings of foreign subsidiaries and a valuation allowance on certain deferred tax assets of $1,500,000. Deferred taxes on the unremitted earnings of foreign subsidiaries is provided under the assumption that all profits of the foreign subsidiaries will be repatriated to the United States and all foreign taxes paid will be available to offset United States taxes. In addition, any deferred tax assets from a foreign jurisdiction are reviewed annually to determine the probability of realizing the asset based on a facts and circumstances approach. If it is determined unlikely that the asset will be fully realized in the future, a valuation allowance is established against the asset. Refer to Note 11 for further details.

Inventories:
Inventories are valued at the lower of cost or market. Approximately 45%, 45%, and 42%, of year-end inventory amounts at December 31, 2002, 2001, and 2000, respectively, were determined by the last in, first out (LIFO) method. The remainder of year-end inventory amounts are determined by the first in, first out method.

The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $17,634,000, $20,328,000, and $22,883,000 at December 31, 2002, 2001, and 2000, respectively.

During 2002, inventory quantities were reduced which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of goods sold approximately $3,800,000 and to increase net earnings $2,700,000.

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements


Property, Plant, and Equipment:
Provisions for depreciation of plant and equipment is computed using straight-line and declining-balance methods, over the following estimated useful lives:

Buildings                                                 5 to 50 years
Building Improvements                                     3 to 40 years
Machinery and Equipment                                   3 to 15 years

Depreciation expense approximated $31,208,000, $36,139,000, and $40,473,000 in 2002, 2001, and 2000, respectively.

Intangible Assets:
Intangible assets, which principally represent software and non-compete agreements, are amortized using the straight-line method over 3 to 5 years. Intangible amortization expense approximated $1,125,000, $1,111,000, and $1,284,000 in 2002, 2001, and 2000, respectively. Amortization expense is estimated to be $950,000 for the years 2003-2006 and $100,000 for 2007.

Outsourcing Agreement:
In connection with a tire management outsourcing agreement entered into by Tire Management Solutions, Inc. (TMS), the Company is providing tire management services to a customer. The substance of the outsourcing agreement, as more fully described below, is that the Company will provide complete maintenance of the customer's tire and wheel assets over the term of the agreement and provide a full range of services to maintain the assets. These services include replacing and repairing tires and wheels, as well as other tire related services. The Company entered into this agreement because fleets were experiencing narrowing margins and expanding needs, including the need for suppliers (such as the Company) to provide services, such as outsourcing services, as well as products. The Company recognizes revenue for these outsourcing services on a per mile basis based on the number of tire miles traveled by the customer's truck fleet in the month of usage.

Over the term of the agreement, the Company estimates that approximately 75% of the revenue will be realized through cash payments and the balance will be realized by recording an incrementally increasing ownership percentage in the customer's tire assets. The Company agreed to accept the non-cash consideration as partial payment for its services as a result of the negotiating process between the Company and the customer, its longstanding relationship with the customer and the anticipated return on the contract, including the non-cash consideration received. The tire and wheel assets are classified as other assets. In 2002, 2001, and 2000, these non-current assets amounted to $26,803,000, $22,855,000 and $16,895,000, respectively. The Company does not record depreciation on the tire and wheel assets; rather, the Company incurs direct expenses related to the efforts of maintaining the tires at the mutually agreed upon specifications. These amounts are expensed as incurred and approximate the amount that would otherwise be recorded as depreciation expense.

Quarterly, the Company evaluates the carrying value of the tire and wheel assets for impairment and adjusts the carrying value as required. Upon termination of the agreement, the tire and wheel assets will either be repurchased by the customer or a third party at a contractually agreed upon price, which the Company believes will approximate their carrying value, or will remain the property of the Company. There could be a material difference between the carrying value and the realizable value should the tire and wheel assets not be repurchased by the customer, or a third party. However, the Company has determined the probability that the customer, or a third party, will not repurchase the tire and wheel assets to be highly unlikely based upon the facts and conditions surrounding the contract with this customer.

Foreign Currency Translation:
Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and items of income and expense are translated at the average exchange rate for the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary and translation adjustments in

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

countries with highly inflationary economies or in which operations are directly and integrally linked to the Company's United States operations are included in income.

Long-Lived Assets:
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles, including goodwill, in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets to fair value if the sum of the expected future cash flows is less than book value.

Research and Development:
Expenditures for research and development, which are expensed as incurred, approximated $8,109,000, $10,225,000, and $9,442,000 in 2002, 2001, and 2000,
respectively.

Advertising:
The Company expenses all advertising costs in the year incurred. Advertising expense was $5,723,000, $7,137,000, and $7,322,000 in 2002, 2001, and 2000,
respectively.

Revenue Recognition:
Sales of tread rubber, equipment, new tires and retread tires and other tire related products are recorded when title and all risk of ownership are transferred to the dealer or customer. Service revenue is recognized upon completion of the service. Revenue related to the Company's tire management outsourcing services is recognized on a per mile basis based on the number of tire miles traveled by the customers' truck fleets in the month of usage. Revenue related to the sale of computer hardware or software is recognized when it has been installed for the customer.

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

Under the DMR Program, the Company provides financial assistance in the form of DMR promissory notes from the dealer to Bandag. The proceeds from the promissory notes can only be used by the dealer toward the acquisition of equipment (including equipment sold by the Company), service vehicles, facility expansions and other items aligned with Company goals. The notes, with interest, have a term of up to five years. However, if the dealer purchases a specified amount of tread rubber each year during the term of the agreement, then the Company forgives either part or all of the principal and interest. The Company records a reduction in sales for the costs of the program as financial assistance is provided. The balance of the DMR reserve at December 31, 2002, 2001 and 2000 was $18,927,000, $14,716,000 and $20,816,000, respectively. In 2002, 2001 and 2000,
DMR costs of $8,628,000, $5,376,000 and $15,164,000, respectively, were recorded as a reduction of sales.

The PowerPlus program allows a dealer to earn PowerPlus credits to fund certain of its equipment or other purchases. The Company establishes the qualifying purchases and the dollar amount for each pound of qualified tread rubber purchases and records dealer credits at the time of sale as a reduction of gross sales. Bandag may change or eliminate the per pound credit, or modify or discontinue the PowerPlus program, at any time in its sole discretion. This fund can accumulate until the dealer has earned all or part of the payment for new Bandag equipment or other approved purchases. In 2002, 2001, and 2000, the Company recorded $30,440,000, $30,998,000, and $35,385,000, respectively, as a reduction of sales for the PowerPlus program.

National Account Business:
The Company enters into contracts to supply retreaded tires and other tire-related services through its network of franchised dealers to large national and regional customers in the North American trucking and transportation

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

industry. Pressures on the National Account business have precipitated the need for the Company to provide various forms of financial assistance to its dealers to continue the supply of retreaded tires and services on these accounts. In 2002, 2001, and 2000, fleet subsidy expenses of $21,315,000, $18,969,000, and
$16,528,000, respectively, were recorded as a reduction of sales.

Derivative Instruments and Hedging Activities:
The Company recognizes all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

The Company primarily uses foreign currency forward exchange contracts and foreign currency option contracts to reduce its exposure to foreign currency risk from its forecasted revenue denominated in foreign currencies. When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency revenue is offset by gains in the value of the forward contract. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. The Company does not actively trade such instruments, nor does it enter into such agreements for speculative purposes.

The fair value of the derivative instruments, a liability of $347,000 and an asset of $185,000 at December 31, 2002 and 2001, respectively, is classified with other current assets on the balance sheet and, because the Company has not designated these instruments as accounting hedges, changes in the fair values of these instruments are reflected in current income.

At December 31, 2000, the Company had foreign currency forward exchange contracts and foreign currency option contracts with contract values of approximately $3,055,000, which became due at various amounts and various dates during 2001. The fair value of the contracts, in the aggregate, was insignificant at December 31, 2000.

Accounting for Stock-Based Compensation:
In 1999, the Company's Board of Directors adopted the Bandag, Incorporated Stock Award Plan, which is described more fully in Note 14. Prior to 2002, the Company accounted for the plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures" (the Statement). Under the modified prospective method of adoption selected by the Company under the provisions of the Statement, compensation cost of $1,572,000 recognized in 2002 is the same as that which would have been recognized had the recognition provisions of the Statement been applied from its original effective date in 1994. Results for prior years have not been restated.

A summary of the status of the Company's option activity under the Bandag, Incorporated Stock Award Plan is presented below:

                                                                  Weighted-
                                                Class A            Average
                                                 Common            Exercise
                                                 Shares             Price
                                             ---------------    ---------------

Outstanding, January 1, 2000                         60,200             $33.88
Granted                                             481,600              21.09
Forfeited                                            (9,100)             21.09
                                             ---------------    ---------------
Outstanding, December 31, 2000                      532,700             $22.54

Granted                                             388,200              24.35
Exercised                                            (4,445)             21.09
Forfeited                                           (55,245)             25.44
                                             ---------------    ---------------
Outstanding, December 31, 2001                      861,210             $23.18

Granted                                             312,400              32.53
Exercised                                           (43,380)             21.80
Forfeited                                           (17,820)             25.64
                                             ---------------    ---------------
Outstanding, December 31, 2002                    1,112,410             $25.82
                                             ===============    ===============

The following summarizes information about stock options outstanding under the Bandag, Incorporated Stock Award Plan at December 31, 2002:

                                                Options Outstanding                      Options Exercisable
                                                      Average         Weighted-                         Weighted-
                                     Class A         Remaining         Average          Class A          Average
                                      Common        Contractual        Exercise          Common          Exercise
Range of Exercise Prices              Shares            Life            Price            Shares           Price
------------------------------------------------    -------------    -------------    -------------    -------------
$20.33 - $23.71                         405,085        7.1 years           $21.09          162,175           $21.09
$23.71 - $27.10                         354,125        8.2 years           $24.35           79,285           $24.35
$30.49 - $33.88                         353,200        8.8 years           $32.71           40,260           $33.45
------------------------------------------------    -------------    -------------    -------------    -------------
$20.33 - $33.88                       1,112,410        8.0 years           $25.82          281,720           $23.77


                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements


The following table presents, on a pro forma basis, net earnings and net earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

In thousands, except per share data                                        2001             2000
                                                                       -------------    -------------
Net earnings, as reported                                                   $43,832          $60,333
Deduct: Total stock-based employee compensation expense
  determined under fair value based method, net of related
  tax effects                                                                  (791)            (460)
                                                                       -------------    -------------
Pro forma net earnings                                                      $43,041          $59,873
                                                                       =============    =============

Net earnings per share - basic:
   As reported                                                                $2.13            $2.92
   Pro forma                                                                  $2.09            $2.89
Net earnings per share - diluted:
   As reported                                                                $2.12            $2.90
   Pro forma                                                                  $2.08            $2.88


The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following weighted-average assumptions were made in estimating the fair value:

                                        2002             2001              2000
                                    -------------    -------------     -------------
Dividend yield                              4.6%             4.1%              3.9%
Expected volatility                        33.2%            31.3%             26.7%
Risk-free interest rate                     5.1%             5.3%              6.6%
Expected lives                          10 years         10 years          10 years

The weighted-average fair value of options granted during 2002, 2001, and 2000 was $8.52, $6.74 and $5.95 per option, respectively.

New Accounting Standards:
The Financial Accounting Standards Board (FASB) Emerging Issues Task Force
(EITF) reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products" for periods beginning January 1, 2002. This consensus requires that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor's products or services, and therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. In accordance with EITF 01-09, the Company recorded $15,536,000 and $22,121,000 as a reduction of net sales, $9,145,000 and $9,961,000 as an increase to cost of products sold and $24,681,000 and $32,082,000 as a reduction of engineering, selling administrative and other expenses for the years ended December 31, 2001 and 2000, respectively.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date that a commitment to an exit or disposal plan is made. Examples of costs covered by the statement include lease termination expenses and certain employee severance costs that are associated with a restructuring, discontinuing an operation, a plant closing, or other exit or disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will apply the new standard to any exit or disposal activities beginning after the effective date of the standard.

In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, and requires guarantors to make significant new disclosures, even if the likelihood of making payments under the guarantees is remote. The initial recognition and measurement provisions

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

of FIN No. 45 are to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements issued after December 15, 2002. The Company will apply the new standard to any guarantees issued or modified after the effective date of the standard.

Reclassification:
Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Non-Recurring Charges

During the fourth quarter 2001, the Company recorded net non-recurring charges totaling $3,400,000 ($2,040,000 net of tax benefits). The net non-recurring charges include $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs include $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. The Company paid $1,321,000 and $1,542,000 in 2002 and 2001, respectively, related to the termination of employees. As of December 31, 2002, $1,442,000 of the charges related to the closure of the North American tread rubber manufacturing facility remained accrued. Substantially all of the remaining payments will be made by the end of 2004. Also, included in the net non-recurring charge was $1,800,000 ($1,080,000 net of tax benefits) for post-retirement health care costs associated with 64 terminated employees that is included in the post-employment benefit liability at December 31, 2001. These two charges were offset by a benefit of $2,700,000 ($1,620,000 net of tax benefits) for the reduction of other accrued expenses due to the resolution of a tax audit settlement and prior year tax accrual changes.

Note 3. Restructuring Charges

In 2002, the Company recorded restructuring charges totaling $3,500,000 ($2,450,000 net of tax benefits) for termination benefits covering 39 employees. Of the total number of employees affected, benefit payments of approximately $650,000 have been made during the year for 10 employees. Further employee termination costs of $2,810,000 are accrued at December 31, 2002.

Note 4. Acquisitions

On February 14, 2002, the Company acquired the assets of Open Road Technologies, Inc., (Open Road) and the results of operations from that point forward are included in the consolidated results. Open Road is the supplier of RoadWare(TM) retread shop management software, which contributed sales of approximately $6,200,000 in 2002. The assets, which were primarily software, were acquired for $1,951,000, net of cash received. As part of the purchase agreement additional payments will be made each year for three years following the purchase. The total of such payments will range from $2,200,000 to $5,000,000 over the three year period.

During 2000, the Company acquired two tire dealerships that are a part of Tire Distribution Systems, Inc. (TDS), a wholly-owned subsidiary of the Company. The dealerships were acquired for a total of $3,000,000 in cash and short-term payables.

Also during 2000, the Company acquired the assets of Quality Design Systems, Inc. (QDS), which were primarily goodwill, for a total of $3,000,000 in cash. QDS is a tire and automotive care industry software developer best-known for its TireMaster(R) software package. QDS, based in Eagle, Idaho, operates as a wholly-owned subsidiary of the Company and serves its customers in the retail tire and automotive care industries.

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

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

Pro forma results of operations, assuming the purchase transactions occurred as of the beginning of the prior year, would not differ materially from reported amounts.

Note 5. Divestitures

During 2002, the Company's TDS segment sold six retread plants and eleven retail and commercial outlets with a net carrying value of $7,528,000 for cash of $6,608,000, resulting in a loss of before income taxes and cumulative effect of accounting change of $920,000. These retread plants and commercial and retail outlets contributed $29,000,000 to net sales and $3,000,000 of losses to earnings before taxes and cumulative effect of accounting change for the year ended December 31, 2002.

Note 6. Investments

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

The following is a summary of securities held-to-maturity:

                                                                                       Gross           Estimated
                                                                                    Unrealized            Fair
In thousands                                                         Cost              Gains             Value
                                                                ---------------    --------------    ---------------
December 31, 2002
Securities Held-to-Maturity
Obligations of states and political subdivisions                       $62,736                $6            $62,742
                                                                ===============    ==============    ===============

December 31, 2001
Securities Held-to-Maturity
Obligations of states and political subdivisions                      $113,544               $52           $113,596
                                                                ===============    ==============    ===============

December 31, 2000
Securities Held-to-Maturity
Obligations of states and political subdivisions                      $ 52,577               $14           $ 52,591
Short-term corporate debt                                                3,000                 -              3,000
                                                                ---------------    --------------    ---------------
Obligations of states and political subdivisions                      $ 55,577               $14           $ 55,591
                                                                ===============    ==============    ===============

At December 31, 2002, 2001, and 2000, securities held-to-maturity include $48,475,000, $102,850,000, and $47,150,000, respectively, reported as cash equivalents.

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

Note 7. Financing Arrangements

The following is a summary of the Company's debt and other obligations as of December 31:

                                                        Interest
In thousands                                              Rates          2002             2001             2000
                                                        ---------- -- ------------     ------------    -------------
Senior Unsecured Notes Payable, matured 2002                6.41%         $     -          $60,000          $60,000
Senior Unsecured Notes Payable, maturing 2007               6.50%          28,571           34,286           40,000
                                                                      ------------     ------------    -------------
Total debt                                                                 28,571           94,286          100,000
Other obligations                                                          24,508           23,464           20,102
                                                                      ------------     ------------    -------------
Total debt and other obligations                                           53,079          117,750          120,102
Current portion of debt and other obligations                              (7,706)         (67,391)          (8,592)
                                                                      ------------     ------------    -------------
Long-term debt and other obligations                                      $45,373          $50,359         $111,510
                                                                      ============     ============    =============

The aggregate amount of scheduled annual maturities of long-term debt and other obligations for each of the next five years is: $7,706,000 in 2003, $7,819,000 in 2004, $7,757,000 in 2005, $11,408,000 in 2006, $7,074,000 in 2007, and
$11,315,000 thereafter.

Other obligations consist primarily of a postretirement medical liability and notes financed for dealers.

Cash payments for interest on debt were $6,982,000, $7,419,000, and $7,619,000 in 2002, 2001, and 2000, respectively.

The fair values of the Company's financing arrangements were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2002, 2001, and 2000, the fair value of the Company's outstanding debt was approximately $30,383,000, $96,256,000, and $102,225,000, respectively. Changes in the market value of the Company's debt does not affect the reported results of operations unless the Company is retiring such obligations prior to maturity.

At December 31, 2002, the Company had uncommitted and committed unused lines of credit arrangements totaling $88,786,000. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at various interest rates with various expiration dates.

Note 8. Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, which resulted in a non-cash transition charge of $47,260,000 (net of tax benefit of $3,704,000), or $2.38 per diluted share, to recognize impairment of goodwill, substantially all of which related to TDS. The fair value of the reporting units was estimated using present value of future cash flows. Pursuant to SFAS No. 142 the $47,260,000 charge was treated as a change in accounting principle.

The changes in the carrying amount of goodwill for 2002, are as follows:

                                           Traditional
                                             Business            TDS              Total
In thousands                               -------------     -------------    --------------
Balance as of January 1, 2002                    $3,388           $47,576           $50,964
Impairment losses                                (3,388)          (47,576)          (50,964)
                                           -------------     -------------    --------------
Balance as of December 31, 2002                  $    -           $     -           $     -
                                           =============     =============    ==============


                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

Proforma information assuming SFAS No. 142 was adopted on January 1, 2000:

                                                                                Year Ended December 31
In thousands, except per share data                                    2002              2001             2000
                                                                   -------------     -------------    --------------
Reported earnings before cumulative effect of
  accounting change                                                     $50,053           $43,832           $60,333
Add goodwill amortization                                                     -             7,952             7,848
                                                                   -------------     -------------    --------------
Proforma earnings before cumulative effect of
  accounting change                                                     $50,053           $51,784           $68,181
                                                                   =============     =============    ==============

Basic earnings per share
Reported earnings before cumulative effect of
  accounting change                                                     $ 2.53            $  2.13           $  2.92
Add goodwill amortization                                                     -              0.39              0.38
                                                                   -------------     -------------    --------------
Proforma earnings before cumulative effect of
  accounting change                                                     $ 2.53            $  2.52           $  3.30
                                                                   =============     =============    ==============

Diluted earnings per share
Reported earnings before cumulative effect of
  accounting change                                                     $ 2.52            $  2.12           $  2.90
Add goodwill amortization                                                     -              0.38              0.38
                                                                   -------------     -------------    --------------
Proforma earnings before cumulative effect of
  accounting change                                                     $ 2.52            $  2.50           $  3.28
                                                                   =============     =============    ==============


Note 9. Other Income

Other income includes lease income, royalties and other miscellaneous items.

Note 10. Impairment of Long-Lived Assets

Long-lived assets related to the Company's Venezuela and Brazil operations and a joint venture in India were determined to be impaired in 2002 and a $2,700,000 charge was recorded in engineering, selling, administrative and other expenses in the International segment. The license agreement with the Indian joint venture expired and the Company is in the process of evaluating options for its investment in the joint venture. It believes, however, that it is unlikely it will recover the carrying value of the investment and therefore a reserve was recorded for the full amount of the investment. The equipment assets in Brazil were determined to be impaired due to an adverse change in the manner in which the assets were to be used and were written down to fair value determined based on prices for similar assets. The assets related to the Venezuelan operations were evaluated considering the current economic conditions of the country, and the assets were determined to be partially impaired with a remaining exposure of approximately $400,000.

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

Note 11. Income Taxes

Significant components of the Company's deferred tax assets and liabilities reflecting the net tax effects of temporary differences are summarized as follows:

                                                                                      December 31
In thousands                                                            2002             2001             2000
                                                                    -------------    -------------    --------------
Deferred tax assets:
  Marketing programs                                                     $16,456          $15,944           $17,350
  Basis difference in fixed assets                                        10,201            8,048             6,921
  Insurance and legal reserves                                             5,975            6,180             4,945
  Foreign tax credits                                                      5,259            2,643             6,777
  Employee benefits                                                        5,069            3,993             3,791
  Accounts receivable valuation allowances                                 2,680            3,790             3,720
  Other nondeductible reserves                                             1,875            2,705             3,406
  Obsolescence and valuation reserves                                        883              715             1,359
  Other accruals                                                          12,819            9,291            15,286
                                                                    -------------    -------------    --------------
Total deferred tax assets                                                 61,217           53,309            63,555
                                                                    -------------    -------------    --------------
Deferred tax liabilities:
  Excess pension funding                                                   9,858            9,418             7,346
  Unremitted earnings of foreign subsidiaries                              6,306            8,411            11,580
  Other liabilities                                                        2,316            2,235             2,151
                                                                    -------------    -------------    --------------
                                                                          18,480           20,064            21,077
  Valuation allowance                                                      1,500            1,500                 -
                                                                    -------------    -------------    --------------
Total deferred tax liabilities                                            19,980           21,564            21,077
                                                                    -------------    -------------    --------------
Net deferred tax assets                                                  $41,237          $31,745           $42,478
                                                                    =============    =============    ==============

Net current deferred tax assets                                          $38,338          $34,325           $44,972
Net non-current deferred tax assets (liabilities)                          2,899            (2,580)           (2,494)
                                                                    -------------    -------------    --------------
Net deferred tax assets                                                  $41,237          $31,745           $42,478
                                                                    =============    =============    ==============

The components of earnings before income taxes and cumulative effect of accounting change are summarized as follows:

                                                                                Year Ended December 31
In thousands                                                           2002              2001             2000
                                                                   -------------     -------------    --------------
Domestic                                                                $60,816           $56,159           $60,817
Foreign                                                                  10,702            10,346            38,558
                                                                   -------------     -------------    --------------
Earnings before income taxes and cumulative effect of
  accounting change                                                     $71,518           $66,505           $99,375
                                                                   =============     =============    ==============


                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

Significant components of the provision for income tax expense (credit) are summarized as follows:

                                                                                Year Ended December 31
In thousands                                                           2002              2001             2000
                                                                   -------------     -------------    --------------
Current:
  Federal                                                               $23,209           $20,875           $20,341
  State                                                                   1,895            (1,119)            2,831
  Foreign                                                                 5,071             5,575            10,128
Deferred:
  Federal                                                                (7,908)           (2,298)            6,201
  Foreign                                                                  (802)             (360)             (459)
                                                                   -------------     -------------    --------------
Income taxes                                                            $21,465           $22,673           $39,042
                                                                   =============     =============    ==============

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                                                Year Ended December 31
                                                                       2002              2001             2000
                                                                   -------------     -------------    --------------
Computed at the expected statutory rate                                  35.0%             35.0%             35.0%
State income tax - net of federal tax benefit                             1.5               2.8               1.9
Amortization of goodwill not deductible                                     -               3.8               2.5
Research and Development credit                                          (1.4)             (3.7)                -
Deferred tax on unremitted earnings of foreign subsidiaries
   and foreign tax rate differentials                                    (5.5)             (0.9)              1.5
Prior year accrual changes                                                  -              (6.1)                -
Other                                                                     0.4               3.2              (1.6)
                                                                   -------------     -------------    --------------
Income tax at the effective rate                                         30.0%             34.1%             39.3%
                                                                   =============     =============    ==============

Income taxes paid amounted to $21,565,000, $9,306,000, and $41,034,000 in 2002, 2001, and 2000, respectively.

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

Note 12. Earnings Per Share

Earnings per share amounts are based on the weighted-average number of shares of Common Stock, Class A Common Stock, Class B Common Stock and dilutive potential common shares (restricted stock and stock options) outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  Year Ended December 31
In thousands, except per share data                                        2002            2001             2000
                                                                       -------------    ------------     -----------
Numerator:
  Earnings before cumulative effect of accounting change                    $50,053         $43,832         $60,333

Denominator:
  Weighted-average shares - Basic                                            19,754          20,573          20,693

  Effect of dilutive:
    Restricted stock                                                             49              41              40
    Stock options                                                                85              72              45
                                                                       -------------    ------------     -----------
                                                                                134             113              85

  Weighted-average shares - Diluted                                          19,888          20,686          20,778
                                                                       =============    ============     ===========

Earnings Per Share before cumulative effect of accounting change:
  Basic                                                                       $2.53           $2.13           $2.92
                                                                       =============    ============     ===========
  Diluted                                                                     $2.52           $2.12           $2.90
                                                                       =============    ============     ===========

Options to purchase 46,100, 46,100, and 60,200 shares of Class A Common Stock at an option price of $33.875 were outstanding during 2002, 2001, and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the shares of Class A Common Stock and, therefore, the effect would have been antidilutive.

Additionally, options to purchase 307,100 shares of Class A Common Stock at an option price of $32.53 were outstanding during 2002 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the shares of Class A Common Stock and, therefore, the effect would have been antidilutive.

Note 13. Leases

Certain equipment and facilities are rented under non-cancelable and cancelable operating leases. Total rental expense under operating leases was $9,351,000, $10,210,000, and $12,094,000 for the years ended December 31, 2002, 2001, and
2000, respectively. At December 31, 2002, future minimum lease payments under non-cancelable operating leases having initial lease terms in excess of one year are: $10,831,000 in 2003, $8,935,000, in 2004, $7,541,000 in 2005, $5,842,000 in
2006, $3,938,000 in 2007, and $22,937,000 in the aggregate for all years after 2007.

Note 14. Shareholders' Equity

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

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

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

In 1999, the Company's Board of Directors adopted the Bandag, Incorporated Stock Award Plan. Under the terms of this plan, the Company may award to certain eligible employees and directors incentive stock options, nonqualified stock options, and restricted stock. Up to 2,400,000 shares of Class A Common Stock is authorized for issuance under the Plan and as of December 31, 2002, 1,206,947 shares were available for issuance under the Plan. All employees of Bandag and its subsidiaries and directors of Bandag who are not employees of Bandag or its subsidiaries are eligible to participate in the Plan. The exercise price of each option is equal to the market price of the Company's stock on the date of the grant. The maximum term of the options is 10 years and the maximum vesting period is 5 years. Restricted stock granted under the Plan vests over a three year period. The Company records expense related to the Plan on a straight-line basis over the period the grants vest. During the year ended December 31, 2002, 1,782 restricted shares of Class A Common Stock were granted under the Plan and $14,000 of expense was recorded. Also during 2002, 312,400 options were granted and $1,572,000 of expense was recorded. During the year ended December 31, 2001, 32,186 restricted shares of Class A Common Stock, which were accrued for at December 31, 2000, were granted under the Plan. Expense of $784,000 was recorded in 2000. For further information see "Accounting for Stock-Based Compensation" under Note 1.

On June 18, 2002, the Company executed an agreement to purchase 1,114,746 shares of Bandag's Class B Common Stock and 418,371 shares of Bandag's Class A Common Stock from Lucille A. Carver, widow of the founder of Bandag and a director from 1957 until May 14, 2002. Mrs. Carver is the mother of Martin G. Carver, Chairman of the Board, President, Chief Executive Officer and a director of Bandag, and Roy J. Carver, Jr., a director of Bandag. The shares were purchased on June 19, 2002 at a per share price of $27.04 and $24.00, for the Class B Common Stock and Class A Common Stock, respectively, which was equal to the composite closing prices of Bandag's Common Stock (in the case of the Class B Common Stock) and Class A Common Stock on the New York Stock Exchange at the close of business on June 18, 2002, less a discount of 3.5% per share in the case of the Class B common Stock and 4.0% per share for the Class A Common Stock. The total purchase price was approximately $40,184,000. As a result of these repurchases the average shares outstanding have been reduced by approximately 4% for 2002 as compared to 2001.

Note 15. Retirement Benefit Plans

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


                                                       Bandag, Incorporated
                                            Notes to Consolidated Financial Statements

The reconciliations of the benefit obligations, the reconciliations of the fair value of plan assets, and the reconciliations of funded status of the plans, as determined by consulting actuaries, are as follows:

                                                         Pension Benefits                         Postretirement Benefits
In thousands                                  2002             2001           2000           2002           2001           2000
                                           ------------     -----------    -----------    -----------    -----------    -----------
Change in benefit obligations:
Benefit obligations at beginning
 of  year                                  $    75,972      $   72,369     $   73,638     $    6,212     $    4,487     $    4,126
  Service cost                                   2,753           2,730          3,067            186            208            194
  Interest cost                                  5,515           5,344          5,383            449            330            304
  Participants' contributions                       44              51             50              -              -              -
  Plan amendments(1)                             1,102             109              -              -              -              -
  Exchange rate changes                             50            (196)           (90)             -              -              -
  Curtailment gain                                   -               -           (143)             -              -              -
  Settlement loss                                    -               -            351              -                             -
  Special termination benefits                       -           2,161              -            181          1,802              -
  Settlement payments                                -               -         (1,007)             -              -              -
  Benefits paid                                 (4,378)         (3,823)        (4,453)          (720)          (464)          (192)
  Actuarial (gain) or loss                      20,131          (2,773)        (4,427)          (205)          (151)            55
                                           ------------     -----------    -----------    -----------    -----------    -----------
Benefit obligations at end of year         $   101,189      $   75,972     $   72,369     $    6,103     $    6,212     $    4,487
                                           ============     ===========    ===========    ===========    ===========    ===========

Change in plan assets at fair value:
Fair value of plan assets at
 beginning of year                            $108,077        $147,552       $131,024     $        -     $        -     $        -
  Actual return on plan assets                 (12,183)        (35,598)        21,922              -              -              -
  Employer contributions                            71             108            119            720            464            192
  Participants' contributions                       44              51             50              -              -              -
  Benefits paid                                 (4,378)         (3,823)        (4,453)          (720)          (464)          (192)
  Settlement payments                                -               -        (1,007)              -              -              -
  Exchange rate changes                             49            (213)          (103)             -              -              -
                                           ------------     -----------    -----------    -----------    -----------    -----------
Fair value of plan assets at end of year   $    91,680      $  108,077     $  147,552     $        -     $        -     $        -
                                           ============     ===========    ===========    ===========    ===========    ===========

Reconciliation of funded status:
  Funded status                            $    (9,509)     $   32,105     $   75,183        $(6,103)       $(6,212)       $(4,487)
  Unrecognized actuarial (gain) or loss         38,048          (3,376)       (50,555)        (2,997)        (2,914)        (2,905)
  Unrecognized transition asset                 (1,252)         (2,125)        (2,802)             -              -              -
  Unrecognized prior service cost                1,474             672            679             39             43             47
                                           ------------     -----------    -----------    -----------    -----------    -----------
  Prepaid (accrued) benefit cost           $    28,761      $   27,276     $   22,505     $   (9,061)    $   (9,083)    $   (7,345)
                                           ============     ===========    ===========    ===========    ===========    ===========


(1)  Changes in benefit obligations includes $1,102 relating to plan amendments, of which $803 relates to changes in the Bandag
     Supplemental Pension Plan including increasing the salary limit to $500 and inclusion of certain employees of Tire distribution Systems Inc. Also included in the plan amendments were $185 related to the adoption of supplemental coverage for certain employees of Bandag Canada Ltd. and actuarial corrections of $114.


                                                       Bandag, Incorporated
                                            Notes to Consolidated Financial Statements

                                                         Pension Benefits                         Postretirement Benefits
                                              2002             2001           2000           2002           2001           2000
                                           ------------     -----------    -----------    -----------    -----------    -----------
Weighted-average assumptions:
  Discount rate                                   6.5%            7.5%           7.5%           6.5%           7.5%           7.5%
  Rate of increase in future
   compensation                                   4.5%            3.5%           4.0%            N/A            N/A            N/A
  Expected long-term rate of return
   on assets                                      7.0%            8.0%           8.0%            N/A            N/A            N/A
Medical trend on pre-Medicare
   Charges
  Initial trend                                    N/A             N/A            N/A          10.5%          11.0%           7.0%
  Ultimate trend                                   N/A             N/A            N/A         **5.0%         **5.0%          *6.0%
Medical trend on post-Medicare
   Charges
  Initial trend                                    N/A             N/A            N/A          12.5%          13.0%           7.0%
  Ultimate trend                                   N/A             N/A            N/A         **7.0%         **7.0%          *6.0%

*Ultimate trend rate for 2000 disclosure reached in 2002.
**Ultimate trend rate for 2001 and 2002 disclosures reached in 2009.

Assets of the plans are principally invested in U.S. domestic common stocks, and short term notes and bonds (fixed income securities) with maturities under five years.

Net periodic (benefit) cost is composed of the following:

                                                         Pension Benefits                         Postretirement Benefits
In thousands                                  2002             2001           2000           2002           2001           2000
                                           ------------     -----------    -----------    -----------    -----------    -----------
Components of net periodic
 (benefit) cost
  Service cost                             $     2,753      $    2,730     $    3,067           $186           $208           $194
  Interest cost                                  5,515           5,344          5,383            449            330            304
  Expected return on plan assets                (8,465)        (11,617)       (10,300)             -              -              -
  Amortization of prior service cost                90              89            111              3              4              4
  Amortization of transitional assets             (660)           (702)          (789)             -              -              -
  Recognized actuarial gain                        (15)         (2,107)        (1,604)          (121)          (142)          (155)
                                           ------------     -----------    -----------    -----------    -----------    -----------
  Net periodic (benefit) cost                    $(782)        $(6,263)       $(4,132)          $517           $400           $347
                                           ============     ===========    ===========    ===========    ===========    ===========

Additional (gain) or loss recognized
 due to:
  Curtailment                              $         -      $        -     $     (178)    $        -     $        -     $        -
  Settlement                                         -               -           (684)             -              -              -
  Special Termination Cost                           -           2,161              -            181          1,802              -


A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                                               1-Percentage-       1-Percentage-
                                                                                   Point               Point
                                                                                 Increase            Decrease
In thousands                                                                 ----------------     ---------------
Effect on total of service and interest cost components                                  $ 74              $ (64)
Effect on postretirement benefit obligation                                              $583              $(508)

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

The Company also sponsors defined-contribution plans, covering substantially all employees in the United States. Annual contributions are made in such amounts as determined by the Company's Board of Directors and include a potential Company contribution of stock based on earnings per share. Although employees may contribute up to 75% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company currently provides plans with a variety of contribution levels (including employee contribution match provisions). The Company recorded expense for contributions in the amount of $5,044,000, $4,568,000, and $4,323,000 in 2002, 2001, and 2000, respectively. During the years ended December 31, 2002, 2001, and 2000, the Company issued 2,454, 20,704, and 2,582 shares of Common Stock, respectively. During the years ended December 31, 2002, 2001, and 2000, the Company issued 2,454, 25,383, and 2,582 shares of Class A Common Stock, respectively. The Common Stock and Class A Common Stock were all accrued for in the previous years. The Company recorded expense under the plan of $1,100,000, $163,000, and $1,787,000 for the years ended December 31, 2002,
2001, and 2000, respectively.

Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company's contributions to foreign plans were not significant in 2002, 2001, and 2000.

Note 16. Operating Segment and Geographic Area Information

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


                                                       Bandag, Incorporated
                                            Notes to Consolidated Financial Statements



The Company has two reportable operating segments: the manufacture of precured tread rubber, equipment and supplies for retreading tires (Traditional Business) and the sales and maintenance of new and retread tires to principally commercial and industrial customers (TDS).

Information concerning operations for the Company's two reportable operating segments and different geographic areas follows:


                                                                            Traditional Business
                                        --------------------------------------------------------------------------------------------
                                             North America(5)(6)                 Europe(7)                    International(8)
In millions                               2002      2001       2000      2002       2001       2000      2002       2001      2000
Sales by product
   Retread products                       $330.5    $328.5    $326.7      $63.4      $68.1     $80.5      $86.3     $98.8    $114.0
   New tires                                   -         -         -          -          -         -          -         -       2.6
   Retread tires                               -         -         -          -          -         -          -         -       1.3
   Equipment                                18.0      23.3      15.7        3.8        4.4       6.0        1.8       2.0       2.8
   Other                                    31.8      25.3      25.0          -          -         -          -         -       0.2
                                        --------------------------------------------------------------------------------------------
Net sales to unaffiliated                 $380.3    $377.1    $367.4      $67.2      $72.5     $86.5      $88.1    $100.8    $120.9
customers(1)(2)
Transfers between segments                  60.8      69.5      68.3        0.9        0.5       0.5        5.9       4.1       2.3
                                        --------------------------------------------------------------------------------------------
Segment area totals                       $441.1    $446.6    $435.7      $68.1      $73.0     $87.0      $94.0    $104.9    $123.2
Eliminations (deduction)
Total Net Sales

Gross Profit                              $200.0    $186.8    $174.4      $20.6      $25.7     $33.0      $32.4    $ 35.4    $ 41.2
Goodwill Amortization Expense(3)               -       0.6       0.5          -          -         -          -         -         -
Intangible Amortization Expense              0.8         -         -          -          -         -          -         -         -
Depreciation Expense                        12.6      16.0      18.9        3.6        3.6       3.8        4.2       4.9       5.8


Operating earnings (loss)(4)              $ 95.3    $ 90.1    $ 88.1      $(1.6)     $ 2.4     $11.5  $     9.1    $ 11.9    $ 17.6
  Interest revenue                             -         -         -          -          -         -          -         -         -
  Interest expense                             -         -         -          -          -         -          -         -         -
  Corporate expenses                           -         -         -          -          -         -          -         -         -
                                        --------------------------------------------------------------------------------------------
Earnings (loss) before income taxes &
   cumulative effect of accounting
change                                    $ 95.3    $ 90.1    $ 88.1      $(1.6) $     2.4     $11.5      $ 9.1    $ 11.9    $ 17.6

Total Assets at December 31               $272.9    $288.8    $294.9      $37.3      $35.7     $39.6  $    47.2    $ 57.1    $ 68.1
Expenditures for Long-Lived Assets           5.2       7.8       5.4        3.1        3.8       4.5        4.0       3.1       4.8
Additions to (Deductions from)
Long-Lived Assets due
  to Acquisitions (Divestitures)               -       0.5       3.5          -          -         -          -         -         -
Cumulative effect of Accounting Change      (3.4)        -         -          -          -         -          -         -         -
Long-Lived Assets                           60.7      68.3      77.9       10.6       10.1      10.2       20.5      26.1      32.1


(1)  No customer accounted for 10% or more of the Company's sales to unaffiliated customers in 2002, 2001 or 2000. (2) Export sales from North America were less than 10% of sales to unaffiliated customers in each of the years 2002, 2001 and 2000.
(3)  Goodwill amortization expense discontinued in 2002, due to the adoption of SFAS 142 as of January 1, 2002.
(4)  Aggregate foreign exchange gains (losses) included in determining net earnings amounted to approximately $(1,102), $(2,800)
     and $2,500 in 2002, 2001 and 2000, respectively.
(5)  In 2002, includes $2,400 of reduced cost of sales due to decreased LIFO inventory levels.
(6)  In 2001, includes non-recurring charges of $3,400 related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs.
(7)  In 2002, includes $3,000 of restructuring charges classified as cost of sales and $500,000 of restructuring charges classified as operating expenses, and $1,400 of reduced cost of sales due to decreased LIFO inventory levels.
(8)  In 2002, includes $2,700 of impairment charges recorded against long-lived assets. (9) Other consists of corporate administrative expenses including corporate legal expenses.


                                                       Bandag, Incorporated
                                            Notes to Consolidated Financial Statements
                                                   TDS                             Other(9)                    Consolidated
                                      ------------------------------- ----------------------------- -----------------------------
In millions                               2002      2001      2000      2002      2001      2000      2002      2001      2000

Sales by product
   Retread products                       $    -    $    -    $    -    $    -    $    -    $    -    $480.2    $495.4    $521.2
   New tires                               201.2     224.0     222.7         -         -         -     201.2     224.0     225.3
   Retread tires                            87.0      91.5      92.7         -         -         -      87.0      91.5      94.0
   Equipment                                   -         -         -         -         -         -      23.6      29.7      24.5
   Other                                    76.7      83.4      83.7         -         -         -     108.5     108.7     108.9
                                        --------- --------- --------- --------- --------- --------- --------- --------- ---------
Net sales to unaffiliated                 $364.9    $398.9    $399.1    $    -    $    -    $    -    $900.5    $949.3    $973.9
customers(1)(2)
Transfers between segments                   2.5       2.4       3.0         -         -         -      70.1      76.5      74.1
                                        --------- --------- --------- --------- --------- --------- --------- --------- ---------
Segment area totals                       $367.4    $401.3    $402.1    $    -    $    -    $    -    $970.6  $1,025.8  $1,048.0
Eliminations (deduction)                                                                               (70.1)    (76.5)    (74.1)
                                                                                                    --------- --------- ---------
Total Net Sales                                                                                       $900.5  $  949.3  $  973.9

Gross Profit                              $ 83.8    $ 88.8    $ 94.0    $    -    $    -    $    -    $336.8  $  336.7  $  342.6
Goodwill Amortization                          -       8.1       8.4         -         -         -         -       8.7       8.9
Intangible Amortization Expense              0.3       1.3       1.1         -         -         -       1.1       1.3       1.1
Depreciation Expense                         9.6      10.5      11.0       1.2       1.1       1.0      31.2      36.1      40.5


Operating earnings (loss)(3)              $(11.4)   $(11.1)   $ (2.5)   $    -    $    -    $    -    $ 91.4  $   93.3  $  114.7
  Interest revenue                             -         -         -       5.0       7.3       7.5       5.0       7.3       7.5
  Interest expense                             -         -         -      (6.8)     (7.4)     (8.7)     (6.8)     (7.4)     (8.7)
  Corporate expenses                           -         -         -     (18.1)    (26.7)    (14.1)    (18.1)    (26.7)    (14.1)
                                        --------- --------- --------- --------- --------- --------- --------- --------- ---------
Earnings (loss) before income taxes &
   cumulative effect of  accounting       $(11.4)   $(11.1)   $ (2.5)   $(19.9)   $(26.8)   $(15.3)   $ 71.5  $   66.5  $   99.4
change

Total Assets at December 31               $113.5    $188.1    $220.1    $146.9    $158.7    $ 98.3    $617.8  $  728.4  $  721.0
Expenditures for Long-Lived Assets           4.5       9.4      11.1       1.1       1.2       0.5      17.9      25.3      26.3
Additions to (Deductions from)
Long-Lived                                  (3.7)        -       0.8         -         -         -      (3.7)      0.5       4.3
   Assets due to Acquisitions
(Divestitures)
Cumulative Effect of Accounting Change     (47.6)        -         -         -         -         -     (51.0)        -         -
Long-Lived Assets                           43.8     101.7     116.3       3.0       3.1       3.0     138.6     209.3     239.5


                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

The following tables present information concerning net sales and long-lived assets for countries which exceed 10% of the respective totals:

In thousands                             Year Ended December 31
Net Sales(a)                     2002              2001             2000
                             --------------    -------------    -------------
 United States                    $703,639         $737,766         $728,584
 Other                             196,864          211,566          245,354
                             --------------    -------------    -------------
Total                             $900,503         $949,332         $973,938
                             ==============    =============    =============

                                               December 31
Long-Lived Assets(b)             2002              2001             2000
                             --------------    -------------    -------------
 United States                    $106,926         $172,255         $195,672
 Other                              31,638           37,032           43,803
                             --------------    -------------    -------------
Total                             $138,564         $209,287         $239,475
                             ==============    =============    =============


(a) Net sales are attributed to countries based on the location of customers.
(b) Corporate long-lived assets are included in the United States.

Note 17. Litigation

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

Other Litigation:
Certain litigation arising in the normal course of business is pending. The Company is of the opinion that the resolution of such litigation will not have a significant effect on the consolidated financial statements.

Yolanda Jackson v. Michael Rouse, et al. and Audra Smith v. Bandag, Inc., et al.

Bandag has been named as one of numerous defendants in two wrongful death actions brought in the Circuit Court of Warren County, Mississippi: Yolanda Jackson v. Michael Rouse, et al. and Audra Smith v. Bandag, Inc., et al. These cases arise from an explosion or fire which occurred on May 17, 2002, at a rubber recycling plant in Mississippi, operated by Rouse Rubber Co., killing five employees and seriously injuring at least seven others. So far, Bandag is named in only two of about six pending cases. The plaintiffs claim that a rubber recycling machine was dangerously designed or maintained, causing the explosion.

These cases were only recently filed and no investigation or discovery has been undertaken. Bandag is not aware that its employees had any involvement in designing, inspecting, installing or repairing the equipment that failed. Plaintiffs allege that Bandag may be passively liable as a "joint venturer" with the employer, Rouse Rubber Co., an allegation which Bandag believes is without any basis.

The Jackson case does not specify the amount of damages claimed; the Smith case claims compensatory damages of $40 million and punitive damages of $25 million. However, it is unclear from the pleadings whether the plaintiffs seek punitive damages against all defendants, including Bandag, or only from certain defendants, not including Bandag. Bandag considers the claims against it to be baseless and intends to vigorously defend itself against them.

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

Note 18. Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 are summarized as follows:

                                                                            Quarter Ended 2002
In thousands, except per share data                      Mar. 31         Jun. 30         Sep. 30          Dec. 31
                                                       ------------    ------------    -------------    ------------
 Net sales                                                $192,493        $231,147         $245,902        $230,961
 Gross profit                                               69,494          87,979           92,355          86,986
 Earnings before cumulative effect of
    accounting change                                        1,220          11,669           19,628          17,536
 Net earnings (loss)                                       (46,040)         11,669           19,628          17,536
 Basic earnings (loss) per share
   Earnings before cumulative effect of
    accounting change                                        $0.06           $0.58            $1.03           $0.92
   Cumulative effect of accounting change                    (2.30)              -                -               -
                                                       ------------    ------------    -------------    ------------
     Net earnings (loss)                                    $(2.24)          $0.58            $1.03           $0.92
 Diluted earnings (loss) per share
   Earnings before cumulative effect of
    accounting change                                        $0.06           $0.57            $1.02           $0.91
   Cumulative effect of accounting change                    (2.27)              -                -               -
                                                       ------------    ------------    -------------    ------------
    Net earnings (loss)                                     $(2.21)          $0.57            $1.02           $0.91

                                                                            Quarter Ended 2001
In thousands, except per share data                      Mar. 31         Jun. 30         Sep. 30          Dec. 31
                                                       ------------    ------------    -------------    ------------

 Net sales                                                $205,112        $240,375         $257,559        $246,286
 Gross profit                                               68,686          83,590           90,093          94,324
 Net earnings                                                2,328           9,512           14,614          17,378
 Net earnings per share:
   Basic                                                     $0.11           $0.46            $0.71           $0.84
   Diluted                                                   $0.11           $0.46            $0.71           $0.84


Due to the stock repurchases in the second quarter of 2002 and the effect on average shares outstanding, the earnings per share amounts for the quarters do not agree to the total reported for 2002.

Fourth quarter 2002 earnings reflect $2,450 after-tax, related to restructuring charges, $1,890 after-tax ($.10 per diluted share), related to impairment charges, and $2,660 after-tax of reduced cost of sales related to decreased LIFO inventory levels.

Fourth quarter 2001 earnings reflect a non-recurring after-tax charge of $3,400, related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs.

                              Bandag, Incorporated
                   Notes to Consolidated Financial Statements

Note 19. Subsequent Events

In March 2003, the Company's TDS subsidiary sold nine of its commercial and retail outlets in Tennessee, entered into agreements to sell eight of its commercial and retail outlets in Arkansas and entered into letters of intent to sell twenty of its commercial and retail outlets in Louisiana and Mississippi. The Company also has two commercial outlets and one retread plant held for sale. These commercial and retail outlets had net sales and earnings (loss) before income taxes and cumulative effect of accounting change as follows (in thousands):

                                                                                                 Assets
                                                               Agreements        Letters        Held for
                                                Sold            to Sell         of Intent          Sale
Year ended December 31, 2002
Net sales                                        $29,211         $18,182        $58,522          $ 8,475

Earnings (loss) before income taxes and
cumulative effect of accounting change           $  (618)        $   495        $   (74)         $  (835)

Year ended December 31, 2001
Net sales                                        $31,508         $18,182        $63,584          $15,038

Earnings (loss) before income taxes and
cumulative effect of accounting change           $  (329)        $   784        $ 1,696          $   859


As of December 31, 2002, the net assets of these locations, consisting primarily of inventory and property, plant and equipment, were approximately $33,000,000. The purchase price will be paid in cash and notes due from the buyers. The Company estimates that it will incur an immaterial loss on these transactions.

                              Bandag, Incorporated

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 (with respect to the directors of the registrant and with respect to the information required to be furnished under Rule 405 of Regulation S-K) is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2002 under the headings "Election of Directors" and "Miscellaneous
- Section 16(a) Beneficial Reporting Compliance." In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by Item 10 has been included in Part I hereof.

Item 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2002 under the heading "Remuneration of Executive Officers and Directors," provided, however, that the subsection entitled "Report of Management Continuity and Compensation Committee on Executive Compensation" shall not be deemed to be incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference from pages 2-5 of the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference from the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2002 under the heading "Remuneration of Officers and Directors - Transactions with Management/Principal Shareholders and Directors."

Item 14. CONTROLS AND PROCEDURES

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

                              Bandag, Incorporated

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following consolidated financial statements are included in Part II, Item 8:
                                                                            Page
                                                                            ----
         Report of Independent Auditors.......................................23

         Consolidated Balance Sheets as of December 31, 2002, 2001
          and 2000............................................................24

         Consolidated Statements of Earnings for the Years Ended
          December 31, 2002, 2001 and 2000....................................26

         Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2002, 2001 and 2000 ...................................27

         Consolidated Statements of Changes in Shareholders' Equity for
          the Years Ended December 31, 2002, 2001 and 2000....................28

         Notes to Consolidated Financial Statements...........................30

(2)      Financial Statement Schedule

         Schedule II - Valuation and qualifying accounts and reserves.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)      Exhibits

Exhibit No.                        Description

3.1       Bylaws: As amended August 28, 2001. (Incorporated by reference to
          Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2001.)
3.2 Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
3.3 Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
3.4 Articles of Amendment to Bandag, Incorporated's Restated Articles of Incorporation, effective May 15, 2002. (Incorporated by reference to
          Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 2002.)
4.1 Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
4.2 Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1997.)
10.1* Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company's Form 10-K for the year ended December 31, 1999).

                              Bandag, Incorporated

10.2 U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)
10.2(a) U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company's Form 10-K for the year ended December 31, 1996.)
10.2(b) Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) to the Company's form 10-K for the year ended December 31, 1998.)
10.2(c) Current Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(c) to the Company's Form 10-K for the year ended December 31, 2001.)
10.2(d) Form letter to the Company's U.S. franchisees. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated June 14, 2002.)
10.3* Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 2001.)
10.4* Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit
          10.7 to the Company's Form 10-K for the year ended December 31, 1994.)
10.5* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to
          Exhibit 10.1 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).
10.6* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to
          Exhibit 10.2 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).
10.7* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to
          Exhibit 10.4 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).
10.8* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane (incorporated by reference to
          Exhibit 10.5 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).
10.9* Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2001.)
10.10* Form of Nonqualified Stock Option Agreement under the Bandag, Incorporated Stock Award Plan (incorporated by reference to Exhibit
          10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2000).
10.11* Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit
          10.11 to the Company's Form 10-K for the year ended December 31,
          2001.)
10.12* Description of Short-term Compensation Plan. (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2001.)
10.13 Stock Purchase Agreement dated June 18, 2002 between Bandag, Incorporated and Lucille A. Carver. (Incorporated by reference to
          Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 2002.)
21        Subsidiaries of Registrant.
23        Consent of Independent Auditors
99.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.
99.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

*Represents a management compensatory plan or arrangement.

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended December 31, 2002.

                                                   Bandag, Incorporated

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                           BANDAG, INCORPORATED AND SUBSIDIARIES
                                                          COL. C
COL. A                                    COL. B          ADDITIONS                           COL. D            COL. E
-----------------------------------------------------------------------------------------------------------------------------
                                                             (1)
                                           Balance at     Charged to     Charged to Other                       Balance at
                                           Beginning       Costs and        Accounts -        Deductions -        End of
              DESCRIPTION                  of Period       Expenses          Describe           Describe          Period
                                         --------------- -------------- ------------------- ----------------- ---------------
Year ended December 31, 2002:
  Allowance for doubtful accounts           $15,206,000     $3,205,000                         $4,767,000(1)     $13,644,000
Year ended December 31, 2001:
  Allowance for doubtful accounts           $15,810,000     $4,318,000                         $4,922,000(1)     $15,206,000
Year ended December 31, 2000:
  Allowance for doubtful accounts           $20,761,000     $2,920,000                         $7,871,000(1)     $15,810,000

(1) Uncollectible accounts written off, net of recoveries and foreign exchange fluctuations.


                              Bandag, Incorporated

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BANDAG, INCORPORATED
                                         By /s/ Martin G. Carver
                                            ------------------------------------
                                             Martin G. Carver
                                             Chairman of the Board,
                                             Chief Executive Officer,
                                             President and Director
                                             (Principal Executive Officer)
Date:    March 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert T. Blanchard                 /s/ Roy J. Carver, Jr.
----------------------------------      -----------------------------------
     Robert T. Blanchard                     Roy J. Carver, Jr.
     Director                                Director

/s/ Gary E. Dewel.                      /s/ James R. Everline
----------------------------------      -----------------------------------
     Gary E. Dewel                           James R. Everline
     Director                                Director

/s/ Phillip J. Hanrahan                 /s/ Edgar D. Jannotta
----------------------------------      -----------------------------------
     Phillip J. Hanrahan                     Edgar D. Jannotta
     Director                                Director

/s/ R. Stephen Newman
----------------------------------
     R. Stephen Newman
     Director

/s/ Martin G. Carver                    /s/ Warren W. Heidbreder
----------------------------------      -----------------------------------
     Martin G. Carver                      Warren W. Heidbreder
     Chairman of the Board,                Vice President, Chief Financial
     Chief Executive Officer,              Officer (Principal Financial Officer)
     President and Director
     (Principal Executive Officer)      /s/ Charles W. Vesey
                                        -----------------------------------
                                          Charles W. Vesey
                                          Corporate Controller
                                          (Principal Accounting Officer)
Date:  March 21, 2003

                              Bandag, Incorporated

CERTIFICATIONS
--------------

I, Martin G. Carver, certify that:

1.   I have reviewed this report on Form 10-K of Bandag, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 21, 2003               By:     /s/ Martin G. Carver
                                            ------------------------------------
                                            Martin G. Carver
                                            Chairman and Chief Executive Officer

                              Bandag, Incorporated

CERTIFICATIONS
--------------

I, Warren W. Heidbreder, certify that:

1.   I have reviewed this annual report on Form 10-K of Bandag, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 21, 2003               By:  /s/ Warren W. Heidbreder
                                         ---------------------------------------
                                         Warren W. Heidbreder
                                         Vice President, Chief Financial Officer

                              Bandag, Incorporated

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                        Description

3.1       Bylaws: As amended August 28, 2001. (Incorporated by reference to
          Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2001.)
3.2 Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
3.3 Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
3.4 Articles of Amendment to Bandag, Incorporated's Restated Articles of Incorporation, effective May 15, 2002. (Incorporated by reference to
          Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 2002.)
4.1 Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
4.2 Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1997.)
10.1* Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company's Form 10-K for the year ended December 31, 1999.)
10.2 U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)
10.2(a) U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company's Form 10-K for the year ended December 31, 1996.)
10.2(b) Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) tot he Company's form 10-K for the year ended December 31, 1998.)
10.2(c) Current Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(c) to the Company's Form 10-K for the year ended December 31, 2001.)
10.2(d) Form letter to the Company's U.S. franchisees. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated June 14, 2002.)
10.3* Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 2001.)
10.4* Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit
          10.7 to the Company's Form 10-K for the year ended December 31, 1994.)
10.5* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to
          Exhibit 10.1 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).
10.6* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to
          Exhibit 10.2 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).
10.7* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to
          Exhibit 10.4 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).
10.8* Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane (incorporated by reference to
          Exhibit 10.5 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).
10.9* Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2001.)

                              Bandag, Incorporated

10.10* Form of Nonqualified Stock Option Award Agreement under the Bandag, Incorporated Stock Award Plan (incorporated by reference to Exhibit
          10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2000).
10.11* Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit
          10.11 to the Company's Form 10-K for the year ended December 31,
          2001.)
10.12* Description of Short-term Compensation Plan. (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2001.)
10.13 Stock Purchase Agreement dated June 18, 2002 between Bandag, Incorporated and Lucille A. Carver. (Incorporated by reference to
          Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 2002.)
21        Subsidiaries of Registrant.
23        Consent of Independent Auditors
99.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.
99.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.


*Represents a management compensatory plan or arrangement.