Form 10-K/A
period 2002-12-31
BANDAG INC
filed 2003-03-31
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2002
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                     to
                                    -------------------    -------------------

        Commission file number            1-7007
                                ----------------------------

                              BANDAG, INCORPORATED
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Iowa                                          42-0802143
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              2905 North Highway 61
                           Muscatine, Iowa 52761-5886
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                  563-262-1400
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:
      Common Stock, $1 par value                                      New York Stock Exchange and Chicago Stock Exchange
      Class A Common Stock, $1 par value                              New York Stock Exchange and Chicago Stock Exchange
-----------------------------------------------------------           --------------------------------------------------
                (Title of class)                                          (Names of exchange on which registered)


Securities registered pursuant to Section 12(g) of the Act:                                None
                                                                                  ------------------------
                                                                                     (Title of class)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes          X          No
                                        ----------            ---------

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes          X          No
                                        ----------            ---------

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

On March 21, 2003, the undersigned registrant filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The registrant hereby amends
Item 12 of Part III of its Annual Report on Form 10-K to provide in its entirety as set forth below. This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K and other than amending Item 12 does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The information called for by Item 12 pursuant to Item 403 of Regulation S-K is incorporated herein by reference from pages 2-5 of the registrant's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2002, and the information called for pursuant to Item 201(d) of Regulation S-K is incorporated by reference to the information contained in the table on page 10 of such Proxy Statement entitled "Equity Compensation Plan Information."

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of March 2003.


                                              BANDAG, INCORPORATED


                                              /s/ Martin G. Carver
                                              ----------------------------------
                                              Martin G. Carver, Chairman of the
                                              Board, Chief Executive Officer and
                                              President


                                 CERTIFICATIONS
                                 --------------

I, Martin G. Carver, Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Bandag, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

                                          Date: March 31, 2003


                                          /s/ Martin G. Carver
                                          --------------------------------------
                                          Martin G. Carver, Chairman of the
                                          Board, Chief Executive Officer and
                                          President


I, Warren W. Heidbreder, Vice President and Chief Financial Officer of Bandag, Incorporated, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Bandag, Incorporated;
     and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

                                          Date: March 31, 2003


                                          /s/ Warren W. Heidbreder
                                          --------------------------------------
                                          Warren W. Heidbreder, Vice President
                                          and Chief Financial Officer