Form 10-Q
period 2003-03-31
BANDAG INC
filed 2003-05-09
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                          Commission file number 1-7007

                              BANDAG, INCORPORATED
             (Exact name of registrant as specified in its charter)

                         Iowa                              42-0802143
       ----------------------------------------        -------------------
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)             Identification No.)

       2905 North Highway 61, Muscatine, Iowa              52761-5886
       ----------------------------------------        -------------------
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

Common Stock, $1 par value; 9,100,781 shares as of April 30, 2003.
Class A Common Stock, $1 par value, 9,201,397 shares as of April 30, 2003. Class B Common Stock, $1 par value; 919,935 shares as of April 30, 2003.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


                                      INDEX
                                                                           Page
Part I: FINANCIAL INFORMATION                                               No.

     Item 1. Financial Statements (Unaudited)

             Condensed consolidated balance sheets - March 31, 2003
             and December 31, 2002                                           3

             Condensed consolidated statements of operations
             Three months ended March 31, 2003 and 2002                      4

             Condensed consolidated statements of cash flows
             Three months ended March 31, 2003 and 2002                      5

             Notes to condensed consolidated financial statements
             March 31, 2003                                                  6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            12

     Item 3. Quantitative and Qualitative Disclosure about Market Risk      16

     Item 4. Controls and Procedures                                        16


PART II: OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                               17

Signatures                                                                  18

EXHIBITS:

Exhibit 99.1 Written Statement of the Chairman of the Board, Chief Executive
             Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.
             Section 1350

Exhibit 99.2 Written Statement of the Vice President, Chief Financial Officer
             and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.
             Section 1350

PART I. FINANCIAL INFORMATION

                          BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

                                                           (Unaudited)
                                                            March 31,       December 31,
In thousands, except share data                                2003            2002
                                                           -----------      ------------
Assets
Current assets
  Cash and cash equivalents                                 $ 146,839        $ 129,412
  Investments                                                  11,218           14,261
  Accounts receivable, net                                    125,353          154,484
  Inventories
    Finished products                                          46,626           46,512
    Material and work in process                               15,273           12,935
                                                            ---------        ---------
                                                               61,899           59,447
  Other current assets                                         75,238           76,453
                                                            ---------        ---------
      Total current assets                                    420,547          434,057

Property, plant, and equipment                                461,934          463,056
Less accumulated depreciation and amortization               (349,326)        (346,358)
                                                            ---------        ---------
                                                              112,608          116,698

Intangible assets, net                                          3,649            3,891
Other assets                                                   64,290           63,181
                                                            ---------        ---------
        Total assets                                        $ 601,094        $ 617,827
                                                            =========        =========
Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                          $  21,751        $  26,813
  Accrued employee compensation and benefits                   29,649           31,834
  Accrued marketing expenses                                   24,719           29,045
  Other accrued expenses                                       31,715           32,580
  Income taxes payable                                         15,534           19,883
  Short-term notes payable and current
   portion of other obligations                                 7,451            7,706
                                                            ---------        ---------
      Total current liabilities                               130,819          147,861

Long-term debt and other obligations                           44,899           45,373
Shareholders' equity
  Common stock; $1.00 par value; authorized -
   21,500,000 shares; issued and outstanding
   - 9,101,212 shares in 2003; 9,078,798 shares in 2002         9,101            9,079
  Class A common stock; $1.00 par value; authorized -
   50,000,000 shares; issued and outstanding - 9,197,413
   shares in 2003; 9,150,967 shares in 2002                     9,197            9,151
  Class B common stock; $1.00 par value; authorized -
   8,500,000 shares; issued and outstanding - 919,935
   shares in 2003; 921,985 shares in 2002                         920              922
  Additional paid-in capital                                   14,821           13,034
  Retained earnings                                           438,461          442,251
  Foreign currency translation adjustment                     (47,124)         (49,844)
                                                            ---------        ---------
      Total shareholders' equity                              425,376          424,593
                                                            ---------        ---------
        Total liabilities and shareholders' equity          $ 601,094        $ 617,827
                                                            =========        =========

See notes to condensed consolidated financial statements.

                          BANDAG, INCORPORATED AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Operations

                                                              Three Months Ended
In thousands, except per share data                                March 31,
                                                              2003         2002
                                                            ---------    ---------

Net sales                                                   $ 175,279    $ 192,493
Other income                                                    3,000        3,061
                                                            ---------    ---------
                                                              178,279      195,554

Cost of products sold                                         115,331      122,999
Engineering, selling, administrative, and other expenses       58,608       68,852
Interest expense                                                  659        1,767
                                                            ---------    ---------
                                                              174,598      193,618
                                                            ---------    ---------
Earnings before income taxes and cumulative
  effect of accounting change                                   3,681        1,936
Income taxes                                                    1,288          716
                                                            ---------    ---------
Earnings before cumulative effect of accounting change          2,393        1,220
Cumulative effect of accounting change
  (net of income tax benefit of $3,704)                          --        (47,260)
                                                            ---------    ---------
Net earnings (loss)                                         $   2,393    $ (46,040)
                                                            =========    =========

Basic earnings (loss) per share
  Earnings before cumulative effect of accounting change    $    0.13    $    0.06
  Cumulative effect of accounting change                         --          (2.30)
                                                            ---------    ---------
     Net earnings (loss)                                    $    0.13    $   (2.24)
                                                            =========    =========

Diluted earnings (loss) per share
  Earnings before cumulative effect of accounting change    $    0.12    $    0.06
  Cumulative effect of accounting change                         --          (2.27)
                                                            ---------    ---------
     Net earnings (loss)                                    $    0.12    $   (2.21)
                                                            =========    =========

Comprehensive net earnings (loss)                           $   5,113    $ (44,724)
Cash dividends per share                                    $   0.320    $   0.315
Depreciation included in expense                            $   6,961    $   7,641
Weighted average shares outstanding:
  Basic                                                        19,118       20,591
  Diluted                                                      19,277       20,781


See notes to condensed consolidated financial statements.

                          BANDAG, INCORPORATED AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Cash Flows


                                                              Three Months Ended
In thousands                                                       March 31,
                                                              2003         2002
                                                            ---------    ---------

Operating Activities
  Net earnings (loss)                                       $   2,393    $ (46,040)
  Cumulative effect of accounting change                         --         50,964
  Provision for depreciation and amortization                   7,200        7,687
  Decrease in operating assets and liabilities, net            10,482       27,792
                                                            ---------    ---------
      Net cash provided by operating activities                20,075       40,403

Investing Activities
  Additions to property, plant, and equipment                  (4,520)      (3,162)
  Purchases of investments                                     (3,000)      (5,000)
  Maturities of investments                                     6,043        3,543
  Divestitures of businesses                                    3,867         --
  Acquisitions of businesses                                     --         (2,000)
                                                            ---------    ---------
      Net cash provided by (used in) investing
       activities                                               2,390       (6,619)

Financing Activities
  Principal payments on short-term notes payable and
   long-term obligations                                          (21)         (77)
  Cash dividends                                               (6,128)      (6,502)
  Purchases of Common Stock, Class A Common Stock and
   Class B Common Stock                                           (33)         (41)
                                                            ---------    ---------
      Net cash used in financing activities                    (6,182)      (6,620)

Effect of exchange rate changes on cash and cash
 equivalents                                                    1,144        1,042
                                                            ---------    ---------
  Increase in cash and cash equivalents                        17,427       28,206
Cash and cash equivalents at beginning of period              129,412      145,625
                                                            ---------    ---------
      Cash and cash equivalents at end of period            $ 146,839    $ 173,831
                                                            =========    =========

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements - Unaudited


Note A. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


Note B. Comprehensive Net Earnings (Loss)

Comprehensive net earnings (loss) for the three month periods ended March 31, 2003 and 2002 were as follows (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                       2003         2002
                                                     ---------    ---------

Earnings before cumulative effect
 of accounting change                                $   2,393    $   1,220
Other comprehensive income:
  Foreign currency translation                           2,720        1,316
                                                     ---------    ---------
Comprehensive earnings before cumulative
 effect of accounting change                             5,113        2,536
Cumulative effect of accounting change
 (net of income tax benefit of $3,704)                    --        (47,260)
                                                     ---------    ---------
Comprehensive net earnings (loss)                    $   5,113    $ (44,724)
                                                     =========    =========

Note C. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                       Three Months Ended
                                                            March 31,
                                                       2003         2002
                                                     ---------    ---------

Numerator:
  Earnings before cumulative effect
   of accounting change                               $   2,393    $   1,220
                                                      =========    =========

Denominator:
  Weighted-average shares - Basic                        19,118       20,591

  Effect of dilutive:
    Restricted stock                                         57           55
    Stock options                                           102          135
                                                      ---------    ---------
                                                            159          190

Weighted-average shares - Diluted                        19,277       20,781
                                                      =========    =========

Earnings per share before cumulative effect
 of accounting change
    Basic                                             $    0.13    $    0.06
                                                      =========    =========
    Diluted                                           $    0.12    $    0.06
                                                      =========    =========


Note D. Non-Recurring Charges

During the fourth quarter of 2001, the Company recorded a non-recurring charge totaling $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs included $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. The Company paid $1,321,000 and $1,542,000 in 2002 and 2001, respectively, related to the termination of employees. In the year-to-date period ended March 31, 2003, the Company paid $15,000 relating to the termination of employees. As of March 31, 2003, $1,427,000 of the charges related to the closure of the North American tread rubber manufacturing facility remained accrued. The Company estimates that substantially all of the remaining payments will be made by the end of 2004.

Note E. Restructuring Charges

In 2002, the Company recorded restructuring charges totaling $3,500,000 ($2,450,000 net of tax benefits) for termination benefits covering 39 employees. In 2002, the Company paid approximately $650,000 for benefit payments. In the year-to-date period ended March 31, 2003, the Company paid $550,000 relating to the termination of employees. As of March 31, 2003, $2,465,000 of the charges related to the restructuring remained accrued, which reflects a $165,000 increase in the original provision due to exchange rate changes. The Company estimates that substantially all of the remaining payments will be made by the end of 2006.


Note F. Accounting for Stock-Based Compensation

During the second quarter of 2002, the Company adopted the fair value recognition and measurement provision of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures," effective as of the beginning of 2002. Under the modified prospective method of adoption selected by the Company, compensation cost recognized in 2002 and 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date in 1994.


Note G. Divestitures

During the first quarter of 2003, the Company's Tire Distribution Systems, Inc.
(TDS) segment sold seventeen locations with a net carrying value of $7,317,000 for cash of $3,867,000 and assumed liabilities of $3,649,000, resulting in a gain before income taxes and cumulative effect of accounting change of $199,000. The net assets of these locations consisted primarily of inventory and property, plant and equipment. These locations contributed $7,056,000 and $10,706,000 to net sales for the quarters ended March 31, 2003 and 2002, respectively. These locations incurred $1,374,000 and $284,000 of losses to earnings before income taxes and cumulative effect of accounting change for the quarters ended March 31, 2003 and 2002, respectively.

Note H. Assets Held for Sale

In the first quarter of 2003, the Company's TDS operating segment entered into letters of intent to sell twenty locations in Louisiana and Mississippi. TDS also has six locations in Okalahoma and three in Tennessee held for sale. These locations had net sales and loss before income taxes and cumulative effect of accounting change as follows (in thousands):

                                                      Letters       Assets Held
                                                     of Intent       for Sale
Three months ended March 31, 2003

Net sales                                            $ 12,725        $ 4,559

Loss before income taxes and cumulative
 effect of accounting change                         $   (457)       $  (359)

Three months ended March 31, 2002

Net sales                                            $ 12,634        $ 6,195

Loss before income taxes and cumulative
 effect of accounting change                         $   (202)       $  (143)

The net assets of these locations, consisting primarily of inventory and property, plant and equipment, were approximately $28,648,000 and $28,245,000 as of March 31, 2003 and December 31, 2002, respectively, and are classified as other current assets on the Company's Condensed Consolidated Balance Sheets.

Subsequent to March 31, 2003, TDS entered into agreements to sell the twenty locations in Louisiana and Mississippi and the six locations in Oklahoma referenced above. The Company has not yet calculated the gain or loss on these transactions.

Note I. Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note J. Operating Segment Information

The Company has two reportable operating segments: the Traditional Business and TDS. The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. The operations of the Traditional Business segment are evaluated by worldwide geographic region. The Company's operations located in the United States and Canada, together with Tire Management Solutions, Inc. (TMS), and Quality Design Systems, Inc. (QDS), are integrated and managed as one unit, which is referred to internally as North America. The Company's operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International.

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

                                         BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended March 31 (in thousands):

                                                                        Traditional Business
                                            --------------------------------------------------------------------------
                                                 North America                Europe                International
                                            ----------------------    ----------------------    ----------------------
                                               2003         2002         2003         2002         2003         2002
                                            ---------    ---------    ---------    ---------    ---------    ---------
Sales by Product
   Retread products                         $  58,409    $  64,624    $  17,249    $  12,148    $  20,109    $  22,343
   New tires                                       --           --           --           --           --           --
   Retread tires                                   --           --           --           --           --           --
   Equipment                                    5,311        5,388        1,732          412          363          407
   Other                                        8,492        6,279           --           --           --           --
                                            ---------    ---------    ---------    ---------    ---------    ---------
Net sales to unaffiliated customers         $  72,212    $  76,291    $  18,981    $  12,560    $  20,472    $  22,750

Transfers between segments                     11,546       14,053          319          156        2,106          946

Operating earnings (loss)                   $   3,916    $  12,663    $   1,390    $    (172)   $   3,671    $   1,907
Interest income                                    --           --           --           --           --           --
Interest expense                                   --           --           --           --           --           --
                                            ---------    ---------    ---------    ---------    ---------    ---------
Earnings (loss) before income taxes &
 cumulative effect of accounting change     $   3,916    $  12,663    $   1,390    $    (172)   $   3,671    $   1,907
                                            =========    =========    =========    =========    =========    =========



                                                     TDS                      Other                  Consolidated
                                            ----------------------    ----------------------    ----------------------

                                               2003         2002         2003         2002         2003         2002
                                            ---------    ---------    ---------    ---------    ---------    ---------
Sales by Product
   Retread products                         $      --    $      --    $      --    $      --    $  95,767    $  99,115
   New tires                                   33,470       44,121           --           --       33,470       44,121
   Retread tires                               16,142       20,593           --           --       16,142       20,593
   Equipment                                       --           --           --           --        7,406        6,207
   Other                                       14,002       16,178           --           --       22,494       22,457
                                            ---------    ---------    ---------    ---------    ---------    ---------
Net sales to unaffiliated customers         $  63,614    $  80,892    $      --    $      --    $ 175,279    $ 192,493

Transfers between segments                        628          436           --           --       14,599       15,591

Operating earnings (loss)                   $  (4,052)   $  (5,965)   $  (1,741)   $  (6,139)   $   3,184    $   2,294
Interest income                                    --           --        1,156        1,409        1,156        1,409
Interest expense                                   --           --         (659)       1,767)        (659)      (1,767)
                                            ---------    ---------    ---------    ---------    ---------    ---------
Earnings (loss) before income taxes &
 cumulative effect of accounting change     $  (4,052)   $  (5,965)   $  (1,244)   $  (6,497)   $   3,681    $   1,936
                                            =========    =========    =========    =========    =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Results include the Company's two reportable operating segments - its Traditional Business and Tire Distribution Systems, Inc. (TDS).

During the first quarter of 2003, the Company's TDS segment sold seventeen locations with a net carrying value of $7,317,000 for cash of $3,867,000 and assumed liabilities of $3,649,000, resulting in a gain before income taxes and cumulative effect of accounting change of $199,000. The net assets of these locations consisted primarily of inventory and property, plant and equipment. These locations contributed $7,056,000 and $10,706,000 to net sales for the quarters ended March 31, 2003 and 2002, respectively. These locations incurred $1,374,000 and $284,000 of losses to earnings before income taxes and cumulative effect of accounting change for the quarters ended March 31, 2003 and 2002, respectively.

Also during the first quarter of 2003, the Company's TDS segment entered into letters of intent to sell twenty locations in Louisiana and Mississippi. TDS also has six locations in Oklahoma and three in Tennessee held for sale. These locations contributed $17,284,000 and $18,829,000 to net sales for the quarters ended March 31, 2003 and 2002, respectively. These locations contributed $816,000 and $345,000 of losses to earnings before income taxes and cumulative effect of accounting change for the quarters ended March 31, 2003 and 2002, respectively. The net assets of these locations were approximately $28,648,000 and $28,245,000 as of March 31, 2003 and December 31, 2002, respectively, and are classified as other current assets on the Company's Condensed Consolidated Balance Sheets. Subsequent to March 31, 2003, TDS entered into agreements to sell the twenty locations in Louisiana and Mississippi and the six locations in Oklahoma. The Company has not yet calculated the gain or loss on these transactions.

Consolidated net sales for the quarter ended March 31, 2003 decreased $17,214,000, or 9%, from the prior year period on a 2% decline in Traditional Business net sales and a 21% decline in TDS net sales. The decrease in Traditional Business net sales for the quarter ended March 31, 2003, primarily resulted from a 4% decline in retread material unit volume and an increase in dealer marketing programs classified as a reduction of sales, partially offset by a 19% increase in equipment sales. TDS net sales decreased $17,278,000, or 21%, for the quarter ended March 31, 2003 from the prior year period, primarily as a result of the divestitures and closures of 44 locations in 2002 and 2003. The Company's seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

Consolidated and Traditional Business gross profit margin for the quarter ended March 31, 2003, decreased by 1.9 and 5.4 percentage points from the prior year period, respectively. The decrease in consolidated and Traditional Business gross profit margin is primarily the result of margin erosion in North America, partially offset by lower TDS sales which carry lower gross margins than the Traditional Business. Gross profit margin for TDS increased 2.6 percentage points for the quarter ended March 31, 2003 as compared to the prior year period. The improvement in TDS gross profit margin was positively impacted by increased sales of higher margin product coupled with a decrease in cost of sales due to inventory adjustments.

Consolidated operating and other expenses decreased $10,244,000, or 15%, for the quarter ended March 31, 2003 from the prior year period. Traditional Business operating and other expenses for the quarter ended March 31, 2003 decreased $1,893,000, or 5%, from the prior year period. The decrease in consolidated operating and other expenses primarily resulted from the absence in the quarter ended March 31, 2003 of approximately $4,000,000 of litigation expenses and $2,200,000 of expenses related to converting SystemBandag users to the Roadware(TM) software system, both of which were recorded in the quarter ended March 31, 2002. Consolidated operating and other expenses were also positively impacted by the TDS divestitures and closures.

Consolidated earnings before income taxes and cumulative effect of accounting change increased $1,745,000 for the quarter ended March 31, 2003 as compared to the prior year period. Consolidated net earnings were $2,393,000 or $0.12 per diluted share for the quarter ended March 31, 2003.

TRADITIONAL BUSINESS

The Company's Traditional Business operations located in the United States and Canada, together with Tire Management Solutions, Inc. and Quality Design Systems, Inc., are integrated and managed as one unit, which is referred to internally as North America. North America sells to independent dealers as well as to TDS and other subsidiaries. Sales to TDS and other subsidiaries are eliminated in consolidation. Sales of $9,517,000 of retread products to TDS accounted for 14% of North America's total retread products sold for the quarter ended March 31, 2003, compared to $11,597,000, or 15%, in the prior year period. Total retread products sold in North America for the quarter ended March 31, 2003 decreased $8,628,000, or 11%, from the prior year period. Retread product sales to TDS and independent dealers for the quarter ended March 31, 2003, declined 18% and 10%, respectively, as compared to the prior year period. The decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations. The decrease in retread products sales to independent dealers is primarily due to an 8% decline in retread material volume, approximately half of which the Company estimates is due to dealer buying during the fourth quarter of 2002 in order to stock inventories ahead of a January price increase. Retread product sales to independent dealers are positively impacted by the TDS divestitures due to sales by North America to independent dealers rather than to TDS. Primarily as a result of the acquisition of Open Road Technologies in the first quarter of 2002, North America other net sales for the quarter ended March 31, 2003 increased $2,213,000 compared to the prior year period.

An increase of approximately $1,500,000 related to dealer marketing program expenses, classified as a reduction of sales, coupled with higher manufacturing expenses and lower volume primarily resulted in a 9 percentage point decrease in North America's gross margin for the quarter ended March 31, 2003 from the prior year period. North America's operating and other expenses for the quarter ended March 31, 2003 remained even with the prior year period. Operating and other expenses in the current quarter were negatively impacted by $1,400,000 of increased pension expense, which was offset by the absence of approximately $2,200,000 of expense incurred during the quarter ended March 31, 2002 related to converting SystemBandag users to the RoadWare(TM) software system. Lower sales and gross profit margin primarily resulted in a decrease for North America of $8,747,000 in earnings before income taxes and cumulative effect of accounting change for the quarter ended March 31, 2003 as compared to the prior year period.

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe increased $6,421,000, or 51%, for the quarter ended March 31, 2003 from the prior year period, primarily due to an 18% increase in material unit volume and strengthening of the euro. Gross margin increased 2.5 percentage points for the quarter ended March 31, 2003 compared to the prior year period. Operating and other expenses increased $1,389,000, or 31%, for the quarter ended March 31, 2003 as compared to the prior year period, primarily due to an increase of $1,017,000 of net foreign exchange losses. Principally as a result of higher sales and gross margin, partially offset by an increase in operating expenses, Europe recorded earnings before income taxes and cumulative effect of accounting change of $1,390,000 for the quarter ended March 31, 2003, as compared to a loss before income taxes and cumulative effect of accounting change of $172,000 for the prior year period.

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter ended March 31, 2003 decreased $2,278,000, or 10%, from the prior year period. The decrease in net sales is primarily a result of a 5% decrease in retread material unit volume, coupled with the lower translated value of the Brazilian real and Mexican peso, partially offset by the higher translated value of the South African rand. The gross margin for the quarter ended March 31, 2003 decreased 3.4 percentage points from the prior year period, due mainly to higher raw material costs. Operating and other expenses for the quarter ended March 31, 2003 decreased $3,306,000 from the prior year period, primarily due to an increase of $2,005,000 of net foreign exchange gains and the lower translated value of the Brazilian Real and Mexican peso. Earnings before income taxes and cumulative effect of accounting change for the quarter ended March 31, 2003 increased $1,764,000 from the prior year period, primarily due to the decrease in operating and other expenses.

TIRE DISTRIBUTION SYSTEMS, INC.

During the first quarter of 2003, TDS sold seventeen locations with a net carrying value of $7,317,000 for cash of $3,867,000 and assumed liabilities of $3,649,000, resulting in a gain before income taxes and cumulative effect of accounting change of $199,000. These locations contributed $7,056,000 and $10,706,000 to net sales for the quarters ended March 31, 2003 and 2002, respectively. These locations incurred $1,292,000 and $192,000 of losses to earnings before income taxes and cumulative effect of accounting change for the quarters ended March 31, 2003 and 2002, respectively.

TDS net sales for the quarter ended March 31, 2003 decreased $17,278,000, or 21%, from the prior year period, primarily due to the divestitures and closures of 44 TDS locations throughout 2002 and 2003. The divested and closed locations had sales of approximately $20,500,000 for the quarter ended March 31, 2002. The locations that were divested in the first quarter of 2003 contributed $7,056,000 to first quarter 2003 sales. Gross margin for the quarter ended March 31, 2003 increased 2.6 percentage points from the prior year period. TDS gross profit margin was positively impacted by increased sales of higher margin product coupled with a decrease in cost of sales due to inventory adjustments. Operating and other expenses decreased $3,953,000, or 17%, for the quarter ended March 31, 2003 primarily due to the divestitures and closures. Primarily as a result of the lower operating and other expenses, partially offset by the lower sales volume, TDS recorded a loss before income taxes and cumulative effect of accounting change of $4,052,000 for the quarter ended March 31, 2003, as compared to a loss on the same basis of $5,965,000 in the prior year period.


Financial Condition:

Liquidity

At March 31, 2003, the Company had cash and cash equivalents of $146,839,000, as compared to $129,412,000 at December 31, 2002. The Company's ratio of total current assets to total current liabilities was 3.2 to 1 at March 31, 2003 with current assets exceeding current liabilities by $289,728,000. At March 31, 2003, the Company had approximately $28,648,000 of assets held for sale, consisting primarily of inventory and property, plant and equipment classified as other current assets. At March 31, 2003, the Company had approximately $88,768,000 in borrowings available under unused lines of credit.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2003 was $20,075,000, primarily due to decreases in accounts receivables partially offset by decreases in accounts payable and other liabilities.

Investing Activities

The Company spent $4,520,000 on capital expenditures through March 31, 2003, compared to $3,162,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flows. During the quarter ended March 31, 2003, the Company sold seventeen TDS locations for cash proceeds of $3,867,000.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's maturities of investments exceeded purchases by $3,043,000 during the three months ended March 31, 2003, resulting in total investments of $11,218,000 as of March 31, 2003.

Financing Activities

Cash dividends totaled $6,128,000 for the quarter ended March 31, 2003, compared to $6,502,000 for the same period last year.


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

PART II. OTHER INFORMATION
                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          99.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. Section 1350

          99.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18
               U.S.C. Section 1350

     (b)  Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BANDAG, INCORPORATED
                                       (Registrant)



Date:   May 9, 2003                    /s/ Martin G. Carver
                                       ---------------------------------------
                                       Martin G. Carver
                                       Chairman and Chief Executive Officer



Date:   May 9, 2003                    /s/ Warren W. Heidbreder
                                       ---------------------------------------
                                       Warren W. Heidbreder
                                       Vice President, Chief Financial Officer

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


Date:    May 9, 2003                   By: /s/ Martin G. Carver
                                          -------------------------------------
                                           Martin G. Carver
                                           Chairman and Chief Executive Officer

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


Date:    May 9, 2003                 By: /s/ Warren W. Heidbreder
                                        ---------------------------------------
                                         Warren W. Heidbreder
                                         Vice President, Chief Financial Officer

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