Form 10-Q
period 2003-06-30
BANDAG INC
filed 2003-08-12
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                          Commission file number 1-7007

                              BANDAG, INCORPORATED
             (Exact name of registrant as specified in its charter)

                  Iowa                                     42-0802143
----------------------------------------          ----------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

2905 North Highway 61, Muscatine, Iowa                     52761-5886
----------------------------------------          ----------------------------
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

Common Stock, $1 par value; 9,230,473 shares as of July 31, 2003. Class A Common Stock, $1 par value, 9,230,169 shares as of July 31, 2003. Class B Common Stock, $1 par value; 919,688 shares as of July 31, 2003.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

                                      INDEX

Part I:   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
     Item 1.  Financial Statements (Unaudited)

              Condensed consolidated balance sheets -
              June 30, 2003 and December 31, 2002                           3

              Condensed consolidated statements of operations
              Three months ended June 30, 2003 and 2002;
              Six months ended June 30, 2003 and 2002                       4

              Condensed consolidated statements of cash flows
              Six months ended June 30, 2003 and 2002                       5

              Notes to condensed consolidated financial statements
              June 30, 2003                                                 6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk    16

     Item 4.  Controls and Procedures                                      16


PART II: OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             17

Signatures                                                                 18

EXHIBITS:

     Exhibit 31.1  Certification of Chief Executive Officer

     Exhibit 31.2  Certification of Chief Financial Officer

     Exhibit 32.1  Written Statement of the Chairman of the Board, Chief
                    Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. Section 1350

     Exhibit 32.2  Written Statement of the Vice President, Chief Financial
                    Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
                        BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

                                                         (Unaudited)
                                                           June 30,     December 31,
In thousands, except share data                              2003           2002
                                                         -----------   -------------
Assets
Current assets
  Cash and cash equivalents                               $ 141,954      $ 129,412
  Investments                                                16,394         14,261
  Accounts receivable, net                                  144,251        154,484
  Inventories
    Finished products                                        47,872         46,512
    Material and work in process                             15,523         12,935
                                                          ---------      ---------
                                                             63,395         59,447
  Other current assets                                       66,349         76,453
                                                          ---------      ---------
      Total current assets                                  432,343        434,057

Property, plant, and equipment                              467,197        463,056
Less accumulated depreciation and amortization             (353,948)      (346,358)
                                                          ---------      ---------
                                                            113,249        116,698

Intangible assets, net                                        3,410          3,891
Other assets                                                 64,808         63,181
                                                          ---------      ---------
        Total assets                                      $ 613,810      $ 617,827
                                                          =========      =========
Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                        $  23,472      $  26,813
  Accrued employee compensation and benefits                 30,833         31,834
  Accrued marketing expenses                                 25,851         29,045
  Other accrued expenses                                     28,636         32,580
  Income taxes payable                                       14,403         19,883
  Short-term notes payable and current portion of
   other obligations                                          7,441          7,706
                                                          ---------      ---------
      Total current liabilities                             130,636        147,861

Long-term debt and other obligations                         45,323         45,373
Shareholders' equity
  Common stock; $1.00 par value; authorized -
   21,500,000 shares; issued and outstanding -
   9,100,205 shares in 2003; 9,078,798 shares in 2002         9,100          9,079
  Class A common stock; $1.00 par value; authorized -
   50,000,000 shares; issued and outstanding -
   9,221,309 shares in 2003; 9,150,967 shares in 2002         9,221          9,151
  Class B common stock; $1.00 par value; authorized -
   8,500,000 shares; issued and outstanding - 919,888
   shares in 2003; 921,985 shares in 2002                       920            922
  Additional paid-in capital                                 15,979         13,034
  Retained earnings                                         440,928        442,251
  Foreign currency translation adjustment                   (38,297)       (49,844)
                                                          ---------      ---------
      Total shareholders' equity                            437,851        424,593
                                                          ---------      ---------
        Total liabilities and shareholders' equity        $ 613,810      $ 617,827
                                                          =========      =========

See notes to condensed consolidated financial statements.

                              BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

                                                  Three Months Ended         Six Months Ended
In thousands, except per share data                    June 30,                  June 30,
                                               -----------------------   -----------------------
                                                  2003         2002         2003         2002
                                               ----------   ----------   ----------   ----------

Net sales                                      $ 204,077    $ 231,147    $ 379,356    $ 423,640
Other income                                       2,743        2,891        5,743        5,952
                                               ---------    ---------    ---------    ---------
                                                 206,820      234,038      385,099      429,592

Cost of products sold                            129,535      143,168      244,866      266,167
Engineering, selling, administrative,
 and other expenses                               63,228       70,603      121,836      139,455
Interest expense                                     551        1,745        1,210        3,512
                                               ---------    ---------    ---------    ---------
                                                 193,314      215,516      367,912      409,134
                                               ---------    ---------    ---------    ---------
Earnings before income taxes and
 cumulative effect of accounting change           13,506       18,522       17,187       20,458
Income taxes                                       4,813        6,853        6,101        7,569
                                               ---------    ---------    ---------    ---------
Earnings before cumulative effect of
 accounting change                                 8,693       11,669       11,086       12,889
Cumulative effect of accounting change
  (net of income tax benefit of $3,704)             --           --           --        (47,260)
                                               ---------    ---------    ---------    ---------
Net earnings (loss)                            $   8,693    $  11,669    $  11,086    $ (34,371)
                                               =========    =========    =========    =========

Basic earnings (loss) per share
  Earnings before cumulative effect of
   accounting change                           $    0.45    $    0.58    $    0.58    $    0.63
  Cumulative effect of accounting change            --           --                       (2.32)
                                               ---------    ---------    ---------    ---------
     Net earnings (loss)                       $    0.45    $    0.58    $    0.58    $   (1.68)
                                               =========    =========    =========    =========

Diluted earnings (loss) per share
  Earnings before cumulative effect of
   accounting change                           $    0.45    $    0.57    $    0.57    $    0.63
  Cumulative effect of accounting change            --           --                       (2.29)
                                               ---------    ---------    ---------    ---------
     Net earnings (loss)                       $    0.45    $    0.57    $    0.57    $   (1.67)
                                               =========    =========    =========    =========

Comprehensive net earnings (loss)              $  17,520    $  12,145    $  22,633    $ (32,579)
Cash dividends per share                       $   0.320    $   0.315    $   0.640    $   0.630
Depreciation included in expense               $   6,571    $   8,219    $  13,532    $  15,860
Weighted average shares outstanding:
  Basic                                           19,156       20,235       19,137       20,413
  Diluted                                         19,371       20,405       19,324       20,593

See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Cash Flows


                                                            Six Months Ended
In thousands                                                    June 30,
                                                           2003         2002
                                                        ----------   ----------
Operating Activities
   Net earnings (loss)                                  $  11,086    $ (34,371)
   Cumulative effect of accounting change                    --         50,964
   Provision for depreciation and amortization             14,010       16,303
   (Increase) decrease in operating assets and
     liabilities, net                                      (4,375)      26,111
                                                        ---------    ---------
       Net cash provided by operating activities           20,721       59,007

Investing Activities
   Additions to property, plant, and equipment             (8,647)      (8,938)
   Purchases of investments                                (9,188)      (5,612)
   Maturities of investments                                7,055        7,330
   Divestitures of businesses                              11,115         --
   Acquisitions of businesses                                --         (2,000)
                                                        ---------    ---------
       Net cash provided by (used in) investing
        activities                                            335       (9,220)

Financing Activities
   Principal payments on short-term notes payable
    and long-term obligations                                 (31)         (77)
   Cash dividends                                         (12,279)     (13,008)
   Purchases of Common Stock, Class A Common Stock
    and Class B Common Stock                                 (110)     (40,309)
                                                        ---------    ---------
       Net cash used in financing activities              (12,420)     (53,394)

Effect of exchange rate changes on cash and cash
 equivalents                                                3,906        1,005
                                                        ---------    ---------
Increase (decrease) in cash and cash equivalents           12,542       (2,602)
Cash and cash equivalents at beginning of period          129,412      145,625
                                                        ---------    ---------
       Cash and cash equivalents at end of period       $ 141,954    $ 143,023
                                                        =========    =========


See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

Note A. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


Note B. Comprehensive Net Earnings (Loss)

Comprehensive net earnings (loss) for the three and six month periods ended June 30, 2003 and 2002 were as follows (in thousands):

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                        2003       2002       2003       2002
                                      --------   --------   --------   --------

Earnings before cumulative effect
 of accounting change                 $  8,693   $ 11,669   $ 11,086   $ 12,889
Other comprehensive income:
Foreign currency translation             8,827        476     11,547      1,792
                                      --------   --------   --------   --------
Comprehensive earnings before
 cumulative effect of accounting
 change                                 17,520     12,145     22,633     14,681
Cumulative effect of accounting
 change (net of income tax benefit
 of $3,704)                               --         --         --      (47,260)
                                      --------   --------   --------   --------
Comprehensive net earnings (loss)     $ 17,520   $ 12,145   $ 22,633   $(32,579)
                                      ========   ========   ========   ========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note C. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                        2003       2002       2003       2002
                                      --------   --------   --------   --------

Numerator:
  Earnings before cumulative
   effect of accounting change        $  8,693   $ 11,669   $ 11,086   $ 12,889
                                      ========   ========   ========   ========

Denominator:
  Weighted-average shares - Basic       19,156     20,235     19,137     20,413

Effect of dilutive:
  Restricted stock                          73         51         63         53
  Stock options                            142        119        124        127
                                      --------   --------   --------   --------
                                           215        170        187        180

Weighted-average shares - Diluted       19,371     20,405     19,324     20,593
                                      ========   ========   ========   ========

Earnings per share before
 cumulative effect of accounting
 change
    Basic                             $   0.45   $   0.58   $   0.58   $   0.63
                                      ========   ========   ========   ========
    Diluted                           $   0.45   $   0.57   $   0.57   $   0.63
                                      ========   ========   ========   ========


Note D. Non-Recurring Charges

During the fourth quarter of 2001, the Company recorded a non-recurring charge totaling $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs included $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. The Company paid $1,321,000 and $1,542,000 in 2002 and 2001, respectively, related to the termination of employees. In the year-to-date period ended June 30, 2003, the Company paid $42,000 relating to the termination of employees. As of June 30, 2003, $1,400,000 of the charges related to the closure of the North American tread rubber manufacturing facility remained accrued. The Company estimates that substantially all of the remaining payments will be made by the end of 2004.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note E. Restructuring Charges

In 2002, the Company recorded restructuring charges totaling $3,500,000 ($2,450,000 net of tax benefits) for termination benefits covering 39 employees. In 2002, the Company paid approximately $650,000 for benefit payments. In the year-to-date period ended June 30, 2003, the Company paid $1,489,000 relating to the termination of employees. As of June 30, 2003, $1,750,000 of the charges related to the restructuring remained accrued, which reflects a $389,000 increase in the original provision due to exchange rate changes. The Company estimates that substantially all of the remaining payments will be made by the end of 2006.

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

Note G. Divestitures

During the first and second quarters of 2003, the Company's Tire Distribution Systems, Inc. (TDS) segment sold 34 locations with a net carrying value of $18,371,000 for cash of $11,115,000 and assumed liabilities of $6,851,000. The divestitures resulted in a gain before income taxes and cumulative effect of accounting change of $199,000 in the first quarter of 2003 and a loss before income taxes and cumulative effect of accounting change of $804,000 in the second quarter of 2003. The assets of these locations consisted primarily of inventory and property, plant and equipment.

In conjunction with the divestiture of certain TDS locations in the second quarter of 2003, Bandag guaranteed third-party loans to a dealer of $1,045,000. The guarantee is secured by assets of the dealer. The term of the guarantee is three years. The fair value of the guarantee, which was estimated at $200,000, is included in long-term debt and other obligations in the Company's Condensed Consolidated Balance Sheet at June 30, 2003 with an offsetting charge included in earnings before income taxes and cumulative effect of accounting change recorded in the second quarter of 2003.

The divested locations had net sales and earnings (loss) before income taxes and cumulative effect of accounting change as follows (in thousands):

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                        2003       2002       2003       2002
                                      --------   --------   --------   --------
Net sales                             $ 7,889    $ 26,488   $ 24,738   $ 47,569
Earnings (loss) before income
  taxes and cumulative effect
  of accounting change                $(1,219)   $    568   $ (3,133)  $    130

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note H. Assets Held for Sale

During the second quarter of 2003, the Company's TDS operating segment entered into an agreement to sell ten locations in Louisiana. TDS also has three locations in Tennessee and one in Texas held for sale. These locations had net sales and earnings (loss) before income taxes and cumulative effect of accounting change as follows (in thousands):

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                        2003       2002       2003       2002
                                      --------   --------   --------   --------
Agreement to Sell

   Net sales                          $ 7,786    $ 7,946    $14,528    $14,625
   Earnings (loss) before income
     taxes and cumulative effect
     of accounting change             $  (907)   $    56    $(1,140)   $  (133)

Held for sale

   Net sales                          $ 2,457    $ 2,683    $ 4,400    $ 5,711
   Earnings (loss) before income
    taxes and cumulative effect
    of accounting change              $  (222)   $  (387)   $  (457)   $  (529)

The assets of these locations, consisting primarily of inventory and property, plant and equipment, had net carrying values of approximately $17,365,000 and $28,245,000 as of June 30, 2003 and December 31, 2002, respectively, and are classified with other current assets in the Company's Condensed Consolidated Balance Sheets.

During the second quarter of 2003, TDS recorded a $700,000 impairment charge, resulting from a valuation from an independent appraiser, in operating and other expenses for real estate that is classified as held for sale.


Note I. Recent Accounting Developments

In January 2003, the FASB issued Interpretation Number (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIE), defined as a separate legal structure that either 1) has equity investors who lack the essential characteristics of controlling financial interest, or 2) has equity investors that do not provide sufficient financial resources for the entity to support its own activities. FIN No. 46 requires that a VIE be consolidated by a company if that company is entitled to a majority of the VIE's residual returns or subject to a majority of its expected losses, and also requires disclosures concerning VIEs that a company is not required to consolidate but in which it has a significant variable interest. The Company is in the process of analyzing FIN No. 46 to determine its applicability, if any, to certain dealer loans. The Company had recorded approximately $7,200,000 of dealer loans as of June 30, 2003.


Note J. Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Note K. Operating Segment Information

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


                                           BANDAG, INCORPORATED AND SUBSIDIARIES


For the three months ended June 30 (in thousands):


                                                                       Traditional Business
                                           --------------------------------------------------------------------------------
                                                 North America                  Europe                  International
                                              2003          2002          2003          2002          2003          2002
                                           ----------    ----------    ----------    ----------    ----------    ----------
Sales by Product
   Retread products                        $  81,777     $  80,088     $  17,058     $  13,648     $  22,783     $  23,395
   New tires                                    --            --            --            --            --            --
   Retread tires                                --            --            --            --            --            --
   Equipment                                   5,230         5,139           777         1,160           371           528
   Other                                       9,354         8,360          --            --            --            --
                                           ---------     ---------     ---------     ---------     ---------     ---------
Net sales to unaffiliated customers        $  96,361     $  93,587     $  17,835     $  14,808     $  23,154     $  23,923

Transfers between segments                    10,382        15,705            57            70         1,444         1,036

Operating earnings (loss)                  $  16,379     $  23,271     $    (679)    $     361     $   2,429     $   4,255
Interest income                                 --            --            --            --            --            --
Interest expense                                --            --            --            --            --            --
                                           ---------     ---------     ---------     ---------     ---------     ---------
Earnings (loss) before income taxes &
 cumulative effect of accounting change    $  16,379     $  23,271     $    (679)    $     361     $   2,429     $   4,255
                                           =========     =========     =========     =========     =========     =========



                                                      TDS                        Other                   Consolidated
                                           --------------------------------------------------------------------------------
                                              2003          2002          2003          2002          2003          2002
                                           ----------    ----------    ----------    ----------    ----------    ----------
Sales by Product
   Retread products                        $    --       $    --       $    --       $    --       $ 121,618     $ 117,131
   New tires                                  36,296        55,212          --            --          36,296        55,212
   Retread tires                              15,856        22,545          --            --          15,856        22,545
   Equipment                                    --            --            --            --           6,378         6,827
   Other                                      14,575        21,072          --            --          23,929        29,432
                                           ---------     ---------     ---------     ---------     ---------     ---------
Net sales to unaffiliated customers        $  66,727     $  98,829     $    --       $    --       $ 204,077     $ 231,147

Transfers between segments                       562           661          --            --          12,445        17,472

Operating earnings (loss)                  $  (2,430)    $  (1,445)    $  (2,694)    $  (7,483)    $  13,005     $  18,959
Interest income                                 --            --           1,052         1,308         1,052         1,308
Interest expense                                --            --            (551)       (1,745)         (551)       (1,745)
                                           ---------     ---------     ---------     ---------     ---------     ---------
Earnings (loss) before income taxes &
 cumulative effect of accounting change    $  (2,430)    $  (1,445)    $  (2,193)    $  (7,920)    $  13,506     $  18,522
                                           =========     =========     =========     =========     =========     =========

                                           BANDAG, INCORPORATED AND SUBSIDIARIES


For the six months ended June 30 (in thousands):


                                                                       Traditional Business
                                           --------------------------------------------------------------------------------
                                                 North America                  Europe                  International
                                              2003          2002          2003          2002          2003          2002
                                           ----------    ----------    ----------    ----------    ----------    ----------
Sales by Product
   Retread products                        $ 140,186     $ 144,712     $  34,307     $  25,796     $  42,892     $  45,738
   New tires                                    --            --            --            --            --            --
   Retread tires                                --            --            --            --            --            --
   Equipment                                  10,541        10,527         2,509         1,572           734           935
   Other                                      17,846        14,639          --            --            --            --
                                           ---------     ---------     ---------     ---------     ---------     ---------
Net sales to unaffiliated customers        $ 168,573     $ 169,878     $  36,816     $  27,368     $  43,626     $  46,673

Transfers between segments                    21,928        29,758           376           226         3,550         1,982

Operating earnings (loss)                  $  20,295     $  35,934     $     711     $     189     $   6,100     $   6,162
Interest income                                 --            --            --            --            --            --
Interest expense                                --            --            --            --            --            --
                                           ---------     ---------     ---------     ---------     ---------     ---------
Earnings (loss) before income taxes &
 cumulative effect of accounting change    $  20,295     $  35,934     $     711     $     189     $   6,100     $   6,162
                                           =========     =========     =========     =========     =========     =========


                                                      TDS                        Other                   Consolidated
                                           --------------------------------------------------------------------------------
                                              2003          2002          2003          2002          2003          2002
                                           ----------    ----------    ----------    ----------    ----------    ----------
Sales by Product
   Retread products                        $    --       $    --       $    --       $    --       $ 217,385     $ 216,246
   New tires                                  69,766        99,333          --            --          69,766        99,333
   Retread tires                              31,998        43,138          --            --          31,998        43,138
   Equipment                                    --            --            --            --          13,784        13,034
   Other                                      28,577        37,250          --            --          46,423        51,889
                                           ---------     ---------     ---------     ---------     ---------     ---------
Net sales to unaffiliated customers        $ 130,341     $ 179,721     $    --       $    --       $ 379,356     $ 423,640

Transfers between segments                     1,190         1,097          --            --          27,044        33,063

Operating earnings (loss)                  $  (6,482)    $  (7,410)    $  (4,435)    $ (13,622)    $  16,189     $  21,253
Interest income                                 --            --           2,208         2,717         2,208         2,717
Interest expense                                --            --          (1,210)       (3,512)       (1,210)       (3,512)
                                           ---------     ---------     ---------     ---------     ---------     ---------
Earnings (loss) before income taxes &
 cumulative effect of accounting change    $  (6,482)    $  (7,410)    $  (3,437)    $ (14,417)    $  17,187     $  20,458
                                           =========     =========     =========     =========     =========     =========

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
-------

Results include the Company's two reportable operating segments - its Traditional Business and Tire Distribution Systems, Inc. (TDS).

On July 8, 2003, Yellow Corporation and Roadway Corporation, two major national trucking fleets, announced they have entered into an agreement under which Yellow Corporation will acquire Roadway Corporation. The Company currently has an outsourcing agreement with Roadway Corporation that expires in March 2004 and is currently in negotiations with Roadway Corporation to extend the contract. The Company is unable to predict what effect the proposed acquisition, if consummated, will have on its contract with Roadway Corporation. If, after acquiring Roadway Corporation, Yellow Corporation were to allow the contract to expire, the effect on the Company could be materially adverse to net sales and net income. The Company currently has tire and wheel assets of approximately $30,000,000 recorded in connection with this contract. Upon termination of the agreement, the tire and wheel assets will either be repurchased by Roadway Corporation or a third party at a contractually agreed upon price, which the Company believes will approximate their carrying value, or will remain the property of the Company.

     Sale of TDS Locations
     ---------------------
During the first and second quarters of 2003, the Company's TDS segment sold 34 locations with a net carrying value of $18,371,000 for cash of $11,115,000 and assumed liabilities of $6,815,000. The divestitures resulted in a gain before income taxes and cumulative effect of accounting change of $199,000 in the first quarter of 2003 and a loss before income taxes and cumulative effect of accounting change of $804,000 in the second quarter of 2003. In conjunction with the divestiture of certain TDS locations in the second quarter of 2003, Bandag guaranteed third-party loans to a dealer of $1,045,000. The guarantee is secured by assets of the dealer. The term of the guarantee is three years. The fair value of the guarantee, which was estimated at $200,000, is included in long-term debt and other obligations in the Company's Condensed Consolidated Balance Sheet at June 30, 2003 with an offsetting charge included in earnings before income taxes and cumulative effect of accounting change recorded in the second quarter of 2003. The assets of these locations consisted primarily of inventory and property, plant and equipment. These locations contributed $7,889,000 and $24,738,000 to net sales for the quarter and year-to-date periods ended June 30, 2003, respectively, and $26,488,000 and $47,569,000 to net sales for the quarter and year-to-date periods ended June 30, 2002, respectively. These locations incurred $1,219,000 and $3,133,000 of losses before income taxes and cumulative effect of accounting change for the quarter and year-to-date periods ended June 30, 2003, respectively, and $568,000 and $130,000 of earnings before income taxes and cumulative effect of accounting change for the quarter and year-to-date periods ended June 30, 2002, respectively.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

     Assets Held for Sale
     --------------------
Also during the second quarter of 2003, the Company's TDS segment entered into an agreement to sell ten locations in Louisiana. TDS also has three locations in Tennessee and one in Texas held for sale. These locations contributed $10,243,000 and $18,928,000 to net sales for the quarter and year-to-date periods ended June 30, 2003, respectively, and $10,629,000 and $20,336,000 to net sales for the quarter and year-to-date periods ended June 30, 2002, respectively. These locations contributed $1,129,000 and $1,597,000 of losses before income taxes and cumulative effect of accounting change for the quarter and year-to-date periods ended June 30, 2003, respectively, and $331,000 and $662,000 of losses before income taxes and cumulative effect of accounting change for the quarter and year-to-date periods ended June 30, 2002, respectively. The assets of these locations, consisting primarily of inventory and property, plant and equipment, had net carrying values of approximately $17,365,000 and $28,245,000 as of June 30, 2003 and December 31, 2002,
respectively, and are classified with other current assets in the Company's Condensed Consolidated Balance Sheets. During the second quarter of 2003, TDS recorded a $700,000 impairment charge, resulting from a valuation from an independent appraiser, in consolidated operating and other expenses for real estate that is classified as held for sale.

     Net Sales
     ---------
Consolidated net sales for the quarter and year-to-date periods ended June 30, 2003 decreased $27,070,000 and $44,284,000, or 12% and 11%, from the prior year periods, respectively. The decrease in consolidated net sales is substantially due to a $32,102,000 and $49,380,000, or 32% and 27%, decrease in TDS net sales for the quarter and year-to-date periods ended June 30, 2003, respectively, primarily as a result of the divestitures and closures of 61 locations in 2002 and 2003. The Company's seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

     Gross Profit Margins
     --------------------
Consolidated and Traditional Business gross profit margins for the quarter ended June 30, 2003, decreased by 1.5 and 4.8 percentage points from the prior year period, respectively. Consolidated and Traditional Business gross profit margins for the year-to-date period ended June 30, 2003 decreased 1.7 and 5.1 percentage points from the prior year period, respectively. The decrease in consolidated and Traditional Business gross profit margins is primarily the result of margin erosion in North America, partially offset, in the case of consolidated gross profit margin, by lower TDS sales which carry lower gross margins than the Traditional Business. Gross profit margin for TDS increased 1.2 and 1.8 percentage points for the quarter and year-to-date periods ended June 30, 2003, respectively, as compared to the prior year periods. The improvement in TDS gross profit margin was positively impacted by increased sales of higher margin product coupled with a decrease in cost of sales as a result of inventory adjustments recorded in the prior year.

     Operating and Other Expenses
     ----------------------------
Consolidated operating and other expenses decreased $7,375,000 and $17,619,000, or 10% and 13%, for the quarter and year-to-date periods ended June 30, 2003 from the prior year periods, respectively. The decrease in consolidated operating and other expenses primarily resulted from approximately $9,700,000 of litigation expenses and $2,200,000 of expenses related to

                      BANDAG, INCORPORATED AND SUBSIDIARIES

converting SystemBandag users to the Roadware(TM) software system, in the year-to-date period ended June 30, 2002, which did not occur during the similar period of 2003. Consolidated operating and other expenses were also positively impacted by the TDS divestitures and closures. Consolidated operating and other expenses were negatively impacted by $2,239,000 and $2,362,000 of net foreign exchange losses in the quarter and year-to-date periods ended June 30, 2003, respectively, primarily resulting from revaluing funds held in US Dollars outside the United States into local currencies, which had strengthened relative to the US Dollar. Consolidated operating and other expenses were also negatively impacted by $804,000 of net losses on TDS divestitures and a $700,000 impairment charge for real estate held for sale.

     Net Earnings
     ------------
Consolidated earnings before income taxes and cumulative effect of accounting change decreased $5,016,000 and $3,271,000 for the quarter and year-to-date periods ended June 30, 2003 as compared to the prior year periods, respectively. Consolidated net earnings were $8,693,000 and $11,086,000, or $0.45 and $0.57 per diluted share, for the quarter and year-to-date periods ended June 30, 2003, respectively, compared to consolidated net earnings of $11,669,000 and a loss of $34,371,000, or $0.57 and a loss of $1.67 per diluted share, for the quarter and year-to-date periods ended June 30, 2002, respectively. A cumulative effect of accounting change of $47,260,000 net of income tax, or $2.29 per diluted share, was recorded in the first quarter of 2002 in accordance with SFAS 142.

TRADITIONAL BUSINESS
--------------------

     North America
     -------------
The Company's Traditional Business operations located in the United States and Canada, together with Tire Management Solutions, Inc. and Quality Design Systems, Inc., are integrated and managed as one unit, which is referred to internally as North America. North America sells to independent dealers as well as to TDS and other subsidiaries. Sales to TDS and other subsidiaries are eliminated in consolidation. Sales of $8,636,000 and $18,153,000 of retread products to TDS accounted for 9% and 11% of North America's total retread products sold for the quarter and year-to-date periods ended June 30, 2003, respectively, compared to $13,170,000 and $24,767,000, or 14%, in each of the prior year periods. Total retread products sold in North America for the quarter and year-to-date periods ended June 30, 2003 decreased $3,235,000 and $11,863,000, or 3% and 7%, from the prior year periods, respectively. Retread product sales to TDS for the quarter and year-to-date periods ended June 30, 2003, declined 34% and 27%, respectively, as compared to the prior year periods. Despite the fact that retread product sales to independent dealers for the quarter ended June 30, 2003, increased 2%, retread product sales to independent dealers for the year-to-date period ended June 30, 2003 decreased 3%. The decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations. The year-to-date decrease in retread products sales to independent dealers is primarily due to a 7% decline in retread material volume, resulting primarily from dealer buying during the fourth quarter of 2002 as they stocked inventories ahead of a January price increase, flat freight traffic experienced by many major North American fleets, and pressure from new replacement truck tires in the traditional retread market. Sales to independent dealers should benefit as former TDS locations are sold. Primarily as a result of the acquisition of Open Road Technologies in the first

                      BANDAG, INCORPORATED AND SUBSIDIARIES

quarter of 2002, North America other net sales for the year-to-date period ended June 30, 2003 increased $3,207,000 compared to the prior year period.

A reduction in sales as a result of an increase in sales incentive programs, coupled with higher manufacturing expenses, higher raw material costs and lower volume primarily resulted in an eight and nine percentage point decrease in North America's gross margin for the quarter and year-to-date periods ended June 30, 2003 from the prior year periods, respectively. North America's operating and other expenses for the quarter ended June 30, 2003 increased 2% from the prior year period. North America's operating and other expenses for the year-to-date period ended June 30, 2003 increased 1% from the prior year period. Operating and other expenses in the current quarter and year-to-date period were negatively impacted by $1,000,000 and $2,400,000 of increased pension expense, respectively. Operating and other expenses for the year-to-date period ended June 30, 2003 was positively impacted by the absence of approximately $2,200,000 of expense incurred during the quarter ended March 31, 2002 related to converting SystemBandag users to the RoadWare(TM) software system. Lower sales and gross profit margin primarily resulted in a decrease for North America of $6,892,000 and $15,639,000 in earnings before income taxes and cumulative effect of accounting change for the quarter and year-to-date periods ended June 30, 2003 as compared to the prior year periods.

     Europe
     ------
The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe increased $3,027,000 and $9,448,000, or 20% and 35%, for the quarter and year-to-date periods ended June 30, 2003 from the prior year periods, respectively. Retread material volume decreased 1% for the quarter ended June 30, 2003 and increased 8% for the year-to-date period ended June 30, 2003, from the prior year periods. Net sales in Europe in the quarter and year-to-date periods ended June 30, 2003 were positively impacted by the strengthening of the euro. Gross margin remained even and increased 1.1 percentage points for the quarter and year-to-date periods ended June 30, 2003 compared to the prior year periods, respectively. Operating and other expenses increased $1,785,000 and $3,174,000, or 33% and 32%, for the quarter and year-to-date periods ended June 30, 2003 as compared to the prior year periods, respectively, primarily due to an increase of $818,000 and $1,835,000 of net foreign exchange losses, respectively. The net foreign exchange losses primarily resulted from revaluing funds held in US Dollars outside the United States into local currencies, which have strengthened relative to the US Dollar. Principally as a result of higher operating and other expenses, Europe incurred a loss before income taxes and cumulative effect of accounting change of $679,000 for the quarter ended June 30, 2003, as compared to earnings before income taxes and cumulative effect of accounting change of $361,000 for the prior year period. Principally as a result of higher sales, partially offset by higher operating and other expenses, Europe's earnings before income taxes and cumulative effect of accounting change was $711,000 for the year-to-date period ended June 30, 2003, as compared to $189,000 for the prior year period.

     International
     -------------
The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and

                      BANDAG, INCORPORATED AND SUBSIDIARIES

royalties from a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter and year-to-date periods ended June 30, 2003 decreased $769,000 and $3,047,000, or 3% and 7%, from the prior year periods, respectively. The decrease in net sales is primarily a result of a 13% and 9% decrease in retread material unit volume, coupled with the lower translated value of the Brazilian real and Mexican peso, partially offset by the higher translated value of the South African rand. The gross margin for the quarter and year-to-date periods ended June 30, 2003 decreased 5.3 and 4.4 percentage points from the prior year periods, respectively, due mainly to higher raw material costs, partially offset by price increases in Brazil and South Africa. Operating and other expenses for the quarter ended June 30, 2003 increased $496,000 from the prior year period, primarily due to an increase of $1,782,000 of net foreign exchange losses and the lower translated value of the Brazilian Real and Mexican peso. The net foreign exchange losses primarily resulted from revaluing funds held in US Dollars outside the United States into local currencies, which have strengthened relative to the US Dollar. Operating and other expenses for the year-to-date period ended June 30, 2003, decreased $2,810,000 from the prior year period, primarily due to management instituting new operating expense restrictions. Earnings before income taxes and cumulative effect of accounting change for the quarter and year-to-date periods ended June 30, 2003 decreased $1,826,000 and $62,000 from the prior year period, primarily due to lower gross margins and an increase in foreign exchange losses.

TIRE DISTRIBUTION SYSTEMS, INC.
-------------------------------

During the first and second quarters of 2003, the Company's TDS segment sold 34 locations with a net carrying value of $18,371,000 for cash of $11,115,000 and assumed liabilities of $6,815,000. The divestitures resulted in a gain before income taxes and cumulative effect of accounting change of $199,000 in the first quarter of 2003 and a loss before income taxes and cumulative effect of accounting change of $804,000 in the second quarter of 2003. In conjunction with the divestiture of certain TDS locations in the second quarter of 2003, Bandag guaranteed third-party loans to a dealer of $1,045,000. The guarantee is secured by assets of the dealer. The term of the guarantee is three years. The fair value of the guarantee, which was estimated at $200,000, is included in long-term debt and other obligations in the Company's Condensed Consolidated Balance Sheet at June 30, 2003 with an offsetting charge included in earnings before income taxes and cumulative effect of accounting change recorded in the second quarter of 2003. The assets of these locations consisted primarily of inventory and property, plant and equipment. These locations contributed $7,889,000 and $24,738,000 to net sales for the quarter and year-to-date periods ended June 30, 2003, respectively, and $26,488,000 and $47,569,000 to net sales for the quarter and year-to-date periods ended June 30, 2002, respectively. These locations incurred $1,219,000 and $3,133,000 of losses before income taxes and cumulative effect of accounting change for the quarter and year-to-date periods ended June 30, 2003, respectively and $568,000 and $130,000 of earnings before income taxes and cumulative effect of accounting change for the quarter and year-to-date periods ended June 30, 2002, respectively.

TDS net sales for the quarter and year-to-date periods ended June 30, 2003 decreased $32,102,000 and $49,380,000, or 32% and 27%, from the prior year periods, respectively, primarily due to the divestitures and closures of 61 TDS locations throughout 2002 and 2003.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

The divested and closed locations had sales of approximately $36,343,000 and $67,206,000 for the quarter and year-to-date periods ended June 30, 2002, respectively. The locations that were divested or closed in 2003 contributed $7,889,000 and $24,738,000 to net sales for the quarter and year-to-date periods ended June 30, 2003, respectively. Gross margin for the quarter and year-to-date periods ended June 30, 2003 increased 1.2 and 1.8 percentage points from the prior year periods, respectively. TDS gross profit margin was positively impacted by increased sales of higher margin product coupled with a decrease in cost of sales due to inventory adjustments. Operating and other expenses decreased $5,540,000 and $9,493,000, or 23% and 20%, for the quarter and year-to-date periods ended June 30, 2003, respectively, primarily due to the divestitures and closures, with the reduction for the quarter ended June 30, 2003 being partially offset by the loss on divestitures of $804,000 and the $700,000 impairment charge on real estate that were both recorded during the quarter ended June 30, 2003. TDS incurred a loss before income taxes and cumulative effect of accounting change of $2,430,000 and $6,482,000 for the quarter and year-to-date periods ended June 30, 2003, respectively, as compared to a loss on the same basis of $1,445,000 and $7,410,000 in the prior year periods.

Financial Condition:
--------------------

Liquidity

At June 30, 2003, the Company had cash and cash equivalents of $141,954,000, as compared to $129,412,000 at December 31, 2002. The Company's ratio of total current assets to total current liabilities was 3.3 to 1 at June 30, 2003 with current assets exceeding current liabilities by $301,707,000. At June 30, 2003, the Company had approximately $17,365,000 of assets held for sale, consisting primarily of inventory and property, plant and equipment classified as other current assets. At June 30, 2003, the Company had approximately $87,974,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2003 was $20,721,000, primarily due to net earnings and decreases in accounts receivables partially offset by decreases in accounts payable and other liabilities.

Investing Activities

The Company spent $8,647,000 on capital expenditures through June 30, 2003, compared to $8,938,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flows. During the six months ended June 30, 2003, the Company sold 34 TDS locations for cash proceeds of $11,115,000.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's purchases of investments exceeded maturities by

                      BANDAG, INCORPORATED AND SUBSIDIARIES

$2,133,000 during the six months ended June 30, 2003, resulting in total investments of $16,394,000 as of June 30, 2003.

Financing Activities

Cash dividends totaled $12,279,000 for the six months ended June 30, 2003, compared to $13,008,000 for the same period last year. During the quarter ended June 30, 2002, the Company purchased 1,114,746 shares of Bandag Class B Common Stock and 418,371 shares of Bandag Class A Common Stock from Lucille A. Carver, widow of the Company's founder, for approximately $40,184,000.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See the Company's most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Based on an evaluation performed by the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

Based on an evaluation performed by the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, there were no changes in the Company's internal control over financial reporting identified in such evaluation that occurred during the quarter ended June 30, 2003 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 4  - Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of the shareholders was held on May 13, 2003.

     (b) The following directors were elected for three-year terms expiring in 2006: Robert T. Blanchard Gary E. Dewel R. Stephen Newman

          In addition to the above directors, the following directors continued as directors for terms expiring as shown below

          Name                          Term Expires
          ----                          ------------
          Roy J. Carver, Jr.                2004
          James R. Everline                 2004
          Phillip J. Hanrahan               2004
          Martin G. Carver                  2005
          Edgar D. Jannotta                 2005

     (c) Two matters were voted upon at the annual meeting. First, the following three nominees, all of whom were incumbent directors, were elected as directors for a three-year term ending in 2006 by the following vote:

          Name                         Votes For           Votes Withheld
          ----                         ---------           --------------
          Robert T. Blanchard          17,284,747             138,621
          Gary E. Dewel                17,284,678             138,690
          R. Stephen Newman            17,284,978             138,390

          Shareholders also voted upon a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2003. The shareholders ratified the selection by the following vote:

          Votes For                  Votes Against          Abstentions
          ---------                  -------------          -----------
          17,195,808                    222,737                4,823

Item 6  - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1   Certification of Chief Executive Officer

          31.2   Certification of Chief Financial Officer

          32.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. Section 1350

          32.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. Section 1350

                      BANDAG, INCORPORATED AND SUBSIDIARIES


     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated April 17, 2003, reporting under Item 12, the issuance of a press release reporting financial results for the first quarter ended March 31, 2003.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BANDAG, INCORPORATED
                                         (Registrant)



Date:   August 12, 2003                  /s/ Martin G. Carver
                                         ---------------------------------------
                                         Martin G. Carver
                                         Chairman and Chief Executive Officer



Date:   August 12, 2003                  /s/ Warren W. Heidbreder
                                         ---------------------------------------
                                         Warren W. Heidbreder
                                         Vice President, Chief Financial Officer

                      BANDAG, INCORPORATED AND SUBSIDIARIES

                                  Exhibit Index

Exhibit
Number        Exhibit
-------       -------

31.1          Certification of Chief Executive Officer

31.2          Certification of Chief Financial Officer

32.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. Section 1350

32.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.
              Section 1350