Form 10-Q
period 2003-09-30
BANDAG INC
filed 2003-11-04
CIK 9534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                          Commission file number 1-7007

                              BANDAG, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Iowa                                         42-0802143
----------------------------------------                -----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

2905 North Highway 61, Muscatine, Iowa                         52761-5886
----------------------------------------                -----------------------
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

Common Stock, $1 par value; 9,099,775 shares as of October 31, 2003. Class A Common Stock, $1 par value, 9,233,683 shares as of October 31, 2003. Class B Common Stock, $1 par value; 919,288 shares as of October 31, 2003.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

                                      INDEX

Part I:   FINANCIAL INFORMATION                                         Page No.

          Item 1. Financial Statements (Unaudited)

                  Condensed consolidated balance sheets -
                  September 30, 2003 and December 31, 2002                    3

                  Condensed consolidated statements of operations
                  Three months ended September 30, 2003 and 2002;
                  Nine months ended September 30, 2003 and 2002               4

                  Condensed consolidated statements of cash flows
                  Nine months ended September 30, 2003 and 2002               5

                  Notes to condensed consolidated financial
                  statements September 30, 2003                               6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        13

          Item 3. Quantitative and Qualitative Disclosure about
                  Market Risk                                                20

          Item 4. Controls and Procedures                                    20


PART II:  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                           21

SIGNATURES                                                                   22

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

PART I. FINANCIAL INFORMATION
                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

                                                   (Unaudited)
                                                  September 30,     December 31,
In thousands, except share data                       2003              2002
                                                  -------------    -------------
Assets
Current assets
  Cash and cash equivalents                         $ 179,339        $ 129,412
  Investments                                           9,416           14,261
  Accounts receivable, net                            156,375          154,484
  Inventories
     Finished products                                 49,292           46,512
     Material and work in process                      15,063           12,935
                                                    ---------        ---------
                                                       64,355           59,447
  Other current assets                                 56,122           76,453
                                                    ---------        ---------
      Total current assets                            465,607          434,057

Property, plant, and equipment                        460,693          463,056
Less accumulated depreciation and amortization       (351,147)        (346,358)
                                                    ---------        ---------
                                                      109,546          116,698

Intangible assets, net                                  3,171            3,891
Other assets                                           66,399           63,181
                                                    ---------        ---------
        Total assets                                $ 644,723        $ 617,827
                                                    =========        =========
Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                  $  24,507        $  26,813
  Accrued employee compensation and benefits           32,397           31,834
  Accrued marketing expenses                           28,289           29,045
  Other accrued expenses                               32,444           32,580
  Income taxes payable                                 24,831           19,883
  Short-term notes payable and current portion
    of other obligations                                7,434            7,706
                                                    ---------        ---------
      Total current liabilities                       149,902          147,861

Long-term debt and other obligations                   45,335           45,373
Shareholders' equity
  Common stock; $1.00 par value; authorized -
    21,500,000 shares; issued and outstanding -
    9,099,375 shares in 2003; 9,078,798 shares
    in 2002                                             9,099            9,079
  Class A common stock; $1.00 par value;
    authorized - 50,000,000 shares; issued and
    outstanding - 9,231,743 shares in 2003;
    9,150,967 shares in 2002                            9,232            9,151
  Class B common stock; $1.00 par value;
    authorized - 8,500,000 shares; issued and
    outstanding - 919,688 shares in 2003;
    921,985 shares in 2002                                920              922
  Additional paid-in capital                           16,859           13,034
  Retained earnings                                   454,692          442,251
  Foreign currency translation adjustment             (41,316)         (49,844)
                                                    ---------        ---------
      Total shareholders' equity                      449,486          424,593
                                                    ---------        ---------
        Total liabilities and shareholders'
          equity                                    $ 644,723        $ 617,827
                                                    =========        =========

See notes to condensed consolidated financial statements.

                                  BANDAG, INCORPORATED AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Operations

                                                             Three Months Ended       Nine Months Ended
In thousands, except per share data                             September 30,           September 30,
                                                              2003        2002        2003         2002
                                                           ---------   ---------   ---------    ---------

Net sales                                                  $ 211,390   $ 245,902   $ 590,746    $ 669,542
Other income                                                   2,922       2,547       8,665        8,499
                                                           ---------   ---------   ---------    ---------
                                                             214,312     248,449     599,411      678,041

Cost of products sold                                        129,791     153,547     374,657      419,714
Engineering, selling, administrative, and other expenses      52,993      61,917     174,829      201,372
Interest expense                                                 527       1,829       1,737        5,341
                                                           ---------   ---------   ---------    ---------
                                                             183,311     217,293     551,223      626,427
                                                           ---------   ---------   ---------    ---------

Earnings before income taxes and cumulative
  effect of accounting change                                 31,001      31,156      48,188       51,614
Income taxes                                                  11,006      11,528      17,107       19,097
                                                           ---------   ---------   ---------    ---------
Earnings before cumulative effect of accounting change        19,995      19,628      31,081       32,517
Cumulative effect of accounting change
  (net of income tax benefit of $3,704)                         --          --          --        (47,260)
                                                           ---------   ---------   ---------    ---------
Net earnings (loss)                                        $  19,995   $  19,628   $  31,081    $ (14,743)
                                                           =========   =========   =========    =========

Basic earnings (loss) per share
  Earnings before cumulative effect of accounting change   $    1.04   $    1.03   $    1.62    $    1.63
  Cumulative effect of accounting change                        --                      --          (2.37)
                                                           ---------   ---------   ---------    ---------
     Net earnings (loss)                                   $    1.04   $    1.03   $    1.62    $   (0.74)
                                                           =========   =========   =========    =========

Diluted earnings (loss) per share
  Earnings before cumulative effect of accounting change   $    1.03   $    1.02   $    1.61    $    1.62
  Cumulative effect of accounting change                        --                      --          (2.35)
                                                           ---------   ---------   ---------    ---------
     Net earnings (loss)                                   $    1.03   $    1.02   $    1.61    $   (0.73)
                                                           =========   =========   =========    =========

Comprehensive net earnings (loss)                          $  16,976   $  15,292   $  39,609    $ (17,287)
Cash dividends per share                                   $   0.320   $   0.315   $   0.960    $   0.945
Depreciation included in expense                           $   6,049   $   7,174   $  19,581    $  23,034
Weighted average shares outstanding:
  Basic                                                       19,175      19,091      19,150       19,972
  Diluted                                                     19,378      19,237      19,342       20,141


See notes to condensed consolidated financial statements.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Cash Flows


                                                            Nine Months Ended
In thousands                                                  September 30,
                                                            2003         2002
                                                         ---------    ---------
Operating Activities
  Net earnings (loss)                                    $  31,081    $ (14,743)
  Cumulative effect of accounting change                      --         50,964
  Provision for depreciation and amortization               20,295       23,756
  Decrease in operating assets and liabilities, net            858       36,050
                                                         ---------    ---------
      Net cash provided by operating activities             52,234       96,027

Investing Activities
  Additions to property, plant, and equipment              (11,319)     (12,618)
  Purchases of investments                                 (14,200)     (11,030)
  Maturities of investments                                 19,045        8,673
  Divestitures of businesses                                21,449        3,379
  Acquisitions of businesses                                  --         (1,951)
                                                         ---------    ---------
      Net cash provided by (used in) investing
       activities                                           14,975      (13,547)

Financing Activities
  Principal payments on short-term notes payable and
    long-term obligations                                      (36)        (169)
  Cash dividends                                           (18,435)     (19,520)
  Purchases of Common Stock, Class A Common Stock
    and Class B Common Stock                                  (184)     (40,313)
                                                         ---------    ---------
      Net cash used in financing activities                (18,655)     (60,002)

Effect of exchange rate changes on cash and cash
  equivalents                                                1,373         (272)
                                                         ---------    ---------
  Increase in cash and cash equivalents                     49,927       22,206
Cash and cash equivalents at beginning of period           129,412      145,625
                                                         ---------    ---------
      Cash and cash equivalents at end of period         $ 179,339    $ 167,831
                                                         =========    =========

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements - Unaudited


Note A. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


Note B. Comprehensive Net Earnings (Loss)

Comprehensive net earnings (loss) for the three and nine month periods ended September 30, 2003 and 2002 were as follows (in thousands):

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2003        2002        2003       2002
                                    --------    --------    --------   --------

Earnings before cumulative effect
  of accounting change              $ 19,995    $ 19,628    $ 31,081   $ 32,517
Other comprehensive income:
  Foreign currency translation        (3,019)     (4,336)      8,528     (2,544)
                                    --------    --------    --------   --------
Comprehensive earnings before
  cumulative effect of accounting
  change                              16,976      15,292      39,609     29,973
Cumulative effect of accounting
  change (net of income tax
  benefit of $3,704)                    --          --          --      (47,260)
                                    --------    --------    --------   --------
Comprehensive net earnings (loss)   $ 16,976    $ 15,292    $ 39,609   $(17,287)
                                    ========    ========    ========   ========

Note C. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                         2003        2002        2003        2002
                                       --------    --------    --------    --------
Numerator:
  Earnings before cumulative effect
    of accounting change               $ 19,995    $ 19,628    $ 31,081    $ 32,517
                                       ========    ========    ========    ========
Denominator:
  Weighted-average shares - Basic        19,175      19,091      19,150      19,972

  Effect of dilutive:
    Restricted stock                         73          51          66          53
    Stock options                           130          95         126         116
                                       --------    --------    --------    --------
                                            203         146         192         169

Weighted-average shares - Diluted        19,378      19,237      19,342      20,141
                                       ========    ========    ========    ========

Earnings per share before cumulative
  effect of accounting change
    Basic                              $   1.04    $   1.03    $   1.62    $   1.63
                                       ========    ========    ========    ========
    Diluted                            $   1.03    $   1.02    $   1.61    $   1.62
                                       ========    ========    ========    ========

Note D. Non-Recurring Charges

During the fourth quarter of 2001, the Company recorded a non-recurring charge totaling $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs included $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. The Company paid $1,321,000 and $1,542,000 in 2002 and 2001, respectively, related to the termination of employees. In the year-to-date period ended September 30, 2003, the Company paid $81,000 relating to the termination of employees. As of September 30, 2003, $1,356,000 of the charges related to the closure of the North American tread rubber manufacturing facility remained accrued. The Company estimates that substantially all of the remaining payments will be made by the end of 2004.

Note E. Restructuring Charges

In 2002, the Company recorded restructuring charges totaling $3,500,000 ($2,450,000 net of tax benefits) for termination benefits covering 39 employees. In 2002, the Company paid approximately $650,000 for benefit payments. In the year-to-date period ended September 30, 2003, the Company paid $1,648,000 relating to the termination of employees. As of September 30, 2003, $1,479,000 of the charges related to the restructuring remained accrued, which reflects a $277,000 increase in the original provision due to exchange rate changes. Substantially all of the remaining payments, which are primarily severance pay, will be made by the end of 2006.

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

Note G. Divestitures

During 2003, the Company's Tire Distribution Systems, Inc. (TDS) segment sold 41 locations with a net carrying value of $30,963,000 for cash of $21,449,000 and assumed liabilities of $8,730,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes and cumulative effect of accounting change of $784,000 for the year-to-date period ended September 30, 2003, including a $700,000 impairment charge recorded in the second quarter, resulting from a valuation from an independent appraiser, in operating and other expenses for real estate that was sold in the third quarter of 2003. In the quarter ended September 30, 2003, the Company recorded a gain before income taxes and cumulative effect of accounting change of $521,000 as a result of the divestitures. During 2003, TDS also closed three locations.

In conjunction with the divestiture of certain TDS locations in the second and third quarters of 2003, Bandag guaranteed a portion of third-party loans to a dealer. Bandag's exposure under these guarantees is $2,965,000. The guarantees are secured by assets of the dealer. The term of the guarantees is three years. The fair value of the guarantees, which was estimated at $600,000, is included in long-term debt and other obligations in the Company's Condensed Consolidated Balance Sheet at September 30, 2003 with an offsetting charge included in earnings before income taxes and cumulative effect of accounting change of $200,000 recorded in the second quarter of 2003 and $400,000 recorded in the third quarter of 2003.

The divested and closed locations had net sales and earnings (loss) before income taxes and cumulative effect of accounting change as follows (in thousands):

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2003        2002        2003       2002
                                    --------    --------    --------   --------

Net sales                           $ 1,714     $ 36,767    $40,981    $ 98,961

Earnings (loss) before income
  taxes and cumulative effect
  of accounting change              $  (142)    $    861    $(3,802)   $    843

Note H. Assets Held for Sale

TDS has three locations in Tennessee held for sale. These locations had net sales and earnings (loss) before income taxes and cumulative effect of accounting change as follows (in thousands):

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2003        2002        2003       2002
                                    --------    --------    --------   --------

Net sales                           $ 1,978     $ 2,282     $ 5,332    $ 6,889

Earnings (loss) before income
  taxes and cumulative effect
  of accounting change              $    60     $  (190)    $  (133)   $  (585)


The assets of these locations, consisting primarily of inventory and property, plant and equipment, had net carrying values of approximately $5,179,000 as of September 30, 2003 and are classified with other current assets in the Company's Condensed Consolidated Balance Sheets. As of December 31, 2002 the Company had approximately $28,245,000 of assets classified as held for sale.

Note I. Recent Accounting Developments

In January 2003, the FASB issued Interpretation Number (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIE), defined as a separate legal structure that either 1) has equity investors who lack the essential characteristics of controlling financial interest, or 2) has equity investors that do not provide sufficient financial resources for the entity to support its own activities. FIN No. 46 requires that a VIE be consolidated by a company if that company is entitled to a majority of the VIE's residual returns or subject to a majority of its expected losses, and also requires disclosures concerning VIEs that a company is not required to consolidate but in which it has a significant variable interest. The Company is in the process of analyzing FIN No. 46 to determine its applicability, if any, to certain dealer loans and to the Company's franchise agreements. The Company had recorded approximately $6,200,000 of dealer loans as of September 30, 2003.

Note J. Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note K. Operating Segment Information

The Company has two reportable operating segments: Traditional Business and TDS. Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. The operations of the Traditional Business segment are evaluated by worldwide geographic region. The Company's operations located in the United States and Canada, together with Tire Management Solutions, Inc. (TMS), and Quality Design Systems, Inc. (QDS), are integrated and managed as one unit, which is referred to internally as North America. The Company's operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International.

TDS operates franchised retreading locations and commercial, retail, and wholesale outlets primarily in the western region of the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Other consists of corporate administrative expenses including corporate legal expenses.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. Intrasegment sales between Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

                                       BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended September 30 (in thousands):

                                                                   Traditional Business
                                         -------------------------------------------------------------------------
                                              North America               Europe                 International
                                            2003        2002         2003         2002         2003         2002
                                         ---------   ---------    ---------    ---------    ---------    ---------
Sales by Product
   Retread products                      $  97,160   $  89,487    $  17,132    $  15,472    $  23,274    $  21,615
   New tires                                  --          --           --           --           --           --
   Retread tires                              --          --           --           --           --           --
   Equipment                                 4,537       5,005          713        1,411          180          385
   Other                                     8,289       8,561         --           --           --           --
                                         ---------   ---------    ---------    ---------    ---------    ---------
Net sales to unaffiliated customers      $ 109,986   $ 103,053    $  17,845    $  16,883    $  23,454    $  22,000
                                         =========   =========    =========    =========    =========    =========

Sales between segments                   $  12,446   $  16,665    $      70    $     283    $   2,659    $   1,846

Operating earnings (loss)                $  27,000   $  30,082    $    (147)   $     360    $   3,714    $   3,514
Interest income                               --          --           --           --           --           --
Interest expense                              --          --           --           --           --           --
                                         ---------   ---------    ---------    ---------    ---------    ---------
Earnings (loss) before income taxes &
cumulative effect of accounting change   $  27,000   $  30,082    $    (147)   $     360    $   3,714    $   3,514
                                         =========   =========    =========    =========    =========    =========


                                                  TDS                      Other                 Consolidated
                                         -------------------------------------------------------------------------
                                            2003        2002         2003         2002         2003         2002
                                         ---------   ---------    ---------    ---------    ---------    ---------
Sales by Product
   Retread products                      $    --     $    --      $    --      $    --      $ 137,566    $ 126,574
   New tires                                32,313      57,405         --           --         32,313       57,405
   Retread tires                            13,956      24,306         --           --         13,956       24,306
   Equipment                                  --          --           --           --          5,430        6,801
   Other                                    13,836      22,255         --           --         22,125       30,816
                                         ---------   ---------    ---------    ---------    ---------    ---------
Net sales to unaffiliated customers      $  60,105   $ 103,966    $    --      $    --      $ 211,390    $ 245,902
                                         =========   =========    =========    =========    =========    =========

Sales between segments                   $     347   $     814    $    --      $    --      $  15,522    $  19,608

Operating earnings (loss)                $   1,867   $    (959)   $  (2,204)   $    (978)   $  30,230    $  32,019
Interest income                               --          --          1,298          966        1,298          966
Interest expense                              --          --           (527)      (1,829)        (527)      (1,829)
                                         ---------   ---------    ---------    ---------    ---------    ---------
Earnings (loss) before income taxes &
cumulative effect of accounting change   $   1,867   $    (959)   $  (1,433)   $  (1,841)   $  31,001    $  31,156
                                         =========   =========    =========    =========    =========    =========

                                       BANDAG, INCORPORATED AND SUBSIDIARIES

For the nine months ended September 30 (in thousands):

                                                                   Traditional Business
                                         --------------------------------------------------------------------------
                                              North America                Europe                 International
                                            2003        2002         2003         2002         2003         2002
                                         ---------    ---------    ---------    ---------    ---------    ---------
Sales by Product
   Retread products                      $ 237,346    $ 234,199    $  51,439    $  41,268    $  66,166    $  67,353
   New tires                                  --           --           --           --           --           --
   Retread tires                              --           --           --           --           --           --
   Equipment                                15,078       15,532        3,222        2,983          914        1,320
   Other                                    26,135       23,200         --           --           --           --
                                         ---------    ---------    ---------    ---------    ---------    ---------
Net sales to unaffiliated customers      $ 278,559    $ 272,931    $  54,661    $  44,251    $  67,080    $  68,673
                                         =========    =========    =========    =========    =========    =========

Sales between segments                   $  34,374    $  46,423    $     446    $     509    $   6,209    $   3,828

Operating earnings (loss)                $  47,295    $  66,016    $     564    $     549    $   9,814    $   9,676
Interest income                               --           --           --           --           --           --
Interest expense                              --           --           --           --           --           --
                                         ---------    ---------    ---------    ---------    ---------    ---------
Earnings (loss) before income taxes &
cumulative effect of accounting change   $  47,295    $  66,016    $     564    $     549    $   9,814    $   9,676
                                         =========    =========    =========    =========    =========    =========

                                                  TDS                       Other                 Consolidated
                                         --------------------------------------------------------------------------
                                            2003         2002         2003         2002         2003         2002
                                         ---------    ---------    ---------    ---------    ---------    ---------
Sales by Product
   Retread products                      $    --      $    --      $    --      $    --      $ 354,951    $ 342,820
   New tires                               102,079      156,738         --           --        102,079      156,738
   Retread tires                            45,954       67,444         --           --         45,954       67,444
   Equipment                                  --           --           --           --         19,214       19,835
   Other                                    42,413       59,505         --           --         68,548       82,705
                                         ---------    ---------    ---------    ---------    ---------    ---------
Net sales to unaffiliated customers      $ 190,446    $ 283,687    $    --      $    --      $ 590,746    $ 669,542
                                         =========    =========    =========    =========    =========    =========

Sales between segments                   $   1,537    $   1,911    $    --      $    --      $  42,566    $  52,671

Operating earnings (loss)                $  (4,615)   $  (8,369)   $  (6,639)   $ (14,600)   $  46,419    $  53,272
Interest income                               --           --          3,506        3,683        3,506        3,683
Interest expense                              --           --         (1,737)      (5,341)      (1,737)      (5,341)
                                         ---------    ---------    ---------    ---------    ---------    ---------
Earnings (loss) before income taxes &
cumulative effect of accounting change   $  (4,615)   $  (8,369)   $  (4,870)   $ (16,258)   $  48,188    $  51,614
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

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
-------

Results include the Company's two reportable operating segments - its Traditional Business and Tire Distribution Systems, Inc. (TDS).

On July 8, 2003, Yellow Corporation and Roadway Corporation, two major national trucking fleets, announced they have entered into an agreement under which Yellow Corporation will acquire Roadway Corporation. The Company currently has an outsourcing agreement with Roadway Corporation that expires in March 2004 and is currently in negotiations with Roadway Corporation to extend the contract. The Company is unable to predict what effect the proposed acquisition, if consummated, will have on its contract with Roadway Corporation. If, after acquiring Roadway Corporation, Yellow Corporation were to allow the contract to expire, the effect on the Company could be materially adverse to net sales and net income. The Company currently has tire and wheel assets of approximately $30,200,000 recorded in connection with this contract. Upon termination of the agreement, the tire and wheel assets will either be repurchased by Roadway Corporation or a third party at a contractually agreed upon price, which the Company believes will approximate their carrying value, or will remain the property of the Company.

     Sale of TDS Locations
     ---------------------

During 2003, TDS sold 41 locations with a net carrying value of $30,963,000 for cash of $21,449,000 and assumed liabilities of $8,730,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes and cumulative effect of accounting change of $784,000 for the year-to-date period ended September 30, 2003, including a $700,000 impairment charge, resulting from a valuation from an independent appraiser, in operating and other expenses for real estate that was sold in the third quarter of 2003. In the quarter ended September 30, 2003, the Company recorded a gain before income taxes and cumulative effect of accounting change of $521,000 as a result of the divestitures. During 2003, TDS also closed three locations.

In conjunction with the divestiture of certain TDS locations in the second and third quarters of 2003, Bandag guaranteed a portion of third-party loans to a dealer. Bandag's exposure under these guarantees is $2,965,000. The guarantees are secured by assets of the dealer. The term of the guarantees is three years. The fair value of the guarantees, which was estimated at $600,000, is included in long-term debt and other obligations in the Company's Condensed Consolidated Balance Sheet at September 30, 2003 with an offsetting charge included in earnings before income taxes and cumulative effect of accounting change of $200,000 recorded in the second quarter of 2003 and $400,000 recorded in the third quarter of 2003.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

The divested and closed locations had net sales and earnings (loss) before income taxes and cumulative effect of accounting change as follows (in thousands):

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2003        2002        2003       2002
                                    --------    --------    --------   --------

Net sales                           $ 1,714     $36,767     $40,981    $98,961

Earnings (loss) before income
  taxes and cumulative effect of
  accounting change                 $  (142)    $   861     $(3,802)   $   843


     Assets Held for Sale
     --------------------

TDS has three locations in Tennessee held for sale. These locations had net sales and earnings (loss) before income taxes and cumulative effect of accounting change as follows (in thousands):

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2003        2002        2003       2002
                                    --------    --------    --------   --------

Net sales                           $ 1,978     $ 2,282     $ 5,332    $ 6,889

Earnings (loss) before income
  taxes and cumulative effect of
  accounting change                 $    60     $  (190)    $  (133)   $  (585)


The assets of these locations, consisting primarily of inventory and property, plant and equipment, had net carrying values of approximately $5,179,000 as of September 30, 2003 and are classified with other current assets in the Company's Condensed Balance Sheets. As of December 31, 2002 the Company had approximately $28,245,000 of assets classified as held for sale.

     Net Sales
     ---------

Consolidated net sales for the quarter and year-to-date periods ended September 30, 2003 decreased $34,512,000 and $78,796,000, or 14% and 12%, from the prior year periods, respectively. The decrease in consolidated net sales is substantially due to a $43,861,000 and $93,241,000, or 42% and 33%, decrease in TDS net sales for the quarter and year-to-date periods ended September 30, 2003, respectively, primarily as a result of the divestitures and closures of 71 locations in 2002 and 2003. Net sales were positively impacted by $4,785,000 and $4,964,000 for the quarter and year-to-date periods ended September 30, 2003, due to the effect of translating foreign currency denominated results to U.S. dollars. The Company's seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

     Gross Profit Margins
     --------------------

Consolidated gross profit margin for the quarter ended September 30, 2003, increased 1.0 percentage points from the prior year period. Traditional Business gross profit margin for the

                      BANDAG, INCORPORATED AND SUBSIDIARIES

quarter ended September 30, 2003, decreased by 1.6 percentage points from the prior year period. Consolidated and Traditional Business gross profit margins for the year-to-date period ended September 30, 2003 decreased 0.7 and 3.8 percentage points from the prior year period, respectively. The decrease in Traditional Business gross profit margin is primarily the result of margin erosion in North America. The increase in consolidated gross profit margin for the quarter is primarily due to lower TDS sales which carry lower gross margins than Traditional Business. Gross profit margin for TDS increased 1.5 and 1.7 percentage points for the quarter and year-to-date periods ended September 30, 2003, respectively, as compared to the prior year periods. The improvement in TDS gross profit margin was positively impacted by increased sales of higher margin product coupled with a decrease in cost of sales as a result of inventory adjustments recorded in the prior year.

     Operating and Other Expenses
     ----------------------------

Consolidated operating and other expenses decreased $8,924,000 and $26,543,000, or 14% and 13%, for the quarter and year-to-date periods ended September 30, 2003 from the prior year periods, respectively. The decrease in consolidated operating and other expenses for the year-to-date period ended September 30, 2003 primarily resulted from the TDS divestitures and closures coupled with approximately $10,700,000 of litigation expenses and $2,200,000 of expenses related to converting SystemBandag users to the Roadware(TM) software system, in the year-to-date period ended September 30, 2002, which did not occur during the similar period of 2003. Consolidated operating and other expenses for the year-to-date period ended September 30, 2003, were negatively impacted by $84,000 of net losses on TDS divestitures and a $700,000 impairment charge for real estate held for sale.

     Net Earnings
     ------------

Consolidated earnings before income taxes and cumulative effect of accounting change decreased $155,000 and $3,426,000 for the quarter and year-to-date periods ended September 30, 2003 as compared to the prior year periods, respectively. Consolidated net earnings were $19,995,000 and $31,081,000, or $1.03 and $1.61 per diluted share, for the quarter and year-to-date periods ended September 30, 2003, respectively, compared to consolidated net earnings of $19,628,000 and a loss of $14,743,000, or $1.02 and a loss of $0.73 per diluted share, for the quarter and year-to-date periods ended September 30, 2002, respectively. A cumulative effect of accounting change of $47,260,000 net of income tax, or $2.35 per diluted share, was recorded in the first quarter of 2002 in accordance with SFAS 142, "Goodwill and Other Intangible Assets."

Due to the settlement of several tax audits, the Company is reviewing its deferred tax accounts and will make any necessary adjustments in the fourth quarter of 2003. The Company believes this will not have a negative impact on earnings.

TRADITIONAL BUSINESS
--------------------

     North America
     -------------

The Company's Traditional Business operations located in the United States and Canada, together with Tire Management Solutions, Inc. and Quality Design Systems, Inc., are integrated and managed as one unit, which is referred to internally as North America. North America sells to independent dealers as well as to TDS and other subsidiaries. Sales to TDS and other

                      BANDAG, INCORPORATED AND SUBSIDIARIES

subsidiaries are eliminated in consolidation. Accordingly, as TDS locations are divested and become unaffiliated Bandag customers, sales to independent dealers will benefit. The table below depicts the breakout of North America's retread product sales between TDS and independent dealers.

                                      Three Months Ended                 Nine Months Ended
(in thousands)                           September 30,                     September 30,
                                                      Increase                           Increase
Retread Product Sales            2003       2002     (Decrease)     2003       2002     (Decrease)
                               --------   --------   ----------   --------   --------   ----------

Sales to Independent Dealers   $ 97,160   $ 89,487       8.6%     $237,346   $234,199       1.3%
Sales to TDS                      6,802     13,882     -51.0%       24,955     38,649     -35.4%
                               --------   --------                --------   --------
Total Retread Product Sales    $109,064   $105,001       0.6%     $262,301   $272,848      -3.9%
                               ========   ========                ========   ========

The increase in retread product sales to independent dealers is due to several factors including (a) increased sales to independent dealers that purchased TDS locations, (b) the effect of translating Canadian dollar foreign currency denominated sales to U.S. dollars of $1,390,000 and $2,747,000 for the quarter and year-to-date periods ended September 30, 2003, respectively, and (c) the impact of a January 1, 2003 price increase. These factors were offset by an overall decrease in volume. The decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations.

Primarily as a result of increased sales of RoadWare(TM) software, North America other net sales for the year-to-date period ended September 30, 2003 increased $2,935,000 compared to the prior year period.

An increase in fleet subsidy, coupled with higher manufacturing expenses, higher raw material costs and lower volume primarily resulted in a five and seven percentage point decrease in North America's gross margin for the quarter and year-to-date periods ended September 30, 2003 from the prior year periods, respectively.

North America's operating and other expenses for the quarter and year-to-date periods ended September 30, 2003 increased 7% and 3% from the prior year periods, respectively. Operating and other expenses were negatively impacted by $1,200,000 and $3,600,000 of increased pension expense for the quarter and year-to-date periods ended September 30, 2003, respectively. Operating and other expenses for the year-to-date period ended September 30, 2003 was positively impacted by the absence of approximately $2,200,000 of expense incurred during the quarter ended March 31, 2002 related to converting SystemBandag users to the RoadWare(TM) software system.

Lower gross profit margin and increased operating and other expenses primarily resulted in a decrease for North America of $3,082,000 and $18,721,000 in earnings before income taxes and cumulative effect of accounting change for the quarter and year-to-date periods ended September 30, 2003, respectively, as compared to the prior year periods.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

     Europe
     ------

The Company's operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe increased $962,000 and $10,410,000, or 6% and 24%, for the quarter and year-to-date periods ended September 30, 2003 from the prior year periods, respectively. Retread material volume decreased 2% for the quarter ended September 30, 2003 and increased 4% for the year-to-date period ended September 30, 2003, from the prior year periods. Net sales in Europe in the quarter and year-to-date periods ended September 30, 2003 were positively impacted by $2,435,000 and $9,013,000, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin decreased 2.8 percentage points and remained even for the quarter and year-to-date periods ended September 30, 2003 compared to the prior year periods, respectively. The decrease in gross margin for the quarter ended September 30, 2003 is primarily due to higher manufacturing costs.

Operating and other expenses increased $152,000 and $3,326,000, or 3% and 22%, for the quarter and year-to-date periods ended September 30, 2003 as compared to the prior year periods, respectively. Operating expenses for the quarter ended September 30, 2003 were positively impacted by $857,000 of net foreign exchange gains primarily resulting from revaluing funds held in U.S. Dollars outside the United States into local currencies which was offset by higher expenses related to securing new fleet contracts. Operating expenses for the year-to-date period ended September 30, 2003 were negatively impacted by $978,000 of net foreign exchange losses coupled with higher expenses related to securing new fleet contracts.

Principally as a result of higher operating and other expenses, Europe incurred a loss before income taxes and cumulative effect of accounting change of $147,000 for the quarter ended September 30, 2003, as compared to earnings before income taxes and cumulative effect of accounting change of $360,000 for the prior year period. Principally as a result of higher sales, partially offset by higher operating and other expenses, Europe's earnings before income taxes and cumulative effect of accounting change was $564,000 for the year-to-date period ended September 30, 2003, as compared to $549,000 for the prior year period.

     International
     -------------

The Company's exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter ended September 30, 2003 increased $1,454,000, or 7% from the prior year period. Net sales for the year-to-date period ended September 30, 2003 decreased $1,593,000, or 2% from the prior year period. Retread material unit volume decreased 14% and 11% for the quarter and year-to-date periods ended September 30, 2003 from the prior year periods, respectively. The increase in net sales for the quarter ended September 30, 2003 is primarily due to the effect of translating foreign currency denominated results to U.S. dollars of $960,000, partially offset by lower retread material unit volume. The decrease in net sales for the year-to-date period ended September 30, 2003 is primarily a result of the decrease in retread material unit volume and a reduction in sales of

                      BANDAG, INCORPORATED AND SUBSIDIARIES

$6,796,000 due to the effect of translating foreign currency denominated results to U.S. dollars, partially offset by price increases.

The gross margin for the quarter and year-to-date periods ended September 30, 2003 decreased 2.4 and 3.7 percentage points from the prior year periods, respectively, due mainly to higher raw material costs, partially offset by price increases in Brazil and South Africa. Operating and other expenses for the year-to-date period ended September 30, 2003 decreased $2,847,000 from the prior year period, primarily due to management instituting new operating expense restrictions. Earnings before income taxes and cumulative effect of accounting change for the quarter and year-to-date periods ended September 30, 2003 increased $200,000 and $138,000 from the prior year period, primarily due to lower operating and other expenses.

TIRE DISTRIBUTION SYSTEMS, INC.
-------------------------------

TDS net sales for the quarter and year-to-date periods ended September 30, 2003 decreased $43,861,000 and $93,241,000, or 42% and 33%, from the prior year periods, respectively, primarily due to the divestitures and closures of 71 TDS locations throughout 2002 and 2003. These divested and closed locations had sales of approximately $48,796,000 and $130,627,000 for the quarter and year-to-date periods ended September 30, 2002, respectively. The locations that were divested or closed in 2003 contributed $1,714,000 and $40,981,000 to net sales for the quarter and year-to-date periods ended September 30, 2003, respectively.

Gross margin for the quarter and year-to-date periods ended September 30, 2003 increased 1.5 and 1.7 percentage points from the prior year periods, respectively. TDS gross profit margin was positively impacted by increased sales of higher margin product coupled with a decrease in cost of sales due to inventory adjustments. Operating and other expenses decreased $12,138,000 and $21,631,000, or 48% and 30%, for the quarter and year-to-date periods ended September 30, 2003, respectively, primarily due to the divestitures and closures, with the reduction for the year-to-date period ended September 30, 2003 being partially offset by the loss on divestitures of $84,000 and the $700,000 impairment charge on real estate. Operating and other expenses for the quarter ended September 30, 2003 were positively impacted by $521,000 of gain on sale of divestitures.

TDS recorded earnings before income taxes and cumulative effect of accounting change of $1,867,000 for the quarter ended September 30, 2003 and a loss on the same basis of $4,615,000 for the year-to-date period ended September 30, 2003, as compared to a loss before income taxes and cumulative effect of accounting change of $959,000 and $8,369,000 in the prior year periods, respectively.

See "GENERAL - Sale of TDS Locations" hereunder for a discussion of the sale of TDS locations in 2003.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

Financial Condition:
--------------------

Liquidity

At September 30, 2003, the Company had cash and cash equivalents of $179,339,000, as compared to $129,412,000 at December 31, 2002. The Company's ratio of total current assets to total current liabilities was 3.1 to 1 at September 30, 2003 with current assets exceeding current liabilities by $315,705,000. At September 30, 2003, the Company had approximately $5,179,000 of assets held for sale, consisting primarily of inventory and property, plant and equipment classified as other current assets. At September 30, 2003, the Company had approximately $87,274,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2003 was $52,234,000, primarily due to net earnings and depreciation.

Investing Activities

The Company spent $11,319,000 on capital expenditures through September 30, 2003, compared to $12,618,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flows. During the nine months ended September 30, 2003, the Company sold 44 TDS locations for cash proceeds of $21,449,000.

The Company's excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company's maturities of investments exceeded purchases by $4,845,000 during the nine months ended September 30, 2003, resulting in total investments of $9,416,000 as of September 30, 2003.

Financing Activities

Cash dividends totaled $18,435,000 for the nine months ended September 30, 2003, compared to $19,520,000 for the same period last year. During the quarter ended June 30, 2002, the Company purchased 1,114,746 shares of Bandag Class B Common Stock and 418,371 shares of Bandag Class A Common Stock from Lucille A. Carver, widow of the Company's founder, for approximately $40,184,000.

                      BANDAG, INCORPORATED AND SUBSIDIARIES


Item 3. Quantitative and Qualitative Disclosure about Market Risk

See the Company's most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Based on an evaluation performed by the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

Based on an evaluation performed by the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, there were no changes in the Company's internal control over financial reporting identified in such evaluation that occurred during the quarter ended September 30, 2003 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

          31.1   Certification of Chief Executive Officer

          31.2   Certification of Chief Financial Officer

          32.1 Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. Section 1350

          32.2 Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. Section 1350


(b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated July 18, 2003, reporting in Item 9 (the information required under Item 12), the issuance of a press release reporting financial results for the second quarter ended June 30, 2003.

                      BANDAG, INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BANDAG, INCORPORATED
                                         (Registrant)


Date:  November 4, 2003                  /s/ Martin G. Carver
                                         ---------------------------------------
                                         Martin G. Carver
                                         Chairman and Chief Executive Officer


Date:  November 4, 2003                  /s/ Warren W. Heidbreder
                                         ---------------------------------------
                                         Warren W. Heidbreder
                                         Vice President, Chief Financial Officer

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