Form 10-K
period 2003-12-31
BANDAG INC
filed 2004-03-02
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number   1-7007

BANDAG, INCORPORATED
 (Exact name of registrant as specified in its charter)

Iowa (State of other jurisdiction of incorporation or organization)	42-0802143 (I.R.S. Employer Identification No.)

2905 North Highway 61 Muscatine, Iowa 52761-5886 (Address of principal executive offices)

Registrant's telephone number, including area code:   (563) 262-1400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock - $1 Par Value Class A Common Stock - $1 Par Value	New York Stock Exchange and Chicago Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X]	No [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003
Common Stock, $239,454,831, Class A Common Stock (non-voting), $170,149,325, Class B Common Stock, $632,062

Number of shares issued and outstanding of each of the registrant’s classes of common stock as of January 31, 2004:  Common Stock, 9,099,745 shares; Class A Common Stock, 9,262,660 shares; Class B Common Stock, 918,688 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement for the Annual Meeting of the Shareholders to be held May 11, 2004 are incorporated by reference in Part III.

Bandag, Incorporated
Annual Report on Form 10-K
Year Ended December 31, 2003

Table of Contents

PART I

Item 1.  BUSINESS

Introduction

All references herein to the “Company” or “Bandag” refer to Bandag, Incorporated and its subsidiaries unless the context indicates otherwise.

The Company has two reportable business segments: the manufacture and sale of precured tread rubber, equipment and supplies for retreading tires (the “Traditional Business”) and the sale and maintenance of new and retread tires to principally commercial and industrial customers through its wholly-owned subsidiary, Tire Distribution Systems, Inc. (“TDS”). Refer to Note 14 of the consolidated financial statements for further details.

As a result of a recapitalization of the Company approved by the Company’s shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Company. As of January 31, 2004, the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 64% of the votes entitled to be cast in the election of directors and other corporate matters. The Carver Family is composed of (i) Lucille A. Carver, a former director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entitles for the benefit of the Carver Family members. Shares of Class B Common Stock have ten (10) votes per share. The Carver Family owns over 98% of the Class B Common Stock. Shares of Class B Common Stock automatically convert to shares of Common Stock on January 16, 2007.

On February 13, 2004, the Company announced the acquisition of an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. Speedco provides quick-service truck lubrication nationwide through 26 company-owned and six licensed on-highway locations. In total, Bandag paid approximately $56,000,000 for its 87.5% interest and to assume and retire $20,100,000 of debt. Speedco generated unaudited revenues of approximately $46,000,000 and unaudited pre-tax income of approximately $4,800,000 in 2003.

Traditional Business

(a)	General

The Traditional Business is engaged primarily in the production and sale of precured tread rubber and equipment used by its franchisees for the retreading of tires primarily for trucks, but also for buses, light commercial trucks, industrial equipment, off-the-road equipment and passenger cars. Bandag specializes in a proprietary cold-bonding retreading process which it introduced to the United States in 1957 (the “Bandag Method”). The Bandag Method separates the process of vulcanizing the tread rubber from the process of bonding the tread rubber to the tire casing, allowing for optimization of temperature and pressure levels at each stage of the retreading process.

The Company and its licensees have 1,020 franchisees worldwide, with 33% located in the United States and 67% internationally. The majority of Bandag’s franchisees are independent operators of full service tire distributorships. The remaining franchises are owned by TDS. The Traditional Business’ revenues primarily come from the sale of retread material and equipment to its franchisees. The Traditional Business’ products compete in the replacement tire market with new tire sales, as well as retreads produced using the cold-bonding method and other retread processes. The Company concentrates its marketing efforts on existing franchisees and on expanding their respective market penetrations. Due to its strong distribution system, marketing efforts and leading technology, Bandag, through its independent franchise network and TDS, has been able to maintain the largest market presence in the retreading industry.

The Traditional Business in the United States competes primarily in the medium and wide base commercial truck tire replacement market. Medium and wide base truck tires are designed for medium trucks Classes 4 through 6, heavy trucks Classes 7 and 8, as well as trailers and commercial chassis. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has franchisees in 107 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company’s franchisees make up approximately 23% of the United States medium and wide base commercial tire replacement market. The Company’s competitors in the replacement tire market include large new tire manufacturers such as The Goodyear Tire & Rubber Company (Goodyear), Bridgestone Corporation (Bridgestone) and Groupe Michelin (Michelin). Goodyear, Michelin and Cooper Tire and Rubber Company also compete in the United States market as well as in other markets as a tread rubber supplier to a combination of company-owned and independent retreaders.

The Traditional Business consists of the franchising of a proprietary process for the retreading of tires primarily for trucks, buses, light commercial trucks, and the production and sale of precured tread rubber and related products and equipment used in connection with this process.

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

The principal market categories for the Traditional Business are medium and wide base commercial truck tires, with more than 90% of the tread rubber sold by the Company used in the retreading of these tires. Additionally, the Company markets tread rubber for the retreading of passenger, light truck, heavy truck, off-the-road equipment, and industrial tires; however, historically, sales of tread rubber for these applications have not contributed materially to the Company’s results of operations.

Trucks and Buses. Tread rubber, equipment, and supplies for retreading and repairing truck and bus tires are sold by the Company primarily to independent franchisees and TDS which use the Bandag Method for that purpose.

National Account Business. The Company has entered into contracts with companies pursuant to which Bandag agrees to sell retread tires directly to transportation fleets of such companies and provide maintenance and service for the retread tires (the “National Accounts”). Bandag subcontracts the sales, maintenance, and service components of the National Accounts to its independent franchisees and to TDS.

Other Applications. The Company continues to manufacture and supply to its franchisees a limited amount of tread rubber for off-the-road tires, industrial tires, including solid and pneumatic, passenger car tires and light commercial tires for light trucks and recreational vehicles.

Franchisees.     Bandag has 1,020 franchisees throughout North America, Central America, South America, Europe, Africa, Asia, Australia and New Zealand. These franchises are owned and operated by franchisees, some with multiple franchises and/or locations. Of these franchisees, 338 are located in the United States. Thirty-one (31) of Bandag’s foreign franchisees are franchised by a licensee of the Company in Australia. The Company also has joint ventures in India and Sri Lanka. A limited number of franchisees are trucking companies, which operate retread shops primarily for their own needs. A few franchisees also offer “hot-cap” retreading and most sell one or more lines of new tires.

The current franchise agreement offered by the Company grants the franchisee the non-exclusive retread manufacturing rights to use the Bandag Method for one or more applications and the Bandag trademarks in connection therewith within a specified territory, but the franchisee is free to market Bandag retreads outside the territory.

(c)	Competition

The Company faces strong competition in the market for replacement truck tires, the principal retreading market which it serves. The competition comes not only from the major manufacturers of new tires, including less expensive tires from Asia, but also from manufacturers of retreading materials. Competitors include producers of “camelback,” “strip stock,” and “slab stock” for “hot-cap” retreading, as well as a number of producers of precured tread rubber. Various methods for bonding precured tread rubber to tire casings are used by competitors.

Bandag retreads are often sold at a higher price than tires retreaded by the “hot-cap” process as well as retreads sold using competitive precured systems. The Company believes that the superior quality and greater performance of Bandag retreads and expanded service programs to franchisees and end-users validate this price differential.

Bandag franchisees compete with many new-tire dealers and retreading operators of varying sizes, which include retreading shops operated by the major new-tire manufacturers, large independent retread companies, retreading operations of large trucking companies, and smaller commercial tire dealers.

The Company’s franchise agreements with its independent franchisees typically terminate after five years unless extended by mutual consent for an additional five years. In most cases the agreements are extended. In addition, independent franchisees have the option of terminating the agreements after three years. In some cases, the Company does not extend a franchise or the franchisee declines to extend and, instead, signs with another retread manufacturer including, among others, Goodyear and Michelin. Since Michelin entered the United States retread market in 1997, the Company has experienced increasing competition in the United States retread market. Although Michelin is substantially larger than the Company and has greater resources, the Company believes that it can effectively compete with Michelin and maintain the stability of its United States franchise organization.

For additional information on competition faced by the Traditional Business see the foregoing discussion under “General” herein.

(d)	Sources of Supply

The Company manufactures the precured tread rubber, cushion gum, and related supplies in Company-owned and in leased manufacturing plants in the United States, Canada, Brazil, Belgium, South Africa and Mexico. The Company has entered into a joint venture agreement in Sri Lanka. The Company also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire-handling systems, and other items of equipment used in the Bandag Method. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, sold by the Company, are purchased from others.

The Company purchases rubber and other materials for the production of tread rubber and other rubber products from a number of suppliers. The rubber for tread is primarily synthetic and obtained principally from sources which most conveniently serve the respective areas in which the Company’s plants are located. Although synthetic rubber and other petrochemical products have periodically been in short supply and significant cost fluctuations have been experienced in previous years, including significant price increases in the fourth quarter of 2002, the Company has not experienced any significant difficulty in obtaining an adequate supply of such materials. Synthetic prices historically have been related to the cost of petrochemical feedstocks. However, the effect on operations of future shortages will depend upon their duration and severity and cannot presently be forecast.

The principal source of natural rubber, used for the Company’s cushion gum, is Asia. The supply of natural rubber has historically been adequate for the Company’s purposes. Natural rubber is a commodity subject to wide price fluctuations as a result of the forces of supply and demand.

(e)	Patents

The Company owns or has licenses for the use of a number of United States and international patents covering various elements of the Bandag Method. The Company has patents covering improved features, some of which will not expire until 2019. The Company has applications pending for additional patents.

The Company does not consider that patent protection is the primary factor in its successful retreading operation, but rather that its proprietary technical “know-how,” product quality, franchisee support programs and effective marketing programs are more important to its success.

The Company has secured registrations for its trademark and service mark BANDAG, as well as other trademarks and service marks, in the United States and most of the other important commercial countries.

TDS

(a)	General

In November 1997, five dealerships were acquired by TDS. Since the original acquisitions, TDS has acquired 13 additional smaller dealerships. In 2002, TDS sold or closed nine retread plants and 18 commercial and retail outlets. During 2003, TDS sold or closed 12 retread plants and 32 commercial and retail outlets. TDS, which provides new and retread tire products and tire management services to national, regional and local fleet transportation companies, operates 19 Bandag franchise and manufacturing locations and 48 commercial and retail outlets in 10 states.

(b)	Markets and Distribution

TDS offers complete tire management services including: the complete line of Bandag retreads, new tires (commercial, retail and off-the-road), alignment and 24-hour road service. The tire management services are provided over a broad geographic area west of the Mississippi in the United States. This geographic coverage allows TDS to provide consistent, cost-effective programs, information, products, and services to local, regional and national fleets.

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

In an effort to fully service its customers, TDS sells new truck tires manufactured primarily by Bridgestone/Firestone, Continental/General and Yokohama, and to a lesser extent, other tire manufacturers except for Michelin.

TDS markets its products through sales personnel located at each of its commercial locations, retread production facilities and retail facilities. TDS commercial locations operate as points of sale for retread tires, new tires and services. In addition, the commercial locations operate as a home base for mobile service trucks which must be able to provide customers with reliable and timely emergency service as well as regularly scheduled maintenance service. TDS’s sales personnel make personal sales calls on existing customers to ensure satisfaction and loyalty.

(c)	Competition

TDS competitors are other tire dealers which offer competing retread applications, as well as Bandag franchised dealers. In addition, such tire dealers typically sell and service new tires produced by large new tire manufacturers and service providers such as those that supply TDS, as well as Goodyear and Michelin. Goodyear and Michelin also compete in the United States market as tread rubber suppliers through a combination of company owned and independent retreaders.

(d)	Sources of Supply

TDS purchases precured tread rubber and its retreading equipment and supplies from Bandag and purchases new tires from new tire companies including Bridgestone/Firestone, Yokohama, Continental/General, and other manufacturers.

Regulations

Various federal and state authorities have adopted safety and other regulations with respect to motor vehicles and components, including tires. The Federal Trade Commission and various states enforce statutes or regulations imposing obligations on franchisors, primarily a duty to disclose material facts concerning a franchise to prospective franchisees. Several of the state statutes or regulations also govern certain aspects of the franchise relationship, such as the franchisor’s right to terminate the franchise agreement. Management is unaware of any present or proposed regulations or statutes which would have a material adverse effect upon its businesses, but cannot predict what other regulations or statutes might be adopted or what their effect on the Company’s businesses might be.

Other Information

The Company conducts research and development of new products, primarily in the Traditional Business, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $7,238,000 in 2003, $8,109,000 in 2002, and $10,255,000 in 2001.

The Company’s business has seasonal characteristics, which are tied not only to the overall performance of the economy but, more specifically, to the level of activity in the trucking industry. Tire demand does, however, lag the seasonality of the trucking industry.

The Company has sought to comply with all statutory and administrative requirements concerning environmental quality. The Company has made and will continue to make necessary capital expenditures for environmental protection. It is not anticipated that such expenditures will materially affect the Company’s earnings or competitive position.

As of December 31, 2003, the Company had an estimated 3,002 employees.

Operating Segment and Geographic Area Information

Information concerning operating segment and geographic area information is incorporated by reference to “Operating Segment and Geographic Area Information” in Note 14 of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth the names and ages of all executive officers of the Company as of January 31, 2004, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his/her present office:

Name	Age	Period of Service with Company	Present Position or Office	Period in Present Office
Martin G. Carver*	55	25 Years	Chairman of the Board, Chief Executive Officer and President	23 Years
Timothy T. Chen	43	12 Years	Vice President, Innovation	2 Years
Nathaniel L. Derby II	61	32 Years	Vice President, Manufacturing Design	7 Years
Warren W. Heidbreder	57	22 Years	Vice President, Chief Financial Officer and Secretary	7 Years
Frederico U. Kopittke	60	9 Years	Vice President, International	3 Years
John C. McErlane	50	19 Years	Vice President	2 Years
Jeffrey C. Pattison	48	18 Years	Vice President, Treasurer	2 Years
Janet R. Sichterman	43	22 Years	Vice President, North American Fleet Sales	2 Years
Andrew M. Sisler	49	16 Years	Vice President, North American Franchise Sales	2 Years
Michael A. Tirona	54	18 Years	Vice President and General Manager - Europe	2 Years
Charles W. Vesey	61	32 Years	Vice President and Corporate Controller	5 Years
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

Mr.     McErlane joined Bandag in 1985. From 1985 through 1995, he held several managerial positions with the Company. In 1996, he was promoted to the position of Director, Marketing. In January 1997, he was appointed to the office of Vice President, Marketing. In February 1998, he was elected to the office of Vice President, Marketing and Sales and served in that position until September 2001, when he was elected to his current offices of Vice President, Bandag, Incorporated and President, Tire Distribution Systems, Inc., Bandag’s distribution subsidiary.

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

Ms.     Sichterman joined Bandag in 1982. From 1982 through 1999, she held several positions with the Company. In 1999, she was promoted to the position of Vice President, People Services and served in that position until September 2001, when she was promoted to the position of Vice President, North American Fleet Sales. Ms. Sichterman was elected to her current office of Vice President, North American Fleet Sales on November 13, 2001.

Mr.     Sisler joined Bandag in 1987. From 1987 through 1997, he held several positions with the Company. In 1997, he was promoted to Director of Sales, West. In 1998, he was promoted to Vice President, North American Sales and served in that position until November 2001, when he was elected to his current office of Vice President, North American Franchise Sales on November 13, 2001.

Mr.     Tirona joined Bandag in 1985. From 1985 through 1995, he held several positions with the Company. In 1995, he was promoted to General Manager, P.T. Bandag Indonesia. In 1997, he was promoted to Vice President, Tire Management Solutions, Inc. and served in that position until September 2001, when he was promoted to Vice President and General Manager – Europe. He was elected to his current office of Vice President and General Manager – Europe on November 13, 2001.

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

Available Information

The Company maintains a website at http://www.bandag.com. The Company makes available on the website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. In addition, (i) the Company’s Global Ethics Policy, (ii) charters for the Audit, Nominating and Corporate Governance and the Management Continuity and Compensation Committees of the Company’s Board of Directors, and (iii) the Company’s corporate governance guidelines are available on the Company’s website and available in print upon written request directed to Warren Heidbreder, Secretary, 2905 N. Highway 61, Muscatine, IA 52761. The Company is not including the information contained on or available through its website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

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

Also, the Company mixes rubber and produces cushion gum and envelopes at a Company-owned 168,000 square foot plant in Long Beach, California. The Company owns its European headquarters facility in Brussels, Belgium and a 129,000 square foot warehouse in Born, Netherlands.

TDS

TDS currently owns 11 and leases 42 facilities. Nineteen (19) contain space for TDS’s retread production and 48 contain space for commercial and retail operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, maintenance and various other items.

In the opinion of the Company, all of its properties are maintained in good operating condition and the production capacity of its plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

Item 3.  LEGAL PROCEEDINGS

General

The Company is a party to a number of lawsuits and claims arising out of the normal course of business. While the results of such litigation are uncertain, management believes that the final outcome of any such litigation will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Changes in assumptions, as well as actual experience, could cause estimates made by management to change.

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

Although these cases have been pending for some time, little discovery has been undertaken because the cases have been stayed by the pendency of motions to remand the cases from federal to state court and proceedings in bankruptcy court involving Rouse Rubber Co. Bandag has been named in the cases based on its majority ownership of Rouse prior to 1995. Bandag did not manufacture, operate or repair the equipment in question. Bandag had only limited involvement with the equipment in question while it had an ownership interest in Rouse. Plaintiffs allege that Bandag may be passively liable as a “joint venturer” with the employer, Rouse Rubber Co., an allegation which Bandag believes is without any basis.

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

Information concerning cash dividends declared and market prices of the Company’s Common Stock and Class A Common Stock for the last three fiscal years is as follows:

	2003		% Change	2002		% Change	2001
Dividends Declared Per Share
First Quarter	$0.320			$0.315			$0.305
Second Quarter	0.320			0.315			0.305
Third Quarter	0.320			0.315			0.305
Fourth Quarter	0.325			0.320			0.315

Total Year	$1.285		1.6	$1.265		2.8	$1.230
Stock Price Comparison(1)	Low		High	Low		High	Low		High
Common Stock
First Quarter	$28.45	--	39.72	$33.05	--	39.15	$26.30	--	46.75
Second Quarter	31.28	--	39.28	27.80	--	39.98	25.70	--	31.00
Third Quarter	32.85	--	38.49	26.00	--	36.25	25.01	--	32.90
Fourth Quarter	33.60	--	42.97	28.12	--	42.01	25.71	--	35.60
Year-end Closing Price			41.20			38.68			34.76
Class A Common Stock
First Quarter	$25.60	--	35.60	$27.90	--	33.40	$20.90	--	38.69
Second Quarter	29.80	--	36.30	24.95	--	34.21	21.60	--	24.85
Third Quarter	30.19	--	35.50	23.00	--	31.10	22.70	--	28.02
Fourth Quarter	30.55	--	41.20	24.75	--	36.98	22.30	--	30.04
Year-end Closing Price			40.40			34.59			30.00

(1)	High and low composite prices in trading on the New York and Chicago Stock Exchanges (ticker symbol BDG for Common Stock and BDGA for Class A Common Stock).

The approximate number of record holders of the Company’s Common Stock as of January 31, 2004 was 1,745, the number of record holders of Class A Common Stock was 974 and the number of record holders of Class B Common Stock was 190. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth certain Selected Financial Data for the periods and as of the dates indicated:

	2003	2002	2001	2000	1999
(In thousands, except per share data)
Net sales	$816,397	$900,503	$949,332	$973,938	$1,008,908
Earnings before cumulative effect of
accounting change(1)(2)	60,200	50,053	43,832	60,333	52,330

Total assets(3)	$658,861	$617,827	$728,412	$720,998	$727,292
Long-term debt and other obligations	35,259	45,373	50,359	111,510	115,945
Earnings per share before cumulative
effect of accounting change
Basic	$3.14	$2.53	$2.13	$2.92	$2.41
Diluted	$3.11	$2.52	$2.12	$2.90	$2.40
Dividends Declared Per Share	$1.285	$1.265	$1.230	$1.190	$1.150

(1)	In 2001, includes charges of $3,400 pre-tax, $2,040 after-tax, related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs. In 1999, includes charges of $13,500 pre-tax, $7,671 after-tax, related to costs associated with the closure of a domestic manufacturing facility and other related actions.

(2)	Includes goodwill amortization of $7,952, $7,848, and $7,604 in 2001, 2000, and 1999, respectively. Goodwill amortization was discontinued in 2002 due to the adoption of SFAS 142.

(3)	The decrease in total assets in 2002 is primarily due to the $47,260 charge reported as a cumulative effect of accounting change, resulting from the adoption of SFAS No. 142. Refer to Note 8 of the consolidated financial statements for further details.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

OVERVIEW

General

The Company has two reportable operating segments – its Traditional Business which manufactures and sells precured tread rubber, equipment and supplies for retreading tires and Tire Distribution Systems, Inc. (TDS) which sells and maintains retread tires and new tires to principally commercial and industrial customers.

Bandag and its licensees have 1,020 franchise locations worldwide, with 33% located in the United States and 67% internationally. The majority of Bandag’s franchisees are independent operators of full service tire distributorships and the remaining are owned by TDS. The Traditional Business revenues primarily come from the sale of retread material and equipment to its franchisees. TDS offers complete tire management services including the complete line of Bandag retreads, new tires (commercial, retail and off-the-road), alignment and 24-hour road service.

Approximately 31% of Bandag’s retread material sales in North America come from national account contracts with a variety of major fleets. The depth of the Company’s franchisee network combined with the quality of its products has allowed Bandag to build a significant national account business. Significant fleet revenue is important to Bandag’s franchisees who act with Bandag as subcontractors to deliver products, information and services to national fleet customers. Bandag’s franchise agreements require its franchisees to buy their precured retreading material and equipment from Bandag, which gives Bandag a secure revenue stream. Growth in revenue can be achieved by expanding the amount of services that can be provided to a fleet by Bandag and its franchisees while continuing to provide value-added retread products. Bandag also generates significant cash flow which has historically been used to reinvest in the business, make debt payments, pay dividends, repurchase stock and other corporate purposes.

On February 13, 2004, the Company announced the acquisition of an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. Speedco provides quick-service truck lubrication nationwide through 26 company-owned and six licensed on-highway locations. In total, Bandag paid approximately $56,000,000 for its 87.5% interest and to assume and retire $20,100,000 of debt. Speedco generated unaudited revenues of approximately $46,000,000 and unaudited pre-tax income of approximately $4,800,000 in 2003. Bandag expects diluted earnings per share to improve between $0.10 and $0.15 in 2004 due to this acquisition.

Trucking Industry

While shippers apply pressure to fleets from the service side, pressure on fleets from the cost side continues to intensify. High insurance costs, increased driver wages and higher fuel costs continue to increase the pressure on fleets to find ways to reduce costs. Also, on August 28, 2003, the Federal Motor Carrier Safety Administration filed a final rule for hours of service of drivers, applying to all commercial motor vehicles and mandating how long drivers can drive, be on-duty, rest, etc. Among other things, the new rule lengthens the allowable driving time from 10 hours to 11 hours and limits total daily time on duty (which includes loading, unloading, breaks and breakdown time) to 14 hours. This new regulation went into effect January 4, 2004.

The pressure to reduce costs and still meet shipper demands requires fleets to focus on increasing revenue through better asset utilization. Fleets are looking for ways to reduce costs and to reduce the assets that are used to generate revenues. They are focusing, not just on reduction of downtime, but on better utilization of downtime that is mandated through regulation (e.g. when the truck is down due to regulated drive rest time, fleets will seek to use that time for vehicle maintenance). Fleets, particularly truckload carriers, will likely focus more on preventive maintenance and other services and products, such as those provided by Bandag that can provide more reliable utilization of their assets.

On December 11, 2003, Yellow Corporation acquired Roadway Corporation, forming Yellow Roadway Corporation. The Company currently has an outsourcing agreement with Roadway Corporation that was extended to July 2004 and is in negotiations with Yellow Roadway Corporation to enter into a new agreement. If Yellow Roadway Corporation were to allow the contract to expire, the effect on the Company could be materially adverse to net sales and net income. The Company currently has tire and wheel assets of approximately $31,700,000 recorded in connection with this contract. Upon termination of the agreement, the tire and wheel assets will either be repurchased by Roadway Corporation or a third party at a contractually agreed upon price, which the Company believes will approximate their carrying value, or will remain the property of the Company. For further information see “Outsourcing Agreement” in Critical Accounting Policies below.

New Tire Retread Pricing and Profitability

The relationship between new tire pricing and retread unit pricing has been narrowing primarily due to retread unit prices increasing at a faster rate than new tires and lower-priced imported new tires entering the market. Generally, a decreasing new tire to retread price ratio will put downward pressure on retread pricing and tend to increase the use of relatively less expensive new tires instead of retreads. Increases in imports of low priced new tires and the movement of major new tire manufactures to lower their costs by utilizing overseas production has exacerbated this situation. However, there still remains an inherent value in retreading to fleets that recognize the need for a well-managed tire program that combines quality new tires, retreads and tire management services to reduce operating costs.

Sale of TDS Locations

Bandag’s TDS subsidiary sold or closed 44 locations during 2003 and 27 locations during 2002. The Company considers TDS to be essential in order to protect Bandag’s distribution where no independent Bandag franchise exists. Bandag will continue to divest TDS locations where an independent Bandag dealer is willing to buy the location and when it is a sensible decision for the Company to sell. Bandag will also continue to purchase locations for TDS if it is necessary to maintain Bandag’s distribution in an area. In currently unprofitable locations where TDS must operate to maintain Bandag’s presence to serve its fleet customers, the Company intends to develop and implement operational plans to achieve profitability.

During 2003, TDS sold 41 locations with a net carrying value of $31,213,000 for cash of $21,315,000 and assumed liabilities of $8,909,000. The divestitures resulted in a loss before income taxes and cumulative effect of accounting change of $989,000. During 2003, TDS also closed three locations.

In conjunction with the divestiture of certain TDS locations in 2003, Bandag guaranteed a portion of third-party loans to a dealer. Bandag’s exposure under these guarantees is $2,800,000. The guarantees are secured by assets of the dealer. The term of the guarantees is three years. The fair value of the guarantees, which was originally determined to be $600,000, is included in long-term debt and other obligations in the Company’s Consolidated Balance Sheet with an offsetting charge of $600,000 included in engineering, selling, administrative and other expenses on the Consolidated Statement of Earnings in 2003.

The divested and closed locations had net sales and loss before income taxes and cumulative effect of accounting change as follows (in thousands):

	Year Ended December 31,
	2003	2002
Net sales	$40,982	$164,199
Loss before income taxes and cumulative
effect of accounting change	$(4,118)	$(4,305)

Assets Held for Sale

As of December 31, 2003, TDS had three locations in Tennessee held for sale which were sold subsequent to year end. These locations had net sales and loss before income taxes and cumulative effect of accounting change as follows (in thousands):

	Year Ended December 31,
	2003	2002
Net sales	$6,715	$8,475
Loss before income taxes and cumulative
effect of accounting change	$(403)	$(835)

RESULTS OF OPERATIONS

Results include the Company’s two reportable operating segments – its Traditional Business and TDS.

Net Sales

Consolidated net sales in 2003 decreased $84,106,000 or 9% from 2002. This included an increase of $22,083,000 or 4% in the Traditional Business, primarily resulting from $15,838,000 due to the effect of translating foreign currency denominated net sales into U.S. dollars. The decrease in consolidated net sales is primarily due to a $125,208,000 decrease in TDS net sales primarily as a result of the divestitures and closures of 71 locations in 2003 and 2002. The Company’s sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

Gross Profit Margins

Consolidated gross profit margin for 2003 increased 0.4 percentage points from 2002. Consolidated gross profit margin was positively impacted by decreased TDS sales which carry lower margins. Traditional Business gross profit margin decreased 2.3 percentage points from 2002. The decrease in Traditional Business gross profit margin is primarily the result of margin erosion in North America.

Operating and Other Expenses

Consolidated operating and other expenses decreased $36,145,000 or 13% from 2002. The decrease in consolidated operating and other expenses primarily resulted from the TDS divestitures and closures coupled with the absence of several charges recorded in 2002: approximately $10,700,000 of litigation expenses, $2,700,000 related to impairment charges recorded against the carrying value of the Company’s joint venture in India, and operations in Brazil and Venezuela, and $2,500,000 of expenses related to converting SystemBandag users to the RoadWare™ software system. Interest expense decreased $4,454,000 from 2002, primarily due to a reduction in debt of approximately $66,000,000 in December 2002.

Net Earnings

Consolidated earnings before income taxes and cumulative effect of accounting change increased $12,382,000, or 17%, from 2002. Consolidated net earnings in 2003 were $60,200,000, or $3.11 per diluted share, as compared to $2,793,000, or $0.14 per diluted share in 2002. A cumulative effect of accounting change of $47,260,000 net of income tax, or $2.38 per diluted share, was recorded in 2002 in accordance with SFAS 142, “Goodwill and Other Intangible Assets” to recognize impairment of goodwill, substantially all of which related to TDS.

Net income for each of 2003 and 2002 included favorable tax adjustments of approximately $3,000,000, or $0.15 per diluted share, resulting from the resolution of certain tax matters. Repurchases of 418,371 shares of Bandag Class A Common Stock and 1,114,746 shares of Bandag Class B Common Stock during 2002 had a favorable impact on diluted earnings per share of $0.08.

TRADITIONAL BUSINESS

North America

The Company’s Traditional Business operations located in the United States and Canada, together with Tire Management Solutions, Inc. (TMS) and Quality Design Systems, Inc. (QDS), are integrated and managed as one unit, which is referred to internally as North America. North America sells to independent dealers as well as to TDS and other subsidiaries. Sales to TDS and other subsidiaries are eliminated in consolidation. Accordingly, as TDS locations are divested and become unaffiliated Bandag customers, sales to independent dealers should benefit.

The table below depicts the breakout of North America’s retread product sales between TDS and independent dealers:

(in thousands)	Year Ended December 31,
Retread Product Sales	2003	2002	Increase (Decrease)
Sales to Independent Dealers	$343,687	$330,474	4.0%
Sales to TDS	31,341	49,841	-37.1%

Total Retread Product Sales	$375,028	$380,315	-1.4%

The increase in retread product sales to independent dealers is due to several factors including (a) increased sales to independent dealers that purchased TDS locations, (b) the effect of translating Canadian dollar denominated sales to U.S. dollars of $5,185,000, and (c) the impact of a January 1, 2003 price increase. These factors were partially offset by a 5% decrease in volume. The decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations. North America’s 2002 tread rubber orders reflected the impact of North American dealers buying ahead of the January 2003 price increase. A portion of those orders were shipped in first quarter 2003. As a result, North American sales backlog at year end 2003 was approximately $5,000,000 below the previous year level.

Higher raw material costs coupled with higher manufacturing costs and lower volume primarily resulted in a 5.8 percentage point decrease in North America’s gross profit margin in 2003 as compared to 2002.

North American operating and other expenses in 2003 were $5,877,000, or 5% higher than 2002 expenses, primarily due to $5,800,000 of increased pension expense offset by the absence of approximately $2,500,000 in expense related to converting SystemBandag users to the RoadWare™ software system which was recorded in 2002. Lower gross profit margin and increased operating and other expenses primarily resulted in a decrease for North America of $18,465,000 in earnings before income taxes and cumulative effect of accounting change for 2003 as compared to 2002.

Europe

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe increased $15,888,000, or 24%, from 2002, including a $13,474,000 increase due to the effect of translating foreign currency denominated net sales to U.S. dollars and a 3% increase in volume. Gross profit margin increased 4.7 percentage points from 2002, primarily due to the absence of approximately $3,000,000 of restructuring charges recorded in 2002.

Operating and other expenses increased $4,192,000, or 18%, from 2002, primarily due to the higher translated value of the Euro, higher expenses related to securing new fleet contracts, and increased net foreign exchange losses of $700,000 from revaluing funds held in U.S. dollars into local currencies. Primarily as a result of higher net sales and gross margin, partially offset by higher operating and other expenses, Europe recorded income before income taxes and cumulative effect of accounting change of $2,718,000 as compared to a loss in 2002 of $1,511,000 on the same basis.

International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa and royalties from a licensee in Australia, are combined under one management group referred to internally as International. International net sales increased $5,553,000, or 6%, from 2002 primarily due to price increases in Brazil and South Africa, partially offset by an 8% decrease in volume. Gross profit margin decreased 2.4 percentage points from 2002 due mainly to higher raw material costs, partially offset by price increases.

Operating and other expenses decreased $5,003,000, or 20%, from 2002, primarily due to the absence of $2,700,000 related to impairment charges recorded in 2002. Primarily as a result of higher net sales and lower operating and other expenses, earnings before income taxes and cumulative effect of accounting change increased $5,153,000 in 2003 as compared to 2002.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales decreased $125,208,000, or 34%, as compared to 2002, primarily due to the divestitures and closures of 71 locations throughout 2003 and 2002. These divested and closed locations had sales of approximately $40,982,000 and $164,199,000 for 2003 and 2002, respectively. TDS gross profit margin increased 1.8 percentage points from 2002. TDS gross profit margin was positively impacted by increased sales of higher margin product coupled with a decrease in cost of sales due to reduced inventory shrink and obsolescence.

Operating and other expenses decreased $32,376,000, or 34%, primarily due to the divestitures and closures partially offset by the loss on divestitures of $989,000. TDS recorded a loss before income taxes and cumulative effect of accounting change of $3,017,000 in 2003 as compared to $11,382,000 in 2002.

See “OVERVIEW – Sale of TDS locations” hereunder for a discussion of the sale of TDS locations in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

RESULTS OF OPERATIONS

Results include the Company’s two reportable operating segments – its Traditional Business and TDS.

General

During the first quarter of 2002, the Company acquired the assets of Open Road Technologies, Inc., the supplier of RoadWare™ retread shop management software, which contributed sales of approximately $6,200,000 in 2002.

Sale of TDS Locations

Also, during the third and fourth quarters of 2002, the Company’s TDS segment sold or closed nine retread plants and eighteen commercial and retail outlets which contributed $34,000,000 and $42,000,000 to net sales and $3,900,000 and $2,500,000 of losses to earnings before taxes and cumulative effect of accounting change, for the years ended December 31, 2002 and 2001, respectively.

Net Sales

Consolidated net sales in 2002 decreased $48,829,000, or 5%, from 2001. This included a decrease of $23,039,000, or 4%, in the Traditional Business. The decrease in Traditional Business net sales primarily resulted from a 1% decline in retread material unit volume, a 27% decrease in equipment sales from 2001 and an increase of approximately $5,200,000 related to dealer marketing programs classified as a reduction of sales. In addition, Traditional Business revenues were approximately 2% lower due to the lower translated value of the Company’s foreign-currency-denominated sales, particularly the Brazilian real and South African rand. TDS sales decreased $33,843,000, or 8%, from 2001, primarily as a result of the negative impact of the declining economy and the loss of several significant customers, most notably the bankruptcy of Consolidated Freightways. The Company’s seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

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

Operating and Other Expenses

Consolidated operating and other expenses decreased $10,264,000, or 4%, from 2001. Excluding the effects of $8,905,000 of goodwill amortization in 2001, consolidated operating and other expenses decreased $1,359,000, or 1%, from 2001. Traditional Business operating and other expenses in 2002 decreased $3,752,000, or 2%, from 2001. The decrease in consolidated operating and other expenses primarily resulted from decreased litigation expenses, which were significantly offset by lower pension income, $2,500,000 in expense related to converting SystemBandag users to the RoadWare™ software system and $2,700,000 related to impairment charges recorded against the carrying value of the Company’s joint venture in India, and operations in Brazil and Venezuela. As previously announced, the settlement of Bandag’s ongoing litigation with Michelin included dismissal of all financial claims against all parties. Expenses related to the Michelin litigation in 2002 were $10,700,000, as compared to $18,300,000 in 2001.

Net Earnings

Consolidated earnings before income taxes and cumulative effect of accounting change increased $5,013,000, or 8%, from 2001. Consolidated net earnings in 2002 were $2,793,000, or $0.14 per diluted share. This included a charge of $47,260,000 (net of income tax benefit of $3,704,000), reported as a cumulative effect of accounting change, or $2.38 per diluted share, resulting from the adoption of SFAS No. 142 as of January 1, 2002. Earnings in 2002 were $50,053,000 before the cumulative effect of accounting change, or $2.52 per diluted share, which was a 14% increase from the prior year amount of $43,832,000, or $2.12 per diluted share. However, excluding the effects of goodwill amortization and the cumulative effect of accounting change, consolidated net earnings were $50,053,000, or $2.52 per diluted share, as compared to $51,784,000, or $2.50 per diluted share, in 2001.

Repurchases of 418,371 shares of Bandag Class A Common Stock and 1,114,746 shares of Bandag Class B Common Stock during 2002 had a favorable impact on diluted earnings per share of $0.08.

TRADITIONAL BUSINESS

North America

Sales of $49,841,000 of retread products to TDS accounted for 13% of North America’s total retread products sold in 2002, compared to $54,594,000 or 14% in 2001. Total retread products sold in North America in 2002 were $4,149,000 or 1% below 2001 sales. Retread product sales to TDS declined 9% in 2002 compared to 2001, while sales of retread products to independent dealers increased 1%. The increase in retread product sales to independent dealers is primarily due to a 1% increase in retread material unit volume. Equipment sales to independent dealers in 2002, which totaled $17,968,000, decreased 23% as compared to 2001, and equipment sales to TDS in 2002, which totaled $1,858,000, decreased 65% as compared to 2001. Equipment sales typically vary depending on the signing of new franchisees and new product innovations. North American other net sales increased $6,552,000, or 26%, in 2002 as compared to 2001, primarily as a result of the acquisition of Open Road Technologies. Total North America net sales increased $3,162,000, or 1%, in 2002 as compared to 2001.

A decrease in average raw material costs, coupled with a decrease in depreciation expense, decreased LIFO inventory levels and a decrease in equipment sales, which carry lower gross margins than retread products, and increased production efficiency in the United States and Canada, primarily resulted in a 3.1 and 3.5 percentage point increase in North America’s gross margin for 2002 on sales to independent dealers and total sales, respectively, as compared to 2001.

North American operating expenses in 2002 were $5,600,000, or 6% higher than 2001, expenses primarily due to lower pension income and approximately $2,500,000 in expense related to converting SystemBandag users to the RoadWare™ software system. Higher sales and gross profit was partially offset by higher operating and other expenses, resulting in an increase of $5,221,000, or 6% in earnings before income taxes and cumulative effect of accounting change in 2002, as compared to 2001.

Europe

Net sales in Europe declined $5,297,000, or 7%, from 2001, primarily due to a retread material unit volume decrease of 8%. Gross profit margin decreased 4.8 percentage points from 2001 primarily due to approximately $3,000,000 of restructuring charges recorded in 2002, partially offset by $1,400,000 of reduced cost of sales due to decreased LIFO inventory levels.

Operating and other expenses decreased $1,185,000, or 5%, from 2001 primarily due to lower personnel-related costs and net foreign exchange losses in 2001 that did not recur, partially offset by approximately $500,000 of restructuring charges recorded in 2002. Primarily as a result of lower sales and gross margin, Europe recorded a loss before income taxes and cumulative effect of accounting change of $1,511,000 in 2002 as compared to income before income taxes and cumulative effect of accounting change of $2,464,000 in 2001.

International

International net sales decreased $12,723,000, or 13%, from 2001 as a result of a 5% decrease in retread material unit volume, which is primarily a result of the region’s economic downturn, particularly in Argentina, Brazil and Venezuela, which depressed market activity throughout that region. The spread between the net sales decrease and the retread material unit volume decrease is primarily due to the lower translated value of the Brazilian real and South African rand. Gross profit margin increased 1.6 percentage points from 2001.

Operating and other expenses decreased $187,000, or 1%, from 2001. Operating and other expenses were positively impacted by net foreign exchange gains and the lower translated value of the Brazilian real and South African rand, and negatively impacted by the $2,700,000 impairment charge recorded against the carrying value of the Company’s joint venture in India and operations in Brazil and Venezuela. Primarily as a result of the reduction in sales and the impairment charge, earnings before income taxes and cumulative effect of accounting change decreased $2,828,000, or 24%, from 2001.

TIRE DISTRIBUTION SYSTEMS, INC.

During the third and fourth quarters of 2002, TDS sold or closed nine retread plants and 18 commercial and retail outlets which contributed $34,000,000 and $42,000,000 to net sales and $3,900,000 and $2,500,000 of losses to earnings before taxes and cumulative effect of accounting change, for the years ended December 31, 2002 and 2001, respectively. TDS net sales decreased $33,971,000, or 9%, from 2001, due largely to soft market conditions and the loss of several significant customers, most notably the bankruptcy of Consolidated Freightways during 2002. TDS gross margin increased 0.7 percentage points from 2001.

Operating expenses of $95,017,000, as a percent of net sales, were 3.0 percentage points higher than 2001, principally due to increases in employee health insurance, workers’ compensation and legal expenses. Primarily as a result of lower sales volume and higher operating expenses, TDS recorded a loss before income taxes and cumulative effect of accounting change of $11,382,000 in 2002, which compares to a loss before income taxes of $11,099,000 in 2001, or a loss before income taxes of $2,828,000 excluding goodwill amortization.

IMPACT OF INFLATION AND CHANGING PRICES

Historically, it has generally been the Company’s practice to adjust its selling prices and sales allowances to reflect changes in production and raw material costs in order to maintain its gross profit margin. To soften the impact of higher raw material costs caused by increases in oil prices the Company adjusted selling prices in the United States and Canada effective January 1, 2003 and adjusted selling prices in some foreign locations during the year. The Company may continue to adjust prices if raw material costs rise further; however, due to competitive pressure and the decreasing difference between the price on a Bandag retread and a substitute new tire, the Company believes its ability to continue to pass on such increases may be diminished. The ability of the Company to raise prices does not eliminate its exposure to pricing risks on its fleet contract business due to the terms of the agreements.

Replacement of fixed assets requires a greater investment than the original asset cost due to the impact of general price level increases over the useful lives of plant and equipment. This increased capital investment would result in higher depreciation charges affecting both inventories and cost of products sold.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2003, the Company had cash and cash equivalents of $189,976,000 as compared to $129,412,000 at December 31, 2002. The Company’s ratio of total current assets to total current liabilities was 3.1 to 1 at December 31, 2003 with current assets exceeding current liabilities by $318,093,000. At December 31, 2003, the Company had approximately $5,143,000 of assets held for sale, consisting primarily of inventory and property, plant and equipment classified as other current assets. The Company believes it has an adequate cash balance for future cash needs. The acquisition of 87.5% of Speedco, Inc. subsequent to year end was financed with available cash on hand. Refer to Note 19 of the consolidated financial statements for further details.

Net cash provided by operating activities for the twelve months ended December 31, 2003 was $78,122,000, primarily due to net earnings and depreciation. The only changes in working capital requirements are for normal business growth.

The Company typically funds its capital expenditures from operating cash flows. During 2003, the Company spent $17,563,000 for capital expenditures as compared to $17,938,000 in 2002. The Company believes that spending in the current year is representative of future capital spending needs. During 2003, the Company sold 44 TDS locations for cash proceeds of $21,315,000.

The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company’s maturities of investments exceeded purchases by $3,453,000 during 2003, resulting in total investments of $10,808,000 at December 31, 2003.

As of December 31, 2003, the Company had available uncommitted and committed lines of credit totaling $71,471,000 in the United States for working capital purposes. Also, the Company’s foreign subsidiaries had approximately $25,873,000 in credit and overdraft facilities available to them. From time to time during 2003, the Company borrowed funds to supplement operational cash flow needs or to settle intercompany transactions. The Company’s long-term liabilities totaled $35,259,000 at December 31, 2003, which is approximately 7% of the combined total of long-term liabilities and shareholders’ equity; and is a decrease of $10,114,000 from December 31, 2002.

During the year, the Company paid $7,066,000 on short-term notes payable and long-term obligations compared to $67,979,000 in 2002.

Cash dividends totaled $24,595,000 in 2003 compared to $25,550,000 in 2002. Cash dividends per share declared were $1.285 in 2003 compared to $1.265 in 2002.

On June 19, 2002, the Company purchased 1,114,746 shares of Bandag Class B Common Stock and 418,371 shares of Bandag Class A Common Stock from Lucille A. Carver, widow of the Company’s founder, for approximately $40,184,000.

During 2003, the Company purchased an additional 6,655 shares of its outstanding Common Stock and Class A Common Stock for $238,000 at prevailing market prices. The Company generally funds its dividends and stock repurchases from the cash flow generated from its operations.

OFF BALANCE SHEET ARRANGEMENTS

In conjunction with the divestiture of certain TDS locations in 2003, the Company guaranteed a portion of third-party loans to a dealer. Bandag’s exposure under these guarantees is $2,800,000. The guarantees are secured by assets of the dealer. The term of the guarantees is three years.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Following is a summary of the Company’s commitments as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2004	2005-2006	2007-2008	After 2008
Long-term debt	$22,857	$5,714	$11,428	$5,715	$--
Operating leases	55,501	9,813	15,513	8,070	22,105
Purchase commitments	9,399	9,399	--	--	--
Other obligations	22,654	4,538	6,864	1,291	9,961

Total contractual obligations	$110,411	$29,464	$33,805	$15,076	$32,066

	Total Amount	Amount of Commitments Expiration Per Period
Other Commercial Commitments	Committed	2004	2005-2006	2007-2008	After 2008
Standby Letters of Credit	$16,901	$16,901	$--	$--	$--

Other obligations consist primarily of a postretirement medical liability and miscellaneous other liabilities. Standby letters of credit are provided to the Company’s insurance administrators to cover costs associated with self insurance liabilities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RESK

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

Foreign Currency Exposure

Foreign currency exposures arising from cash flow transactions include firm commitments and anticipatory transactions. Translation exposure is also part of the overall foreign exchange risk. The Company’s exposure to foreign currency risks exists primarily with the Brazilian real, Canadian dollar, Mexican peso, Japanese yen and European Union euro. The Company regularly enters into foreign currency contracts primarily using foreign exchange forward contracts and options to manage the foreign currency risks associated with most of its firm commitment exposures. The Company also employs foreign exchange forward contracts as well as option contracts to manage the foreign currency risks associated with approximately 40% — 60% of its anticipated future cash flow transactions within the coming twelve months. The notional amount of these contracts at December 31, 2003 and 2002 were $5,286,000 and $6,599,000, respectively. The Company also limits its exposure to foreign currency fluctuations by entering into offsetting asset or liability positions and by establishing and monitoring limits on unmatched positions. The Company’s pre-tax earnings from foreign subsidiaries and affiliates translated into U.S. dollars using a weighted-average exchange rate was $18,046,000 and $10,702,000 for the years ending December 31, 2003 and 2002, respectively. On that basis, the potential loss in the value of the Company’s pre-tax earnings from foreign subsidiaries resulting from a hypothetical 10% adverse change in foreign currency exchange rates would have been $1,659,000 in 2003 and $959,000 in 2002.

The Company also has foreign currency exposure arising from the translation of the Company’s net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the European euro, Brazilian real, Mexican peso, Canadian dollar and South African rand. A 10% change in foreign currency exchange rates from balance sheet date levels would have impacted the Company’s net foreign investments by $10,651,000 and $8,665,000 at December 31, 2003 and 2002, respectively.

Interest Rate Exposure

In order to mitigate the impact of fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long-term basis. At December 31, 2003 and 2002, the Company had outstanding debt of $22,857,000 and $28,571,000, respectively. At December 31, 2003 and 2002, the fair value of the Company’s debt was $23,809,000 and $30,383,000, respectively. In addition, at December 31, 2003 and 2002, the fair value of securities held for investment was $97,958,000 and $62,742,000, respectively. The fair value of the Company’s total long-term debt and its securities held for investment would not be materially affected by a hypothetical 10% adverse change in interest rates. Therefore, the effects of interest rate changes on the fair value of the Company’s financial instruments are limited. Securities held for investment primarily consist of obligations of states and political subdivisions of a short-term nature.

Commodities Exposure

Due to the nature of its business, the Company procures almost all of its synthetic rubber, which is the predominant raw material used in manufacturing tire tread, at quarterly fixed rates using contracts with the Company’s main suppliers. Historically, the Company adjusts its selling prices and sales allowances to reflect significant changes in commodity costs; however, due to competitive pressures and the decreasing difference between the price on a Bandag retread and a substitute new tire, the Company believes its ability to continue to pass on such increases may be diminished. To soften the impact of higher raw material costs caused by increases in oil prices the Company adjusted selling prices in the United States and Canada effective January 1, 2003 and adjusted selling prices in some foreign locations during the year. Therefore, the Company’s exposure is limited to the extent selling price adjustments fail to offset increases in commodity costs. The ability of the Company to raise prices does not eliminate its exposure to pricing risks on its fleet contract business due to the terms of the related agreements.

CRITICAL ACCOUNTING POLICIES

Bandag’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of the accounting policies that currently affect its financial condition and results of operations. The Company’s senior management has discussed the development and selection of critical accounting estimates and related management’s discussion and analysis disclosures with the audit committee of the board of directors.

Accounts Receivable

Bandag’s global credit policies are corporately determined and managed through business unit credit and financial management departments to insure compliance with local laws and to effect proper credit and collections at the country level.

A significant percentage of the Company’s global accounts receivable are obligations of franchisees. The majority of these accounts receivable are extended within North America. However, Bandag competes in the global marketplace and credit is extended outside of the United States. Bandag continuously monitors political, social and economic risks to insure sound credit decisions are made within these foreign markets.

Bandag also extends credit in North America to customers in the trucking and transportation industry. Credit is extended to large national and regional customers on a contractual basis through Bandag. Smaller regional and local trucking customers are provided credit through TDS.

Management evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount management reasonably believes will be collected. General reserves for bad debts are maintained based upon the length of time the receivables are past due and upon historical write-off experience by geographic location. Credit losses have been within management’s expectations.

Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary timing differences between the tax and financial statement basis of assets and liabilities. At December 31, 2003, the Company had net deferred tax assets of $39,679,000. This balance consists of approximately $45,082,000 of net deferred tax assets primarily related to the timing of income and deductions for tax versus books, and $5,403,000 of net deferred tax liabilities primarily related to the unremitted earnings of foreign subsidiaries. Deferred taxes on the unremitted earnings of foreign subsidiaries are provided under the assumption that all profits of the foreign subsidiaries will be repatriated to the United States and all foreign taxes paid will be available to offset United States taxes. In addition, any deferred tax asset is reviewed annually to determine the probability of realizing the asset. If it is determined unlikely that the asset will be fully realized in the future, a valuation allowance is established against the asset. Refer to Note 11 of the consolidated financial statements for further details.

The Company believes it has a reasonable basis in the tax law for all of the positions it takes on the various federal and state tax returns it files. However, in recognition of the fact that various taxing authorities may not agree with the Company’s position on certain issues, that the cost of litigation in maintaining the positions that the Company has taken on various issues might be significant, and that the taxing authorities may prevail in their attempts to overturn such possibilities, the Company maintains tax reserves. These reserves, the potential issues they are intended to cover, as well as their adequacy to do so, are reviewed both internally and with outside tax professionals on a regular and frequent basis. Periodic adjustments are made to such reserves to reflect the lapsing of statutes of limitations, closings of ongoing examinations or commencement of new examinations, and changes in tax law or interpretations of tax law.

Marketing Programs

Distribution Management Request (DMR) is a marketing program designed to increase Company market share by enhancing dealer capability and franchise value. Enhanced dealer capabilities and franchise values are achieved primarily through Company-provided financial assistance towards the acquisition of equipment, service vehicles, facility expansions and other items aligned with Company goals.

Under the DMR Program, the Company provides financial assistance in the form of DMR promissory notes from the dealer to Bandag. The proceeds from the promissory notes can only be used by the dealer toward the acquisition of equipment (including equipment sold by the Company), service vehicles, facility expansions and other items aligned with Company goals. The notes have a term of up to five years. However, if the dealer achieves a business objective, typically purchasing a specified amount of tread rubber each year, then the Company forgives either part or all of the principal and interest for that year. The Company records a reduction in sales for the costs of the program as financial assistance is provided. The DMR reserve at December 31, 2003, 2002 and 2001 was $15,529,000, $18,927,000 and $14,716,000, respectively. In 2003, 2002 and 2001, DMR costs of $4,905,000, $8,628,000 and $5,376,000, respectively, were recorded as a reduction of sales.

Outsourcing Agreement

In connection with a tire management outsourcing agreement entered into by TMS, the Company is providing tire management services to a customer, Roadway Corporation. The current outsourcing agreement with Roadway Corporation was extended to July 2004 and the Company is in negotiations with Yellow Roadway Corporation to enter into a new agreement. The substance of the outsourcing agreement, as more fully described below, is that the Company provides complete maintenance of the customer’s tire and wheel assets over the term of the agreement and provides a full range of services to maintain the assets. These services include replacing and repairing tires and wheels, as well as other tire related services. The Company entered into this agreement because fleets were experiencing narrowing margins and expanding needs, including the need for suppliers (such as the Company) to provide services, such as outsourcing services, as well as products. The Company recognizes revenue for these outsourcing services on a per mile basis based on the number of tire miles traveled by the customer’s truck fleet in the month of usage.

Over the term of the agreement, the Company estimates that approximately 75% of the revenue will be realized through cash payments and the balance will be realized by recording an incrementally increasing ownership percentage in the customer’s tire assets. The Company agreed to accept the non-cash consideration as partial payment for its services as a result of the negotiating process between the Company and the customer, its longstanding relationship with the customer and the anticipated return on the contract, including the non-cash consideration received. The tire and wheel assets are classified as other assets. In 2003, 2002, and 2001, these non-current assets amounted to $31,700,000, $26,803,000 and $22,855,000, respectively. The Company does not record depreciation on the tire and wheel assets; rather, the Company incurs direct expenses related to the efforts of maintaining the tires at the mutually agreed upon specifications. These amounts are expensed as incurred and approximate the amount that would otherwise be recorded as depreciation expense.

Quarterly, the Company evaluates the carrying value of the tire and wheel assets for impairment and adjusts the carrying value as required. Upon termination of the agreement, the tire and wheel assets will either be repurchased by the customer or a third party at a contractually agreed upon price, which the Company believes will approximate their carrying value, or will remain the property of the Company. There could be a material difference between the carrying value and the realizable value should the tire and wheel assets not be repurchased by the customer, or a third party. Although the acquisition of Roadway by Yellow adds uncertainty, the Company has determined the probability that the customer, or a third party, will not repurchase the tire and wheel assets to be highly unlikely based upon the facts and conditions surrounding the contract with this customer, which includes a significant termination penalty that the Company believes is sufficient to make this option unfavorable to the customer.

Pension Plans

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company’s pension amounts relate to its defined benefit plans in the United States. The Company has not made any contributions to any of the United States pension plans since plan year 1997 because the fully funded status of the plans would preclude a tax deduction. SFAS No. 87 and the policies used by the Company generally reduce the volatility of pension income or expense arising from changes in the pension liability discount rates and the performance of the pension plan’s assets.

An important element in determining the Company’s pension income or expense in accordance with SFAS No. 87 is the expected return on assets. Based on recent realized negative returns and lower projected future equity returns the Company’s long-term rate of return assumption for its United States plans is 7.0% as of December 31, 2003. The Company has historically had returns in excess of 7.0%; however; the Company has experienced losses in two of the last three years. The Company believes the assumption of future returns is reasonable.

Each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments. The discount rate for December 31, 2003 was 6.0%.

For the year ended December 31, 2003, the Company recognized consolidated pre-tax pension expense of $4,670,000 which compares to consolidated pre-tax pension income of $782,000 recognized in 2002. The Company estimates pension expense will be approximately $3,900,000 for 2004. Refer to Note 16 of the consolidated financial statements for further details.

A 50 basis point increase or decrease in the assumed discount rate would have changed pension and other postretirement benefit obligations by approximately $8,300,000 at December 31, 2003, and changed pension and postretirement benefit costs by approximately $825,000. A 50 basis point increase or decrease in the assumed expected long-term rate of return on plan assets would have changed pension costs by approximately $500,000 for 2003.

NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation Number (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses accounting for variable interest entities (VIE), defined as a separate legal structure that either 1) has equity investors who lack the essential characteristics of a controlling financial interest, or 2) has equity investors that do not provide sufficient financial resources for the entity to support its own activities. FIN No. 46 requires that a VIE be consolidated by a company if that company is entitled to a majority of the VIE’s residual returns or is subject to a majority of its expected losses, and also requires disclosures concerning VIEs that a company is not required to consolidate but in which it has a significant variable interest. The Company performed a preliminary analysis and has determined none of its franchisees would require consolidation under FIN 46. The consolidation requirements of FIN 46 would be effective for the Company as of March 31, 2004.

FORWARD LOOKING STATEMENTS

This Form 10-K contains the following “forward-looking” statement that is made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995: “Bandag expects diluted earnings per share to improve between $0.10 to $0.15 in 2004 due to this acquisition.” Such statement is based on Management’s current projections, beliefs and opinions at the date of this press release. Such projections involve unknown risks and uncertainties, which may cause the actual results to differ materially from expected results. Bandag’s ability to predict future results is inherently uncertain. Factors which could affect the “forward-looking” statement include (i) whether raw material costs of Speedco, which are largely dependent on the price of crude oil which, in turn, is affected by various global factors and events, both political and economic, increase or decrease and (ii) whether the United States economy continues to strengthen or weakens, both conditions which could significantly impact the volume of truck traffic on the interstate highways and, therefore, the level of Speedco’s business.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Operations and Financial Condition,” which is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Independent Auditors	26
Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001	27
Consolidated Statements of Earnings for the years ended
December 31, 2003, 2002 and 2001	29
Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001	30
Consolidated Statements of Changes in Shareholders' Equity for the years ended
December 31, 2003, 2002 and 2001	31
Notes to Consolidated Financial Statements	33

Report of Independent Auditors

Shareholders and Board of Directors
Bandag, Incorporated

We have audited the accompanying consolidated balance sheets of Bandag, Incorporated and subsidiaries as of December 31, 2003, 2002, and 2001, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated and subsidiaries at December 31, 2003, 2002, and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 and Note 8, respectively, to the financial statements, effective January 1, 2002, the Company changed its method of accounting for stock based compensation to conform with FASB Statement No. 148 and its method of accounting for goodwill and other intangible assets to conform with FASB Statement No 142.

/s/ Ernst & Young LLP
Chicago, Illinois

January 27, 2004, except as to Note 19 as to which the date is February 13, 2004

Bandag, Incorporated
Consolidated Balance Sheets

	December 31
	2003	2002	2001
In thousands
Assets
Current Assets
Cash and cash equivalents	$189,976	$129,412	$145,625
Investments - Note 6	10,808	14,261	9,394
Accounts receivable, less allowance
(2003 - $16,350; 2002 - $13,644; 2001 - $15,206)	156,894	143,723	170,527
Inventories:
Finished products	50,112	47,339	65,224
Material and work in process	12,653	12,108	14,301

	62,765	59,447	79,525
Deferred income tax assets - Note 11	32,484	38,338	34,325
Prepaid expenses and other current assets	13,359	38,115	33,220

Total Current Assets	466,286	423,296	472,616
Property, Plant and Equipment, on the basis of cost:
Land	8,203	9,052	10,140
Buildings and improvements	107,642	109,273	112,329
Machinery and equipment	345,933	341,955	349,804
Construction and equipment installation in progress	4,216	2,776	6,802

	465,994	463,056	479,075
Less allowances for depreciation and amortization	(358,019)	(346,358)	(337,690)

	107,975	116,698	141,385
Goodwill, less accumulated amortization
(2001 - $37,298)	--	--	50,964
Intangible assets, less accumulated amortization
(2003 - $8,856; 2002 - $7,906; 2001 - $6,781)	2,936	3,891	315
Deferred income tax asset - Note 11	7,195	2,899	--
Other assets	76,137	71,043	63,132

Total Assets	$660,529	$617,827	$728,412

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Balance Sheets (continued)

	December 31
	2003	2002	2001
In thousands
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$25,710	$26,813	$22,153
Accrued employee compensation and benefits	36,978	31,834	25,311
Accrued marketing expenses	31,845	29,045	26,396
Other accrued expenses	22,202	26,451	23,777
Dividends payable	6,260	6,129	6,502
Income taxes payable	14,946	19,883	14,947
Short-term notes payable and current portion of other obligations	10,252	7,706	67,391

Total Current Liabilities	148,193	147,861	186,477
Long-term debt and other obligations - Note 7	35,259	45,373	50,359
Deferred income tax liabilities	--	--	2,580
Shareholders' Equity - Note 15
Common Stock; $1.00 par value; authorized 21,500,000 shares;
issued and outstanding - 9,099,745 shares in 2003; 9,078,798 shares
in 2002; 9,079,093 shares in 2001	9,100	9,079	9,079
Class A Common Stock; $1.00 par value; authorized 50,000,000 shares;
issued and outstanding - 9,249,756 shares in 2003; 9,150,967 shares
in 2002; 9,525,514 shares in 2001	9,250	9,151	9,525
Class B Common Stock; $1.00 par value; authorized 8,500,000 shares;
issued and outstanding - 918,688 shares in 2003; 921,985 shares
in 2002; 2,037,370 shares in 2001	919	922	2,037
Additional paid-in capital	17,903	13,034	11,399
Retained earnings	477,499	442,251	502,517
Accumulated other comprehensive loss:
Minimum pension liability	(601)	--	--
Foreign currency translation adjustment	(36,993)	(49,844)	(45,561)

	(37,594)	(49,844)	(45,561)

Total Shareholders' Equity	477,077	424,593	488,996

Total Liabilities and Shareholders' Equity	$660,529	$617,827	$728,412

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Earnings

	Year Ended December 31
	2003	2002	2001
In thousands, except per share data
Income
Net sales	$816,397	$900,503	$949,332
Other income	11,789	11,450	17,341

	828,186	911,953	966,673
Cost and Expenses
Cost of products sold	508,139	563,689	612,639
Engineering, selling, administrative and other expenses	233,744	269,889	276,753
Non-recurring charges - Note 2	--	--	3,400
Interest expense	2,403	6,857	7,376

	744,286	840,435	900,168
Earnings Before Income Taxes and Cumulative Effect
of Accounting Change	83,900	71,518	66,505
Income taxes - Note 11	23,700	21,465	22,673

Earnings Before Cumulative Effect of Accounting Change	60,200	50,053	43,832
Cumulative effect of accounting change (net of income tax benefit of $3,704)	--	(47,260)	--

Net Earnings	$60,200	$2,793	$43,832

Net Earnings Per Share - Note 12
Basic earnings per share
Earnings before cumulative effect of accounting change	$3.14	$2.53	$2.13
Cumulative effect of accounting change	--	(2.39)	--

Net Earnings	$3.14	$0.14	$2.13

Diluted earnings per share
Earnings before cumulative effect of accounting change	$3.11	$2.52	$2.12
Cumulative effect of accounting change	--	(2.38)	--

Net Earnings	$3.11	$0.14	$2.12

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31
	2003	2002	2001
In thousands
Operating Activities
Net earnings	$60,200	$2,793	$43,832
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change	--	50,964	--
Provision for depreciation	26,229	31,208	36,139
Provision for amortization	950	1,125	10,016
Change in deferred income taxes	1,558	(9,239)	11,303
Stock compensation expense, net of forfeitures	1,725	1,051	(72)
Other	(549)	4,297	(4,867)
Change in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable	2,843	20,049	13,953
Inventories	(3,657)	15,797	10,360
Prepaid expenses and other accrued expenses	2,657	(4,136)	2,524
Other assets	(4,887)	(3,964)	(5,960)
Accounts payable and other accrued expenses	(3,979)	15,966	(4,693)
Income taxes payable	(4,968)	4,499	2,943

Net Cash Provided by Operating Activities	78,122	130,410	115,478
Investing Activities
Additions to property, plant and equipment	(17,563)	(17,938)	(25,270)
Proceeds from dispositions of property, plant and equipment	1,298	3,137	4,221
Purchases of investments	(25,012)	(12,263)	(11,416)
Maturities of investments	28,465	8,696	9,149
Payments for acquisitions of businesses	--	(1,951)	--
Proceeds from divestitures of businesses	21,315	6,604	--

Net Cash Provided by (Used in) Investing Activities	8,503	(13,715)	(23,316)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(7,066)	(67,979)	(7,396)
Cash dividends	(24,595)	(25,550)	(25,157)
Purchases of Common, Class A and Class B Stock	(238)	(40,334)	(971)
Stock Options Exercised	1,300	937	1,019

Net Cash Used in Financing Activities	(30,599)	(132,926)	(32,505)
Effect of exchange rate changes on cash and cash equivalents	4,538	18	(40)

Increase (Decrease) in Cash and Cash Equivalents	60,564	(16,213)	59,617
Cash and cash equivalents at beginning of year	129,412	145,625	86,008

Cash and Cash Equivalents at End of Year	$189,976	$129,412	$145,625

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock Issued and Outstanding		Class A Common Stock Issued and Outstanding		Class B Common Stock Issued and Outstanding		Additional Paid-In	Retained	Accumulated Other Comprehensive	Comprehensive
In thousands, except share data	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income
Balance at January 1, 2001	9,057,561	$9,058	9,465,445	$9,465	2,038,745	$2,039	$8,256	$484,987	$(39,648)
Net earnings for the year								43,832		$43,832
Other comprehensive income,
net of tax - Adjustment for
foreign currency
translation									(5,913)	(5,913)

Comprehensive income for
the year										$37,919

Cash dividends - $1.23 per								(25,387)
share

Conversion of Class B Common
Stock to Common Stock -
Note 15	1,375	1			(1,375)	(2)
Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 15	(1,720)	(2)	(1,720)	(2)			(106)

Class A Common Stock issued
under Stock Award Plan -
Note 15			32,186	32			752

Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 16	20,704	21	25,383	25			1,540

Purchases of Common Stock and
Class A Common Stock	(18,827)	(19)	(20,225)	(20)			(17)	(915)

Stock options exercised under
Stock Award Plan - Note 15			4,445	5			89

Stock options exercised under
Non-qualified Stock
Option Plan - Note 15	20,000	20	20,000	20			885

Balance at December 31, 2001	9,079,093	$9,079	9,525,514	$9,525	2,037,370	$2,037	$11,399	$502,517	$(45,561)

Net earnings for the year								2,793		$2,793

Other comprehensive income,
net of tax - Adjustment for
foreign currency
translation									(4,283)	(4,283)

Comprehensive loss for
the year										$(1,490)

Cash dividends - $1.265 per share								(25,177)
Conversion of Class B Common
Stock to Common Stock - Note15	639				(639)
Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 15	(1,265)	(1)	(1,265)	(1)			(82)
Class A Common Stock issued
under Stock Award Plan -
Note 15			1,782	2			12
Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 16	2,454	2	2,454	2			156
Purchases of Common Stock,
Class A Common Stock and
Class B Common Stock	(2,123)	(1)	(420,898)	(420)	(1,114,746)	(1,115)	(916)	(37,882)
Stock options exercised under
Stock Award Plan - Note 15			43,380	43			894
Stock option expense							1,571

Balance at December 31, 2002	9,078,798	$9,079	9,150,967	$9,151	921,985	$922	$13,034	$442,251	$(49,844)

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Changes in Shareholders' Equity (continued)

	Common Stock Issued and Outstanding		Class A Common Stock Issued and Outstanding		Class B Common Stock Issued and Outstanding		Additional Paid-In	Retained	Accumulated Other Comprehensive	Comprehensive
In thousands, except share data	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income
Balance at December 31, 2002	9,078,798	$9,079	9,150,967	$9,151	921,985	$922	$13,034	$442,251	$(49,844)
Net earnings for the year								60,200		$60,200
Other comprehensive income,
net of tax - Adjustment for
foreign currency
translation									12,851	12,851
Other comprehensive income,
net of tax - Adjustment
from minimum pension
liability									(601)	(601)

Comprehensive income for the year										$72,450

Cash dividends - $1.285 per								(24,726)
share
Conversion of Class B Common
Stock to Common Stock - Note 15	3,297	3			(3,297)	(3)
Class A Common Stock issued
under Stock Award Plan -
Note 15			21,400	21			171
Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 16	20,814	21	23,140	23			1,251
Purchases of Common Stock and
Class A Common Stock	(3,164)	(3)	(3,491)	(3)			(6)	(226)
Stock options exercised under
Stock Award Plan - Note 15			57,740	58			1,243
Stock option expense							2,210

Balance at December 31, 2003	9,099,745	$9,100	9,249,756	$9,250	918,688	$919	$17,903	$477,499	$(37,594)

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

Accounts Receivable and Concentrations of Credit Risk:

Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers the Company has and their geographic dispersion. The Company maintains close working relationships with these customers and performs ongoing credit evaluations of their financial condition. No one customer is large enough to pose a significant financial risk to the Company. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable. Credit losses have been within management’s expectations.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances as well as credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Interest may be charged on notes and is recognized when paid by the debtor, however interest is not charged on accounts receivables.

Deferred Taxes:

Deferred taxes on the unremitted earnings of foreign subsidiaries are provided under the assumption that all profits of the foreign subsidiaries will be repatriated to the United States and all foreign taxes paid will be available to offset United States taxes. In addition, any deferred tax asset is reviewed annually to determine the probability of realizing the asset. If it is determined unlikely that the asset will be fully realized in the future, a valuation allowance is established against the asset. Refer to Note 11 of the consolidated financial statements for further details.

Inventories:

Inventories are valued at the lower of cost or market. Approximately 52%, 45%, and 45%, of year-end inventory amounts at December 31, 2003, 2002, and 2001, respectively, were determined by the last in, first out (LIFO) method. The remainder of year-end inventory amounts are determined by the first in, first out method.

The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $19,694,000, $17,634,000, and $20,328,000 at December 31, 2003, 2002, and 2001, respectively.

During 2003 and 2002, inventory quantities were reduced which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of goods sold approximately $1,300,000 and $3,800,000 for the years ended December 31, 2003 and 2002, respectively.

Property, Plant, and Equipment:

Provisions for depreciation of plant and equipment is computed using straight-line and declining-balance methods, over the following estimated useful lives:

Buildings	5 to 50 years
Building Improvements	3 to 40 years
Machinery and Equipment	3 to 15 years

Depreciation expense approximated $26,229,000, $31,208,000, and $36,139,000 in 2003, 2002, and 2001, respectively.

Intangible Assets:

Intangible assets, which principally represent software, are amortized using the straight-line method over 3 to 5 years. Intangible amortization expense approximated $950,000, $1,125,000, and $1,111,000 in 2003, 2002, and 2001, respectively. Amortization expense is estimated to be $950,000 for the years 2004-2006 and $100,000 for 2007.

Outsourcing Agreement:

In connection with a tire management outsourcing agreement entered into by Tire Management Solutions, Inc. (TMS), the Company is providing tire management services to a customer, Roadway Corporation. The current outsourcing agreement with Roadway Corporation was extended to July 2004 and the Company is in negotiations with Yellow Roadway Corporation to enter into a new agreement. The substance of the outsourcing agreement, as more fully described below, is that the Company provides complete maintenance of the customer’s tire and wheel assets over the term of the agreement and provides a full range of services to maintain the assets. These services include replacing and repairing tires and wheels, as well as other tire related services. The Company entered into this agreement because fleets were experiencing narrowing margins and expanding needs, including the need for suppliers (such as the Company) to provide services, such as outsourcing services, as well as products. The Company recognizes revenue for these outsourcing services on a per mile basis based on the number of tire miles traveled by the customer’s truck fleet in the month of usage.

Over the term of the agreement, the Company estimates that approximately 75% of the revenue will be realized through cash payments and the balance will be realized by recording an incrementally increasing ownership percentage in the customer’s tire assets. The Company agreed to accept the non-cash consideration as partial payment for its services as a result of the negotiating process between the Company and the customer, its longstanding relationship with the customer and the anticipated return on the contract, including the non-cash consideration received. The tire and wheel assets are classified as other assets. In 2003, 2002, and 2001, these non-current assets amounted to $31,700,000, $26,803,000 and $22,855,000, respectively. The Company does not record depreciation on the tire and wheel assets; rather, the Company incurs direct expenses related to the efforts of maintaining the tires at the mutually agreed upon specifications. These amounts are expensed as incurred and approximate the amount that would otherwise be recorded as depreciation expense.

Quarterly, the Company evaluates the carrying value of the tire and wheel assets for impairment and adjusts the carrying value as required. Upon termination of the agreement, the tire and wheel assets will either be repurchased by the customer or a third party at a contractually agreed upon price, which the Company believes will approximate their carrying value, or will remain the property of the Company. There could be a material difference between the carrying value and the realizable value should the tire and wheel assets not be repurchased by the customer, or a third party. Although the acquisition of Roadway by Yellow adds uncertainty, the Company has determined the probability that the customer, or a third party, will not repurchase the tire and wheel assets to be highly unlikely based upon the facts and conditions surrounding the contract with this customer, which includes a significant termination penalty that the Company believes is sufficient to make this option unfavorable to the customer.

34

Foreign Currency Translation:

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and items of income and expense are translated at the average exchange rate for the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary and translation adjustments in countries with highly inflationary economies or in which operations are directly and integrally linked to the Company’s United States operations are included in income. Net foreign exchange losses, which are included in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings, were $1,750,000, $1,102,000, and $2,769,000 in 2003, 2002, and 2001, respectively.

Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and finite lived intangibles in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets to fair value if the sum of the expected future cash flows is less than book value.

Research and Development:

Expenditures for research and development, which are expensed as incurred, approximated $7,238,000, $8,109,000, and $10,225,000 in 2003, 2002, and 2001, respectively.

Advertising:

The Company expenses all advertising costs in the year incurred. Advertising expense was $4,804,000, $5,723,000, and $7,137,000 in 2003, 2002, and 2001, respectively.

Revenue Recognition:

Sales of tread rubber, equipment, new tires and retread tires and other tire related products are recorded when title and all risk of ownership are transferred to the dealer or customer. Service revenue is recognized upon completion of the service. Revenue related to the Company’s tire management outsourcing services is recognized on a per mile basis based on the number of tire miles traveled by the customers’ truck fleets in the month of usage. Revenue related to the sale of computer hardware or software is recognized when it has been installed for the customer.

Shipping and Handling Costs:

Shipping and handling costs are included as part of cost of product sold in the Consolidated Statement of Earnings.

Marketing Programs:

Distribution Management Request (DMR) is a marketing program designed to increase Company market share by enhancing dealer capability and franchise value. Enhanced dealer capabilities and franchise values are achieved primarily through Company-provided financial assistance towards the acquisition of equipment, service vehicles, facility expansions and other items aligned with Company goals.

Under the DMR Program, the Company provides financial assistance in the form of DMR promissory notes from the dealer to Bandag. The proceeds from the promissory notes can only be used by the dealer toward the acquisition of equipment (including equipment sold by the Company), service vehicles, facility expansions and other items aligned with Company goals. The notes have a term of up to five years. However, if the dealer achieves a business objective, typically purchasing a specified amount of tread rubber each year, then the Company forgives either part or all of the principal and interest for that year. The Company records a reduction in sales for the costs of the program as financial assistance is provided. The DMR reserve at December 31, 2003, 2002 and 2001 was $15,529,000, $18,927,000 and $14,716,000, respectively. In 2003, 2002 and 2001, DMR costs of $4,905,000, $8,628,000 and $5,376,000, respectively, were recorded as a reduction of sales.

National Account Business:

The Company enters into contracts to supply retreaded tires and other tire-related services through its network of franchised dealers to large national and regional customers in the North American trucking and transportation industry. The Company provides various forms of financial incentives to its dealers to continue the supply of retreaded tires and services on these accounts. In 2003, 2002, and 2001, fleet subsidy expenses of $25,026,000, $21,315,000, and $18,969,000, respectively, were recorded as a reduction of sales.

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

The fair value of the derivative instruments was a liability of $107,000 and $347,000 and an asset of $185,000 at December 31, 2003, 2002, and 2001, respectively. Changes in the fair values of these instruments are reflected in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings because the Company has not designated these instruments as accounting hedges.

Accounting for Stock-Based Compensation:

In 1999, the Company’s Board of Directors adopted the Bandag, Incorporated Stock Award Plan, which is described more fully in Note 15. Prior to 2002, the Company accounted for the plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” (the Statement). Under the modified prospective method of adoption selected by the Company under the provisions of the Statement, compensation cost of $2,210,000 and $1,572,000 recognized in 2003 and 2002, respectively, is the same as that which would have been recognized had the recognition provisions of the Statement been applied from its original effective date in 1994. Results for prior years have not been restated.

A summary of the status of the Company’s option activity under the Bandag, Incorporated Stock Award Plan is presented below:

	Class A Common Shares	Weighted- Average Exercise Price
Outstanding, January 1, 2001	532,700	$22.54
Granted	388,200	$24.35
Exercised	(4,445)	$21.09
Forfeited	(55,245)	$25.44

Outstanding, December 31, 2001	861,210	$23.18
Granted	312,400	$32.53
Exercised	(43,380)	$21.80
Forfeited	(17,820)	$25.64

Outstanding, December 31, 2002	1,112,410	$25.82
Granted	435,650	$27.62
Exercised	(58,902)	$22.49
Forfeited	(24,518)	$26.88

Outstanding, December 31, 2003	1,464,640	$26.47

The following summarizes information about stock options outstanding under the Bandag, Incorporated Stock Award Plan at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Class A Common Shares	Average Remaining Contractual Life	Weighted- Average Exercise Price	Class A Common Shares	Weighted- Average Exercise Price
$20.33 - $23.71	360,240	6.1 years	$21.09	201,940	$21.09
$23.71 - $27.10	358,675	7.3 years	$24.50	156,775	$24.70
$27.10 - $30.49	399,550	9.1 years	$27.68	16,250	$27.65
$30.49 - $33.88	346,175	7.8 years	$32.71	120,077	$32.94

$20.33 - $33.88	1,464,640	7.6 years	$26.47	495,042	$25.32

The following table presents, on a pro forma basis, net earnings and net earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in 2001 prior to the adoption of SFAS No. 123:

In thousands, except per share data	2001
Net earnings, as reported	$43,832
Deduct: Total stock-based employee compensation expense
determined under fair value based method, net of related tax effects	(791)

Pro forma net earnings	$43,041

Net earnings per share - basic:
As reported	$2.13
Pro forma	$2.09
Net earnings per share - diluted:
As reported	$2.12
Pro forma	$2.08

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following weighted-average assumptions were made in estimating the fair value:

	2003	2002	2001
Dividend yield	4.7%	4.6%	4.1%
Expected volatility	32.3%	33.2%	31.3%
Risk-free interest rate	4.0%	5.1%	5.3%
Expected lives	10 years	10 years	10 years

The weighted-average fair value of options granted during 2003, 2002, and 2001 was $6.41, $8.52, and $6.74 per option, respectively.

The number of options exercisable were 495,042, 281,720, and 137,185 at December 31, 2003, 2002, and 2001, respectively.

New Accounting Standards:

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation Number (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses accounting for variable interest entities (VIE), defined as a separate legal structure that either 1) has equity investors who lack the essential characteristics of controlling financial interest, or 2) has equity investors that do not provide sufficient financial resources for the entity to support its own activities. FIN No. 46 requires that a VIE be consolidated by a company if that company is entitled to a majority of the VIE’s residual returns or is subject to a majority of its expected losses, and also requires disclosures concerning VIEs that a company is not required to consolidate but in which it has a significant variable interest. The Company performed a preliminary analysis and has determined none of its franchisees would require consolidation under FIN 46. The consolidation requirements of FIN 46 would be effective for the Company as of March 31, 2004.

Reclassification:

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2.  Non-Recurring Charges

During the fourth quarter 2001, the Company recorded a non-recurring charge totaling $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs include $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. The Company paid $93,000, $1,321,000 and $1,542,000 in 2003, 2002 and 2001, respectively, related to the termination of employees. As of December 31, 2003, $1,344,000 of the charges related to the closure of the North American tread rubber manufacturing facility remained accrued. The Company estimates that substantially all of the remaining payments will be made by the end of 2004. Also, included in the net non-recurring charge was $1,800,000 ($1,080,000 net of tax benefits) for post-retirement health care costs associated with 64 terminated employees that is included in the post-employment benefit liability at December 31, 2001. These two charges were offset by a benefit of $2,700,000 ($1,620,000 net of tax benefits) for the reduction of other accrued expenses due to the resolution of a tax audit settlement and prior year tax accrual changes.

Note 3.  Restructuring Charges

In 2002, the Company recorded restructuring charges totaling $3,500,000 ($2,450,000 net of tax benefits) for termination benefits covering 39 employees. The Company paid approximately $2,428,000 and $650,000 in 2003 and 2002, respectively, related to the termination of employees. As of December 31, 2003, $836,000 of the charges related to the restructuring remained accrued, which reflects a $414,000 increase in the original provision due to exchange rate changes. Substantially all of the remaining payments, which are primarily severance pay, will be made by the end of 2006.

Note 4.  Acquisitions

On February 14, 2002, the Company acquired the assets of Open Road Technologies, Inc. (Open Road), and the results of operations from that point forward are included in the consolidated results. Open Road is the supplier of RoadWare™ retread shop management software, which contributed sales of approximately $7,700,000 and $6,200,000 in 2003 and 2002, respectively. The assets, which were primarily software, were acquired for $1,951,000, net of cash received. As part of the purchase agreement additional payments will be made each year for three years following the purchase. The total of such payments will range from $2,200,000 to $5,000,000 over the three year period.

Note 5.  Divestitures

During 2003, the Company’s TDS segment sold 41 locations with a net carrying value of $31,213,000 for cash of $21,315,000 and assumed liabilities of $8,909,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes and cumulative effect of accounting change of $989,000 which was recorded in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings. During 2003, TDS also closed three locations. These divested and closed locations contributed $40,982,000 to net sales and $4,118,000 of losses to earnings before taxes and cumulative effect of accounting change for the year ended December 31, 2003. TDS held for sale assets included in other current assets in the Consolidated Balance Sheet decreased approximately $28,000,000 from December 31, 2002.

In conjunction with the divestiture of certain TDS locations in 2003, Bandag guaranteed a portion of third-party loans to a dealer. Bandag’s exposure under these guarantees is $2,800,000. The guarantees are secured by assets of the dealer. The term of the guarantees is three years. The fair value of the guarantees, which was estimated at $600,000, is included in long-term debt and other obligations in the Company’s Consolidated Balance Sheet with an offsetting charge of $600,000 included in engineering, selling, administrative and other expenses on the Consolidated Statements of Earnings in 2003.

During 2002, the Company’s TDS segment sold 17 locations with a net carrying value of $7,528,000 for cash of $6,608,000, resulting in a loss of before income taxes and cumulative effect of accounting change of $920,000. These divested locations contributed $29,000,000 to net sales and $3,000,000 of losses to earnings before taxes and cumulative effect of accounting change for the year ended December 31, 2002.

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

The following is a summary of securities held-to-maturity:

In thousands	Cost	Gross Unrealized Gains	Estimated Fair Value
December 31, 2003
Securities Held-to-Maturity
Obligations of states and political subdivisions	$85,550		$85,550
Corporate debt	9,407		9,407
Debt securities issued by foreign governments	3,001		3,001

	$97,958	--	$97,958

December 31, 2002
Securities Held-to-Maturity
Obligations of states and political subdivisions	$62,736	$6	$62,742

December 31, 2001
Securities Held-to-Maturity
Obligations of states and political subdivisions	$113,544	$52	$113,596

At December 31, 2003, 2002, and 2001, securities held-to-maturity include $87,150,000, $48,475,000, and $102,850,000, respectively, reported as cash equivalents.

Note 7.  Financing Arrangements

The following is a summary of the Company’s debt and other obligations as of December 31:

In thousands	Interest Rates	2003	2002	2001
Senior Unsecured Notes Payable, matured 2002	6.41%	$--	$--	$60,000
Senior Unsecured Notes Payable, maturing 2007	6.50%	22,857	28,571	34,286

Total debt		22,857	28,571	94,286
Other obligations		22,654	24,508	23,464

Total debt and other obligations		45,511	53,079	117,750
Current portion of debt and other obligations		(10,252)	(7,706)	(67,391)

Long-term debt and other obligations		$35,259	$45,373	$50,359

The aggregate amount of scheduled annual maturities of long-term debt and other obligations is as follows:

Scheduled maturities, in thousands
2004	$10,252
2005	9,774
2006	8,518
2007	6,753
2008	253
Thereafter	9,961

Other obligations consist primarily of a postretirement medical liability and miscellaneous other liabilities.

Cash payments for interest on debt were $2,428,000, $6,982,000, and $7,419,000 in 2003, 2002, and 2001, respectively.

The fair values of the Company’s financing arrangements were estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2003, 2002, and 2001, the fair value of the Company’s outstanding debt was approximately $23,809,000, $30,383,000, and $96,256,000, respectively. Changes in the market value of the Company’s debt does not affect the reported results of operations unless the Company is retiring such obligations prior to maturity.

At December 31, 2003, the Company had uncommitted and committed unused lines of credit arrangements totaling $97,344,000. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at various interest rates and expiration dates.

Note 8.  Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, which resulted in a non-cash transition charge of $47,260,000 (net of tax benefit of $3,704,000), or $2.38 per diluted share, to recognize impairment of goodwill, substantially all of which related to TDS. The fair value of the reporting units was estimated using present value of future cash flows. Pursuant to SFAS No. 142, the $47,260,000 charge was treated as a change in accounting principle.

The changes in the carrying amount of goodwill for 2002 were as follows:

In thousands	Traditional Business	TDS	Total
Balance as of January 1, 2002	$3,388	$47,576	$50,964
Impairment losses	(3,388)	(47,576)	(50,964)

Balance as of December 31, 2002	$--	$--	$--

Proforma information assuming SFAS No. 142 was adopted on January 1, 2001:

	Year Ended December 31
In thousands, except per share data	2003	2002	2001
Reported earnings before cumulative effect of	$60,200	$50,053	$43,832
accounting change
Add goodwill amortization	--	--	7,952

Proforma earnings before cumulative effect of	$60,200	$50,053	$51,784
accounting change

Basic earnings per share
Reported earnings before cumulative effect of
accounting change	$3.14	$2.53	$2.13
Add goodwill amortization	--	--	0.39

Proforma earnings before cumulative effect of	$3.14	$2.53	$2.52
accounting change

Diluted earnings per share
Reported earnings before cumulative effect of
accounting change	$3.11	$2.52	$2.12
Add goodwill amortization	--	--	0.38

Proforma earnings before cumulative effect of	$3.11	$2.52	$2.50
accounting change

Note 9.  Other Income

Other income includes lease income, royalties and other miscellaneous items.

Note 10.  Impairment of Long-Lived Assets

Long-lived assets related to the Company’s Venezuela and Brazil operations and a joint venture in India were determined to be impaired in 2002 and a $2,700,000 charge was recorded in engineering, selling, administrative and other expenses in the International segment. The license agreement with the Indian joint venture expired and the Company believes that it is unlikely it will recover the carrying value of the investment and therefore a reserve was recorded for the full amount of the investment. The equipment assets in Brazil were determined to be impaired due to an adverse change in the manner in which the assets were to be used and were written down to fair value based on prices for similar assets. The assets related to the Venezuelan operations were evaluated considering the current economic conditions of the country, and the assets were determined to be partially impaired with a remaining exposure of approximately $200,000.

Note 11.  Income Taxes

Significant components of the Company’s deferred tax assets and liabilities reflecting the net tax effects of temporary differences are summarized as follows:

	December 31
In thousands	2003	2002	2001
Deferred tax assets:
Marketing programs	$14,791	$16,456	$15,944
Excess foreign tax credits upon repatriation of unremitted earnings	13,907	11,314	7,247
Basis difference in fixed assets	6,660	10,201	8,048
Employee benefits	6,576	5,069	3,993
Insurance and legal reserves	5,982	5,975	6,180
Accounts receivable valuation allowances	3,020	2,680	3,790
Other nondeductible reserves	1,920	1,875	2,705
Foreign tax credits	1,078	5,259	2,643
Obsolescence and valuation reserves	715	883	715
Plant and equipment reserves	379	--	--
Other accruals	14,308	12,819	9,291

Total deferred tax assets	69,336	72,531	60,556

Deferred tax liabilities:
Excess pension funding	8,224	9,858	9,418
Unremitted earnings of foreign subsidiaries	5,403	7,806	9,911
Other liabilities	2,123	2,316	2,235

	15,750	19,980	21,564
Valuation allowance(1)	13,907	11,314	7,247

Total deferred tax liabilities	29,657	31,294	28,811

Net deferred tax assets	$39,679	$41,237	$31,745

Net current deferred tax assets	$32,484	$38,338	$34,325
Net non-current deferred tax assets (liabilities)	7,195	2,899	(2,580)

Net deferred tax assets	$39,679	$41,237	$31,745

(1)  If the Company repatriated all of its foreign earnings, the Company would have excess foreign tax credits. A valuation allowance was recorded to recognize the potential inability to utilize these credits.

The components of earnings before income taxes and cumulative effect of accounting change are summarized as follows:

	Year Ended December 31
In thousands	2003	2002	2001
Domestic	$65,854	$60,816	$56,159
Foreign	18,046	10,702	10,346

Earnings before income taxes and
cumulative effect of accounting change	$83,900	$71,518	$66,505

Significant components of the provision for income tax expense (credit) are summarized as follows:

	Year Ended December 31
In thousands	2003	2002	2001
Current:
Federal	$17,156	$23,209	$20,875
State	2,950	1,895	(1,119)
Foreign	7,056	5,071	5,575
Deferred:
Federal	(2,406)	(7,908)	(2,298)
Foreign	(1,056)	(802)	(360)

Income taxes	$23,700	$21,465	$22,673

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31
In thousands	2003	2002	2001
Computed at the expected statutory rate	35.0%	35.0%	35.0%
State income tax - net of federal tax benefit	1.9	1.5	2.8
Amortization of goodwill not deductible	--	--	3.8
Research and development credit	(0.6)	(1.4)	(3.7)
Audit settlement and prior year accrual changes	(3.6)	--	(6.1)
Deferred tax on unremitted earnings of foreign subsidiaries
and foreign tax rate differentials	(4.1)	(5.5)	(0.9)
Other	(0.4)	0.4	3.2

Income tax at the effective rate	28.2%	30.0%	34.1%

Income taxes paid amounted to $25,773,000, $21,565,000, and $9,306,000 in 2003, 2002, and 2001, respectively.

Note 12. Earnings Per Share

Earnings per share amounts are based on the weighted-average number of shares of Common Stock, Class A Common Stock, Class B Common Stock and dilutive potential common shares (restricted stock and stock options) outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
In thousands, except per share data	2003	2002	2001
Numerator:
Earnings before cumulative effect
of accounting change	$60,200	$50,053	$43,832
Denominator:
Weighted-average shares - Basic	19,161	19,754	20,573
Effect of dilutive:
Restricted stock	66	49	41
Stock options	142	85	72

	208	134	113
Weighted-average shares - Diluted	19,369	19,888	20,686

Earnings Per Share before cumulative
effect of accounting change:
Basic	$3.14	$2.53	$2.13

Diluted	$3.11	$2.52	$2.12

Options to purchase 46,100 shares of Class A Common Stock at an option price of $33.875 were outstanding during each of 2003, 2002, and 2001, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Options to purchase 300,187 and 307,100 shares of Class A Common Stock at an option price of $32.53 were outstanding during 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Options to purchase 399,550 shares of Class A Common Stock at an option price of $27.68 were outstanding during 2003, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Note 13.  Leases

Certain equipment and facilities are rented under non-cancelable and cancelable operating leases. Total rental expense under operating leases was $8,454,000, $9,351,000, and $10,210,000 for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, future minimum lease payments under non-cancelable operating leases having initial lease terms in excess of one year are: $9,813,000 in 2004, $8,354,000 in 2005, $7,159,000 in 2006, $4,958,000 in 2007, $3,112,000 in 2008, and $22,105,000 in the aggregate for all years after 2008.

Note 14.  Operating Segment and Geographic Area Information

Description of Types of Products and Services:

The Company has two reportable operating segments: the Traditional Business and TDS.

The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. SFAS No. 131 requires segment information to be reported based on how management internally evaluates the operating performance of their business units. The operations of the Traditional Business segment are evaluated by worldwide geographic region. For segment reporting purposes, the Company’s operations located in the United States and Canada, along with Tire Management Solutions, Inc. and Quality Design Systems, Inc. are integrated and managed as one unit, which is referred to internally as “North America.” The Company’s operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. Exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as “International.”

TDS operates retreading locations and commercial, retail, and wholesale outlets in 10 states west of the Mississippi in the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Measurement of Segment Profit and Loss and Segment Assets:

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are recorded at fair market value less a discount between geographic areas within the Traditional Business. Transactions between the Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

Other assets are principally cash and cash equivalents, investments, corporate office and related equipment.

The Company has two reportable operating segments: the manufacture of precured tread rubber, equipment and supplies for retreading tires (Traditional Business) and the sales and maintenance of new and retread tires to principally commercial and industrial customers (TDS).

Information concerning operations for the Company’s two reportable operating segments and different geographic areas follows:

	Traditional Business
	North America(4)(5)			Europe(6)			International(7)
In millions	2003	2002	2001	2003	2002	2001	2003	2002	2001
Sales by product
Retread products	$343.7	$330.5	$328.5	$78.4	$63.4	$68.1	$92.3	$86.3	$98.8
New tires	--	--	--	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--	--	--	--
Equipment	20.3	18.0	23.3	4.7	3.8	4.4	1.4	1.8	2.0
Other	35.9	31.8	25.3	--	--	--	--	--	--

Net sales to unaffiliated customers(1)(2)	$399.9	$380.3	$377.1	$83.1	$67.2	$72.5	$93.7	$88.1	$100.8
Transfers	45.8	60.8	69.5	0.5	0.9	0.5	8.5	5.9	4.1

Segment area totals	$445.7	$441.1	$446.6	$83.6	$68.1	$73.0	$102.2	$94.0	$104.9
Eliminations (deduction)
Total Net Sales
Gross Profit	$187.2	$200.0	$186.8	$29.4	$20.6	$25.7	$32.2	$32.4	$35.4
Goodwill Amortization Expense(3)	--	--	0.6	--	--	--	--	--	--
Intangible Amortization Expense	1.0	0.8	--	--	--	--	--	--	--
Depreciation Expense	12.0	12.6	16.0	3.3	3.6	3.6	4.0	4.2	4.9
Operating earnings (loss)	$76.8	$95.3	$90.1	$2.7	$(1.6)	$2.4	$14.2	$9.1	$11.9
Interest revenue	--	--	--	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--	--	--	--
Corporate expenses	--	--	--	--	--	--	--	--	--

Earnings (loss) before income taxes &
cumulative effect of accounting change	$76.8	$95.3	$90.1	$2.7	$(1.6)	$2.4	$14.2	$9.1	$11.9
Total Assets at December 31	$286.9	$272.9	$288.8	$47.5	$37.3	$35.7	$50.6	$47.2	$57.1
Expenditures for Long-Lived Assets	9.4	5.2	7.8	2.0	3.1	3.8	3.3	4.0	3.1
Additions to (Deductions from) Long-
Lived Assets due to Acquisitions
(Divestitures)	--	--	0.5	--	--	--	--	--	--
Long-Lived Assets	56.9	60.7	68.3	11.1	10.6	10.1	20.2	20.5	26.1
Retained Earnings	469.1	431.7	448.1	32.1	34.4	35.2	54.6	52.6	43.2

(1)	No customer accounted for 10% or more of the Company’s sales to unaffiliated customers in 2003, 2002 or 2001.

(2)	Export sales from North America were less than 10% of sales to unaffiliated customers in each of the years 2003, 2002 and 2001.

(3)	Goodwill amortization expense discontinued in 2002, due to the adoption of SFAS 142 as of January 1, 2002.

(4)	In 2002, includes $2.4 of reduced cost of sales due to decreased LIFO inventory levels. (5) In 2001, includes non-recurring charges of $3.4 related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs.

(6)	In 2002, includes $3.0 of restructuring charges classified as cost of sales and $0.5 of restructuring charges classified as operating expenses, and $1.4 of reduced cost of sales due to decreased LIFO inventory levels.

(7)	In 2002, includes $2.7 of impairment charges recorded against long-lived assets.

(8)	Other corporate expenses consist of corporate administrative expenses including corporate legal expenses.

	TDS			Other(8)			Consolidated
In millions	2003	2002	2001	2003	2002	2001	2003	2002	2001
Sales by product
Retread products	$--	$--	$--	$--	$--	$--	$514.4	$480.2	$495.4
New tires	129.2	201.2	224.0	--	--	--	129.2	201.2	224.0
Retread tires	57.7	87.0	91.5	--	--	--	57.7	87.0	91.5
Equipment	--	--	--	--	--	--	26.4	23.6	29.7
Other	52.8	76.7	83.4	--	--	--	88.7	108.5	108.7

Net sales to unaffiliated customers(1)(2)	$239.7	$364.9	$398.9	$--	$--	$--	$816.4	$900.5	$949.3
Transfers	2.0	2.5	2.4	--	--	--	56.8	70.1	76.5

Segment area totals	$241.7	$367.4	$401.3	$--	$--	$--	$873.2	$970.6	$1,025.8
Eliminations (deduction)							(56.8)	(70.1)	(76.5)

Total Net Sales							$816.4	$900.5	$949.3
Gross Profit	$59.5	$83.8	$88.8	$--	$--	$--	$308.3	$336.8	$336.7
Goodwill Amortization	--	--	8.1	--	--	--	--	--	8.7
Intangible Amortization Expense	--	0.3	1.3	--	--	--	1.0	1.1	1.3
Depreciation Expense	5.5	9.6	10.5	1.4	1.2	1.1	26.2	31.2	36.1
Operating earnings (loss)(3)	$(3.0)	$(11.4)	$(11.1)	$--	$--	$--	$90.7	$91.4	$93.3
Interest revenue	--	--	--	4.8	5.0	7.3	4.8	5.0	7.3
Interest expense	--	--	--	(2.4)	(6.8)	(7.4)	(2.4)	(6.8)	(7.4)
Corporate expenses	--	--	--	(9.3)	(18.1)	(26.7)	(9.3)	(18.1)	(26.7)

Earnings (loss) before income taxes &
cumulative effect of accounting change	$(3.0)	$(11.4)	$(11.1)	$(6.9)	$(19.9)	$(26.8)	$83.8	$71.5	$66.5
Total Assets at December 31	$70.1	$113.5	$188.1	$203.8	$146.9	$158.7	$658.9	$617.8	$728.4
Expenditures for Long-Lived Assets	2.0	4.5	9.4	0.9	1.1	1.2	17.6	17.9	25.3
Additions to (Deductions from) Long-
Lived Assets due to Acquisitions
(Divestitures)	(15.1)	(3.7)	--	--	--	--	(15.1)	(3.7)	0.5
Long-Lived Assets	20.0	43.8	101.7	2.7	3.0	3.1	110.9	138.6	209.3
Retained Earnings	(78.3)	(76.4)	(24.0)	--	--	--	477.5	442.3	502.5

Bandag, Incorporated
Notes to Consolidated Financial Statements

The following tables present information concerning net sales and long-lived assets for countries which exceed 10% of the respective totals:

	Year Ended December 31
In thousands	2003	2002	2001
Net Sales(a)
United States	$592,861	$703,639	$737,766
Other	223,536	196,864	211,566

Total	$816,397	$900,503	$949,332

	December 31
	2003	2002	2001
Long-Lived Assets(b)
United States	$79,191	$106,926	$172,255
Other	31,720	31,638	37,032

Total	$110,911	$138,564	$209,287

(a)	Net sales are attributed to countries based on the location of customers.

(b)	Corporate long-lived assets are included in the United States.

Note  15. Shareholders’ Equity

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

Under the terms of the Bandag, Incorporated Nonqualified Stock Option Plan, the Company was authorized through November 13, 1997 to grant options to purchase up to 500,000 shares of Common Stock and 500,000 shares of Class A Common Stock to certain key employees at an option price equal to the market value of the shares on the date of grant. During 2001, options to purchase 20,000 shares of Common Stock and 20,000 shares of Class A common Stock were exercised. No further options are outstanding under the Plan.

In 1999, the Company’s Board of Directors adopted the Bandag, Incorporated Stock Award Plan (the Plan). Under the terms of the Plan, the Company may award to certain eligible employees and directors incentive stock options, nonqualified stock options, and restricted stock. Up to 2,400,000 shares of Class A Common Stock is authorized for issuance under the Plan and as of December 31, 2003, 773,265 shares were available for issuance under the Plan. All employees of Bandag and its subsidiaries and directors of Bandag who are not employees of Bandag or its subsidiaries are eligible to participate in the Plan. The exercise price of each option is equal to the market price of the Company’s stock on the date of the grant. The maximum term of the options is 10 years and the maximum vesting period is 5 years. Restricted stock granted under the Plan vests over a three year period. The Company records expense related to the Plan on a straight-line basis over the period the grants vest. During the years ended December 31, 2003 and 2002, 21,400 and 1,782 restricted shares of Class A Common Stock were granted under the Plan and $192,000 and $14,000 of expenses was recorded, respectively. Also during 2003 and 2002, 435,650 and 312,400 options were granted and $2,210,000 and $1,572,000 of expense was recorded, respectively. During the year ended December 31, 2001, 32,186 restricted shares of Class A Common Stock, which were accrued for at December 31, 2000, were granted under the Plan. Expense of $784,000 was recorded in 2000. For further information see “Accounting for Stock-Based Compensation” under Note 1.

On June 18, 2002, the Company executed an agreement to purchase 1,114,746 shares of Bandag’s Class B Common Stock and 418,371 shares of Bandag’s Class A Common Stock from Lucille A. Carver, widow of the founder of Bandag and a director from 1957 until May 14, 2002. Mrs. Carver is the mother of Martin G. Carver, Chairman of the Board, President, Chief Executive Officer and a director of Bandag, and Roy J. Carver, Jr., a director of Bandag. The shares were purchased on June 19, 2002 at a per share price of $27.04 and $24.00, for the Class B Common Stock and Class A Common Stock, respectively, which was equal to the composite closing prices of Bandag’s Common Stock (in the case of the Class B Common Stock) and Class A Common Stock on the New York Stock Exchange at the close of business on June 18, 2002, less a discount of 3.5% per share in the case of the Class B common Stock and 4.0% per share for the Class A Common Stock. The total purchase price was approximately $40,184,000. As a result of these repurchases the average shares outstanding were reduced by approximately 4% for 2002 as compared to 2001.

Note 16.  Retirement Benefit Plans

The Company sponsors defined-benefit pension plans covering full-time employees directly employed by Bandag, Incorporated, Bandag Licensing Corporation (BLC), Bandag Canada Ltd., TMS, and certain employees of TDS and in the Company’s European operations. In addition to providing pension benefits, the Company provides certain postretirement medical benefits to certain individuals who retired from employment before January 1, 1993. Employees who retire after December 31, 1992 and are at least age 62 with 15 years of service of direct employment with Bandag, Incorporated, BLC, and Kendon Corporation are eligible for temporary medical benefits that cease at age 65. The Company uses a September 30 measurement date for the majority of its plans.

The reconciliations of the benefit obligations, the reconciliations of the fair value of plan assets, and the reconciliations of funded status of the plans, as determined by consulting actuaries, are as follows:

	Pension Benefits			Postretirement Benefits
In thousands	2003	2002	2001	2003	2002	2001
Change in benefit obligations:
Benefit obligations at beginning
of year	$101,189	$75,972	$72,369	$6,103	$6,212	$4,487
Service cost	3,939	2,753	2,730	176	186	208
Interest cost	6,427	5,515	5,344	383	449	330
Participants' contributions	50	44	51	--	--	--
Plan amendments(1)	--	1,102	109	--	--	--
Exchange rate changes	880	50	(196)	--	--	--
Special termination benefits	--	--	2,161	--	181	1,802
Benefits paid	(4,121)	(4,378)	(3,823)	(1,087)	(720)	(464)
Actuarial (gain) or loss	7,130	20,131	(2,773)	1,201	(205)	(151)

Benefit obligations at end of year	$115,494	$101,189	$75,972	$6,776	$6,103	$6,212

Change in plan assets at fair value:
Fair value of plan assets at
beginning of year	$91,680	$108,077	$147,552	$--	$--	$--
Actual return on plan assets	16,982	(12,183)	(35,598)	--	--	--
Employer contributions	271	71	108	1,087	720	464
Participants' contributions	50	44	51	--	--	--
Benefits paid	(4,121)	(4,378)	(3,823)	(1,087)	(720)	(464)
Exchange rate changes	618	49	(213)	--	--	--

Fair value of plan assets at end of year	$105,480	$91,680	$108,077	$--	$--	$--

Reconciliation of funded status:
Funded status	$(10,014)	$(9,509)	$32,105	$(6,776)	$(6,103)	$(6,212)
Unrecognized actuarial (gain) or loss	34,091	38,048	(3,376)	(1,668)	(2,997)	(2,914)
Unrecognized transition asset	(513)	(1,252)	(2,125)	--	--	--
Unrecognized prior service cost	1,349	1,474	672	36	39	43

Net amount recognized	$24,913	$28,761	$27,276	$(8,408)	$(9,061)	$(9,083)

(1)	Changes in benefit obligations for 2002 includes $1,102 relating to plan amendments, of which $803 relates to changes in the Bandag Supplemental Pension Plan including increasing the salary limit to $500 and inclusion of certain employees of TDS. Also included in the plan amendments were $185 related to the adoption of supplemental coverage for certain employees of Bandag Canada Ltd. and actuarial corrections of $114.

Amounts recognized in the consolidated balance sheet as of December 31 consist of:

	Pension Benefits			Postretirement Benefits
In thousands	2003	2002	2001	2003	2002	2001
Prepaid benefit cost	$27,086	$28,761	$27,276	$--	$--	$--
Accrued benefit liability	(4,010)	--	--	(8,408)	(9,061)	(9,083)
Intangible asset	863	--	--	--	--	--
Accumulated other comprehensive loss	974	--	--	--	--	--

Net amount recognized	$24,913	$28,761	$27,276	$(8,408)	$(9,061)	$(9,083)

The accumulated benefit obligation for the U.S. defined benefit pension plan was $81,787,000, $73,565,000, and $59,158,000 at December 31, 2003, 2002, and 2001, respectively.

Information for plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits			Postretirement Benefits
In thousands	2003	2002	2001	2003	2002	2001
Projected benefit obligation	$9,984	$7,501	$1,237	N/A	N/A	N/A
Accumulated benefit obligation	7,892	6,216	1,083	$6,776	$6,103	$6,212
Fair value of plan assets	3,882	2,885	--	--	--	--

Net periodic (benefit) cost is composed of the following:

	Pension Benefits			Postretirement Benefits
In thousands	2003	2002	2001	2003	2002	2001
Components of net periodic
(benefit) cost
Service cost	$3,939	$2,753	$2,730	$176	$186	$208
Interest cost	6,427	5,515	5,344	383	449	330
Expected return on plan assets	(6,269)	(8,465)	(11,617)	--	--	--
Amortization of prior service cost	124	90	89	3	3	4
Amortization of transitional assets	(653)	(660)	(702)	--	--	--
Recognized actuarial (gain) loss	1,515	(15)	(2,107)	(129)	(121)	(142)

Net periodic (benefit) cost	$5,083	$(782)	$(6,263)	$433	$517	$400

Additional (gain) or loss recognized
due to:
Special Termination Cost	--	--	$2,161	$--	$181	$1,802

Additional information:

	Pension Benefits			Postretirement Benefits
In thousands	2003	2002	2001	2003	2002	2001
Increase in minimum liability included
in other comprehensive income net
of tax of $373 in 2003	$601	$-	$-	N/A	N/A	N/A

	Pension Benefits			Postretirement Benefits
In thousands	2003	2002	2001	2003	2002	2001
Weighted-average assumptions used
to determine net periodic benefit cost
at September 30
Discount rate	6.5%	7.5%	7.5%	6.5%	7.5%	7.5%
Rate of increase in future
compensation	4.5%	3.5%	4.0%	N/A	N/A	N/A
Expected long-term rate of return
on assets	7.0%	8.0%	8.0%	N/A	N/A	N/A
Weighted-average assumptions used
to determine benefit obligation
at October 1
Discount rate	6.0%	6.5%	7.5%	6.5%	6.5%	7.5%
Rate of increase in future
compensation	4.5%	4.5%	3.5%	N/A	N/A	N/A
Medical trend on pre-Medicare
charges as of September 30
Initial trend	N/A	N/A	N/A	10.0%	10.5%	11.0%
Ultimate trend	N/A	N/A	N/A	***5.0%	**5.0%	*5.0%
Medical trend on post-Medicare
charges as of September 30
Initial trend	N/A	N/A	N/A	12.0%	12.5%	13.0%
Ultimate trend	N/A	N/A	N/A	***5.5%	**7.0%	*7.0%

*	Ultimate trend rate for 2001 reached in 2002.

**	Ultimate trend rate for 2002 reached in 2009.

***	Ultimate trend rate for 2003 reached in 2011.

The expected long-term rate of return on plan assets is based on the aggregate historical returns of the investments that comprise the defined benefit plan portfolio.

Assets of the plans are principally invested in U.S. domestic common stocks, and short term notes and bonds (fixed income securities) with maturities under five years.

A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$66	$(56)
Effect on postretirement benefit obligation	$606	$(528)

The Company’s weighted-average asset allocations at September 30, by asset category are as follows:

	Pension Benefits
	Target	2003	2002	2001
Equity securities	80.0%	84.2%	77.1%	76.1%
Debt securities	19.5	15.0	22.1	23.9
Other	0.5	0.8	0.8	--

Total	100.0%	100.0%	100.0%	100.0%

The Company expects to fund a pension plan approximately $530,000 in 2004. The Company expects to fund its postretirement plan approximately $1,100,000 in 2004. The need for further contributions will be based on changes in the value of plan assets and the movements of interest rates during each year. The investment strategy is to achieve an asset allocation balance within planned targets to obtain an average 7.0% annual return for the long-term. Each year, the Company periodically reviews with its actuaries its investment strategy and funding needs.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The accounting and disclosure implications of the Act are addressed by Financial Staff Position No. 106-1 (FSP No. FAS 106-1). In accordance with FSP No. FAS 106-1, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information.

The Company also sponsors defined-contribution plans, covering substantially all employees in the United States. Annual contributions are made in such amounts as determined by the Company’s Board of Directors and include a potential Company contribution of stock based on earnings per share. Although employees may contribute up to 75% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company currently provides plans with a variety of contribution levels (including employee contribution match provisions). The Company recorded expense for contributions in the amount of $3,835,000, $5,044,000, and $4,568,000 in 2003, 2002, and 2001, respectively. During the years ended December 31, 2003, 2002, and 2001, the Company issued 20,814, 2,454, and 20,704 shares of Common Stock, respectively. During the years ended December 31, 2003, 2002, and 2001, the Company issued 23,140, 2,454, and 25,383 shares of Class A Common Stock, respectively. The Common Stock and Class A Common Stock were all accrued for in the previous years. The Company recorded expense under the plan of $1,600,000, $1,100,000, and $163,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company’s contributions to foreign plans were not significant in 2003, 2002, and 2001.

Note 17.  Litigation

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

Although these cases have been pending for some time, little discovery has been undertaken because the cases have been stayed by the pendency of motions to remand the cases from federal to state court and proceedings in bankruptcy court involving Rouse Rubber Co. Bandag has been named in the cases based on its majority ownership of Rouse prior to 1995. Bandag did not manufacture, operate or repair the equipment in question. Bandag had only limited involvement with the equipment in question while it had an ownership interest in Rouse. Plaintiffs allege that Bandag may be passively liable as a “joint venturer” with the employer, Rouse Rubber Co., an allegation which Bandag believes is without any basis.

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

Note 18.  Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized as follows:

	Quarter Ended 2003
In thousands, except per share data	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Net sales	$175,279	$204,077	$211,390	$225,651
Gross profit	59,948	74,542	81,599	92,169
Net earnings	2,393	8,693	19,995	29,119
Net earnings per share:
Basic	$0.13	$0.45	$1.04	$1.52
Diluted	$0.12	$0.45	$1.03	$1.50

	Quarter Ended 2002
In thousands, except per share data	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Net sales	$192,493	$231,147	$245,902	$230,961
Gross profit	69,494	87,979	92,355	86,986
Earnings before cumulative effect of
accounting change	1,220	11,669	19,628	17,536
Net earnings (loss)	(46,040)	11,669	19,628	17,536
Basic earnings (loss) per share
Earnings before cumulative effect of
accounting change	$0.06	$0.58	$1.03	$0.92
Cumulative effect of accounting change	(2.30)	--	--	--

Net earnings (loss)	$(2.24)	$0.58	$1.03	$0.92
Diluted earnings (loss) per share
Earnings before cumulative effect of
accounting change	$0.06	$0.57	$1.02	$0.91
Cumulative effect of accounting change	(2.27)	--	--	--

Net earnings (loss)	$(2.21)	$0.57	$1.02	$0.91

Fourth quarter 2002 earnings reflect $2,450 after-tax, related to restructuring charges, $1,890 after-tax ($.10 per diluted share), related to impairment charges, and $2,660 after-tax of reduced cost of sales related to decreased LIFO inventory levels.

Note 19.  Subsequent Event

On February 13, 2004, the Company announced the acquisition of an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. Speedco provides quick-service truck lubrication nationwide through 26 company-owned and six licensed on-highway locations. In total, Bandag paid approximately $56,000,000 for its 87.5% interest and to assume and retire $20,100,000 of debt. Speedco generated unaudited revenues of approximately $46,000,000 and unaudited pre-tax income of approximately $4,800,000 in 2003.

Bandag, Incorporated

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended December 31, 2003 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 401 of Regulation S-K with respect to the directors of the registrant and by Item 405 of Regulation S-K is incorporated herein by reference from the registrant’s definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2003 (the “Proxy Statement”) under the headings “Election of Directors” and “Miscellaneous – Section 16(a) Beneficial Reporting Compliance.” In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by Item 401 of Regulation S-K has been included in Part I hereof.

The information concerning the audit committee financial expert and the identification of the audit committee members required pursuant to Items 401(h) and 401(i) of Regulation S-K is incorporated herein by reference from registrant’s Proxy Statement under the heading “The Board of Directors and Its Committees.”

The information concerning the Company’s code of ethics required by Item 406 of Regulation S-K has been included in Part I hereof under the heading “Available Information.”

Item 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference from the registrant’s Proxy Statement under the heading “Remuneration of Executive Officers and Directors,” provided, however, that the subsection entitled “Report of Management Continuity and Compensation Committee on Executive Compensation” shall not be deemed to be incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 201(d) of Regulation S-K is incorporated herein by reference from the registrant’s Proxy Statement under the heading “Remuneration of Executive Officers and Directors” and the information required under Item 403 of Regulation S-K is incorporated herein by reference from the registrant’s Proxy Statement under the heading “Security Ownership.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated herein by reference from the registrant’s Proxy Statement under the heading “Remuneration of Officers and Directors – Transactions with Management/Principal Shareholders and Directors.”

Item 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference from the registrant’s Proxy Statement under the heading “Proposal No. 3 – Ratification of Selection of Independent Auditors.”

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The following consolidated financial statements are included in Part II, Item 8: Page Report of Independent Auditors	26

Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001	27

Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001	29

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	30

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001	31

Notes to Consolidated Financial Statements	33

(a)(2)	Financial Statement Schedule

Schedule II – Valuation and qualifying accounts and reserves.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)	Exhibits

Exhibit	No. Description

3.1	Bylaws: As amended November 11, 2003.

3.2	Amendment to Bylaws adopted on November 11, 2003.

3.3	Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)

3.4	Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

3.5	Articles of Amendment to Bandag, Incorporated's Restated Articles of Incorporation, effective May 15, 2002. (Incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 2002.)

4.1	Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

4.2	Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1997.)

10.1*	Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company's Form 10-K for the year ended December 31, 1999).

10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)

10.2(a)	U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company's Form 10-K for the year ended December 31, 1996.)

10.2(b)	Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) to the Company's form 10-K for the year ended December 31, 1998.)

10.2(c)	Current Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(c) to the Company's Form 10-K for the year ended December 31, 2001.)

10.2(d)	Form letter to the Company's U.S. franchisees. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated June 14, 2002.)

10.3*	Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 2001.)

10.4*	Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.)

10.5*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

10.6*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

10.7*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

10.8*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

10.9*	Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2001.)

10.10*	Form of Nonqualified Stock Option Agreement under the Bandag, Incorporated Stock Award Plan (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2000).

10.11*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2001.)

10.12*	Description of Short-term Compensation Plan.

10.13	Stock Purchase Agreement dated June 18, 2002 between Bandag, Incorporated and Lucille A. Carver. (Incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 2002.)

21	Subsidiaries of Registrant.

23	Consent of Independent Auditors.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

*	Represents a management compensatory plan or arrangement.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated October 20, 2003, reporting in Item 12 the issuance of a press release reporting financial results for the third quarter ended September 30, 2003.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

BANDAG, INCORPORATED AND SUBSIDIARIES

COL. A	COL. B	ADDITIONS COL. C	DEDUCTIONS COL. D		COL. E
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Uncollectible Accounts Written-Off	Foreign Exchange Fluctuations	Balance at End of Period
Year ended December 31, 2003:	$13,644,000	$2,733,000	$1,662,000	$(1,635,000)	$16,350,000
Allowance for doubtful accounts
Year ended December 31, 2002:
Allowance for doubtful accounts	$15,206,000	$3,205,000	$4,931,000	$(164,000)	$13,644,000
Year ended December 31, 2001:
Allowance for doubtful accounts	$15,810,000	$4,318,000	$4,741,000	$181,000	$15,206,000

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDAG, INCORPORATED
Date: March 1, 2004	By:	/s/ Martin G. Carver
Martin G. Carver Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert T. Blanchard	By:	/s/ Roy J. Carver, Jr.
	Robert T. Blanchard Director		Roy J. Carver, Jr. Director
By:	/s/ Gary E. Dewel	By:	/s/ James R. Everline
	Gary E. Dewel Director		James R. Everline Director
By:	/s/ Phillip J. Hanrahan	By:	/s/ Amy P. Hutton
	Phillip J. Hanrahan Director		Amy P. Hutton Director
By:	/s/ Edgar D. Jannotta	By:	/s/ R. Stephen Newman
	Edgar D. Jannotta Director		R. Stephen Newman Director
	/s/ Martin G. Carver		/s/ Warren W. Heidbreder
	Martin G. Carver Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)		Warren W. Heidbreder Vice President, Chief Financial Officer (Principal Financial Officer)
Date: March 1, 2004			/s/ Charles W. Vesey
Charles W. Vesey Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Bylaws: As amended November 11, 2003.

3.2	Amendment to Bylaws adopted on November 11, 2003.

3.3	Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)

3.4	Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

3.5	Articles of Amendment to Bandag, Incorporated's Restated Articles of Incorporation, effective May 15, 2002. (Incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 2002.)

4.1	Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

4.2	Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1997.)

10.1*	Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company's Form 10-K for the year ended December 31, 1999).

10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)

10.2(a)	U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company's Form 10-K for the year ended December 31, 1996.)

10.2(b)	Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) to the Company's form 10-K for the year ended December 31, 1998.)

10.2(c)	Current Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(c) to the Company's Form 10-K for the year ended December 31, 2001.)

10.2(d)	Form letter to the Company's U.S. franchisees. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated June 14, 2002.)

10.3*	Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 2001.)

10.4*	Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.)

10.5*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

10.6*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

10.7*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

10.8*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q/A for the quarter ended June 30, 1999).

10.9*	Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2001.)

10.10*	Form of Nonqualified Stock Option Agreement under the Bandag, Incorporated Stock Award Plan (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2000).

10.11*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2001.)

10.12*	Description of Short-term Compensation Plan.

10.13	Stock Purchase Agreement dated June 18, 2002 between Bandag, Incorporated and Lucille A. Carver. (Incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 2002.)

21	Subsidiaries of Registrant.

23	Consent of Independent Auditors.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

*	Represents a management compensatory plan or arrangement.