Form 10-Q
period 2004-03-31
BANDAG INC
filed 2004-05-05
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File Number  1-7007

BANDAG, INCORPORATED
(Exact name of registrant as specified in its charter)

Iowa	42-0802143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2905 North Highway 61, Muscatine, Iowa	52761-5886
(Address of principal executive offices)	(Zip Code)
(563) 262-1400
(Registrant's telephone number, including area code)
Not Applicable
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value; 9,119,464 shares as of April 30, 2004.
Class A Common Stock, $1 par value, 9,373,206 shares as of April 30, 2004.
Class B Common Stock, $1 par value; 918,688 shares as of April 30, 2004.

BANDAG, INCORPORATED AND SUBSIDIARIES

INDEX

		Page

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets —
	March 31, 2004 and December 31, 2003	3

	Condensed consolidated statement of operations
	Three months ended March 31, 2004 and 2003	4

	Condensed consolidated statements of cash flows
	Three months ended March 31, 2004 and 2003	5

	Notes to condensed consolidated financial statements
	March 31, 2004	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

Part II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		20

PART I. FINANCIAL INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1.  Financial Statements
Condensed Consolidated Balance Sheets

In thousands, except per share data	(Unaudited) March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$159,161	$189,976
Investments	7,412	10,808
Accounts receivable, net	125,112	156,894
Inventories
Finished products	50,968	50,112
Material and work in process	13,887	12,653

	64,855	62,765
Other current assets	54,613	45,843

Total current assets	411,153	466,286
Property, plant, and equipment	505,919	465,994
Less accumulated depreciation and amortization	(359,258)	(358,019)

	146,661	107,975
Intangible assets, net	23,552	10,131
Other assets	85,991	76,137

Total assets	$667,357	$660,529

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$29,696	$25,710
Accrued employee compensation and benefits	34,122	36,978
Accrued marketing expenses	25,869	31,845
Other accrued expenses	30,012	28,462
Income taxes payable	14,813	14,946
Short-term notes payable and current portion of other obligations	10,673	10,252

Total current liabilities	145,185	148,193
Long-term debt and other obligations	38,929	35,259
Minority interest	2,121	--
Shareholders' equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,120,403 shares in 2004;
9,099,745 shares in 2003	9,120	9,100
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,365,019 shares in 2004;
9,249,756 shares in 2003	9,365	9,250
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 918,688 shares in 2004;
918,688 shares in 2003	919	919
Additional paid-in capital	22,945	17,903
Retained earnings	475,181	477,499
Accumulated other comprehensive loss	(36,408)	(37,594)

Total shareholders' equity	481,122	477,077

Total liabilities and shareholders' equity	$667,357	$660,529

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

	Three Months Ended March 31,
In thousands, except per share data	2004	2003

Income
Net sales	$173,529	$175,279
Other	1,762	1,844

	175,291	177,123
Costs and expenses
Cost of products sold	112,803	115,331
Engineering, selling, administrative, and other expenses	56,556	58,608

	169,359	173,939
Income from operations	5,932	3,184
Interest income	1,050	1,156
Interest expense	(562)	(659)

Earnings before income taxes and minority interest	6,420	3,681
Income taxes	2,343	1,288
Minority interest	58	--

Net earnings	$4,019	$2,393

Earnings per share
Basic	$0.21	$0.13
Diluted	$0.20	$0.12
Comprehensive net earnings	$5,205	$5,113
Cash dividends per share	$0.325	$0.320
Depreciation included in expense	$5,610	$6,961
Weighted average shares outstanding:
Basic	19,250	19,118
Diluted	19,655	19,277

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands	2004	2003

Operating Activities
Net earnings	$4,019	$2,393
Provision for depreciation and amortization	5,845	7,200
Decrease in operating assets and liabilities, net	21,296	10,482

Net cash provided by operating activities	31,160	20,075
Investing Activities
Additions to property, plant, and equipment	(6,446)	(4,520)
Purchases of investments	(4,420)	(3,000)
Maturities of investments	7,816	6,043
Divestitures of businesses	862	3,867
Acquisitions of business	(52,959)	--

Net cash provided by (used in) investing activities	(55,147)	2,390
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(758)	(21)
Cash dividends	(6,260)	(6,128)
Purchases of Common Stock, Class A Common Stock and Class B Common Stock	(33)	(33)

Net cash used in financing activities	(7,051)	(6,182)
Effect of exchange rate changes on cash and cash equivalents	223	1,144

Increase (decrease) in cash and cash equivalents	(30,815)	17,427
Cash and cash equivalents at beginning of period	189,976	129,412

Cash and cash equivalents at end of period	$159,161	$146,839

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

Note 1.   Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2.   Comprehensive Net Earnings

Comprehensive net earnings for the three month period ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net earnings	$4,019	$2,393
Other comprehensive income:
Foreign currency translation	1,186	2,720

Comprehensive net earnings	$5,205	$5,113

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 3.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net earnings	$4,019	$2,393

Denominator:
Weighted-average shares - Basic	19,250	19,118
Effect of dilutive:
Restricted stock	76	57
Stock options	329	102

	405	159
Weighted-average shares - Diluted	19,655	19,277

Earnings per share
Basic	$0.21	$0.13

Diluted	$0.20	$0.12

Note 4.   Retirement Benefit Plans

Net periodic (benefit) cost for the three month period ended March 31 is composed of the following (in thousands):

	Three Months Ended March 31, Pension Benefits		Three Months Ended March 31, Postretirement Benefits
	2004	2003	2004	2003
Service cost	$1,058	$985	$56	$44
Interest cost	1,709	1,607	98	96
Expected return on plan assets	(1,813)	(1,567)	--	--
Amortization of prior service cost	30	31	1	--
Amortization of transitional assets	(161)	(163)	--	--
Recognized actuarial (gain) loss	298	378	(13)	(32)

Net periodic (benefit) cost	$1,121	$1,271	$142	$108

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. For further information, refer to the footnotes of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 5.   Non-Recurring Charges

During the fourth quarter of 2001, the Company recorded a non-recurring charge totaling $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs included $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. The Company paid $93,000 and $1,321,000 in 2003 and 2002, respectively, related to the termination of employees. In the year-to-date period ended March 31, 2004, the Company paid $5,000 relating to the termination of employees. As of March 31, 2004, $1,339,000 of the charges related to the closure of the North American tread rubber manufacturing facility remained accrued. The Company estimates that substantially all of the remaining payments will be made by the end of 2004.

Note 6.   Restructuring Charges

In 2002, the Company recorded restructuring charges totaling $3,500,000 ($2,450,000 net of tax benefits) for termination benefits covering 39 employees. The Company paid approximately $2,428,000 and $650,000 in 2003 and 2002, respectively, related to the termination of employees. In the year-to-date period ended March 31, 2004, the Company paid approximately $328,000 relating to the termination of employees. As of March 31, 2004, $540,000 of the charges related to the restructuring remained accrued, which reflects a $446,000 increase in the original provision due to exchange rate changes. Substantially all of the remaining payments, which are primarily severance pay, will be made by the end of 2006.

Note 7.   Acquisition

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. Speedco provides quick-service truck lubrication nationwide through 26 company-owned and six licensed on-highway locations. In total, Bandag paid approximately $53,000,000 for its 87.5% interest and to assume and retire $20,100,000 of debt. The Company anticipates recording approximately $8,000,000 of goodwill and $12,500,000 of other intangible assets; however, the purchase price allocation is still being finalized pending a final asset valuation. Speedco generated unaudited revenues of approximately $46,000,000 and unaudited pre-tax income of approximately $4,800,000 in 2003. Included in the purchase agreement is the option for Bandag to purchase the six facilities operated by the licensees.

Note 8.   Divestitures

Bandag’s TDS subsidiary sold 3 locations during the first quarter of 2004 with a net carrying value of $1,434,000 for cash of $862,000 and assumed liabilities of $374,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes and minority interest of $198,000 for the year-to-date period ended March 31, 2004.

The TDS locations divested and closed during 2004 had net sales and earnings (loss) before income taxes and minority interest as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net sales	$213	$1,460
Earnings (loss) before income taxes and
minority interest	$(99)	$(82)

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 9.   Assets Held for Sale

TDS has fifteen locations in Texas held for sale. These locations had net sales and earnings (loss) before income taxes and cumulative effect of accounting change as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net sales	$14,399	$14,239
Earnings (loss) before income taxes and
minority interest	$(214)	$(147)

The assets of these locations, consisting primarily of inventory and property, plant and equipment, had net carrying values of approximately $15,766,000 as of March 31, 2004 and are classified with other current assets in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2003 the Company had approximately $5,143,000 of assets classified as held for sale.

Note 10.   Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 11.   Operating Segment Information

The Company has three reportable operating segments: Traditional Business, TDS and Speedco. Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. The operations of the Traditional Business segment are evaluated by worldwide geographic region. The Company’s operations located in the United States and Canada, together with Tire Management Solutions, Inc. (TMS), and Quality Design Systems, Inc. (QDS), are integrated and managed as one unit, which is referred to internally as North America. The Company’s operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International.

TDS operates franchised retreading locations and commercial, retail, and wholesale outlets primarily in the western region of the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Speedco provides quick-service truck lubrication through 26 company-owned and six licensed on-highway locations in the United States.

Other consists of corporate administrative expenses.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. Intrasegment sales between the Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended March 31 (in thousands):

	Traditional Business
	North America		Europe		International
	2004	2003	2004	2003	2004	2003
Sales by Product
Retread products	$70,450	$58,409	$20,519	$17,249	$22,186	$20,109
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	4,256	5,311	677	1,732	257	363
Other	7,511	8,492	--	--	--	--

Net sales to unaffiliated customers	$82,217	$72,212	$21,196	$18,981	$22,443	$20,472

Transfers	$10,476	$11,546	$126	$319	$1,095	$2,106
Operating earnings (loss)	$5,454	$3,916	$1,690	$1,793	$3,039	$2,672
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income
taxes & minority interest	$5,454	$3,916	$1,690	$1,793	$3,039	$2,672

	TDS		Speedco		Other
	2004	2003	2004	2003	2004	2003
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	21,659	33,470	--	--	--	--
Retread tires	9,860	16,142	--	--	--	--
Equipment	--	--	--	--	--	--
Other	9,420	14,002	6,734	--	--	--

Net sales to unaffiliated customers	$40,939	$63,614	$6,734	$--	$--	$--

Transfers	$387	$628	$--	$--	$--	$--
Operating earnings (loss)	$(2,841)	$(4,052)	$903	$--	$(2,313)	$(1,145)
Interest income	--	--	--	--	1,050	1,156
Interest expense	--	--	--	--	(562)	(659)

Earnings (loss) before income
taxes & minority interest	$(2,841)	$(4,052)	$903	$--	$(1,825)	$(648)

	Consolidated
	2004	2003
Sales by Product
Retread products	$113,155	$95,767
New tires	21,659	33,470
Retread tires	9,860	16,142
Equipment	5,190	7,406
Other	23,665	22,494

Net sales to unaffiliated customers	$173,529	$175,279

Transfers	$12,084	$14,599
Operating earnings (loss)	$5,932	$3,184
Interest income	1,050	1,156
Interest expense	(562)	(659)

Earnings (loss) before income
taxes & minority interest	$6,420	$3,681

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 12.   Subsequent Event

On May 3, 2004 Bandag announced that Yellow Roadway Corporation elected on April 30, 2004 not to renew the existing Bandag outsourcing agreement for Roadway Express tire and wheel services in place since 1999. Under the existing agreement Yellow Roadway is obligated, by August 1, 2004, to repurchase all tires and wheels owned by Bandag and used on the Roadway Express fleet. Bandag estimates the value of the tires and wheels to be approximately $37,000,000. The definitive purchase price is subject to an inventory and valuation pursuant to the terms of the existing agreement. Bandag’s annual revenues under the contract in 2003, including revenue derived from sales of retread materials to dealers performing services under the agreement, were approximately $27,500,000. Bandag estimates that the agreement contributed approximately $4,000,000 to consolidated net earnings in 2003, or approximately $0.21 per diluted share. The foregoing discussion concerning the economic contribution attributable to the Roadway Express agreement in 2003 overstates the potential financial impact to Bandag on the termination of the agreement since it does not take into account or reflect the contribution to earnings which Bandag will recognize upon the investment of the proceeds derived from the sale of the tires and wheels to Yellow Roadway Corporation on August 1, 2004.

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Speedco.

On May 3, 2004 Bandag announced that Yellow Roadway Corporation elected on April 30, 2004 not to renew the existing Bandag outsourcing agreement for Roadway Express tire and wheel services in place since 1999. Under the existing agreement Yellow Roadway is obligated, by August 1, 2004, to repurchase all tires and wheels owned by Bandag and used on the Roadway Express fleet. Bandag estimates the value of the tires and wheels to be approximately $37,000,000. The definitive purchase price is subject to an inventory and valuation pursuant to the terms of the existing agreement. Bandag’s annual revenues under the contract in 2003, including revenue derived from sales of retread materials to dealers performing services under the agreement, were approximately $27,500,000. Bandag estimates that the agreement contributed approximately $4,000,000 to consolidated net earnings in 2003, or approximately $0.21 per diluted share. The foregoing discussion concerning the economic contribution attributable to the Roadway Express agreement in 2003 overstates the potential financial impact to Bandag on the termination of the agreement since it does not take into account or reflect the contribution to earnings which Bandag will recognize upon the investment of the proceeds derived from the sale of the tires and wheels to Yellow Roadway Corporation on August 1, 2004.

      Acquisition

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. Speedco provides quick-service truck lubrication nationwide through 26 company-owned and six licensed on-highway locations. In total, Bandag paid approximately $53,000,000 for its 87.5% interest and to assume and retire $20,100,000 of debt. The Company anticipates recording approximately $8,000,000 of goodwill and $12,500,000 of other intangible assets; however, the purchase price allocation is still being finalized pending a final asset valuation. Speedco generated unaudited revenues of approximately $46,000,000 and unaudited pre-tax income of approximately $4,800,000 in 2003. Included in the purchase agreement is the option for Bandag to purchase the six facilities operated by the licensees.

      Sale of TDS Locations

Bandag’s TDS subsidiary sold or closed 3 locations during the first quarter of 2004 and 44 locations during the full year of 2003. During 2004, TDS sold three locations with a net carrying value of $1,434,000 for cash of $862,000 and assumed liabilities of $374,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes and minority interest of $198,000 for the year-to-date period ended March 31, 2004. During 2003 TDS sold or closed 44 locations.

In conjunction with the divestiture of certain TDS locations in the second and third quarters of 2003, Bandag guaranteed a portion of third-party loans to a dealer. Bandag’s exposure under these guarantees is $2,800,000. The guarantees are secured by assets of the dealer. The term of the guarantees is three years. The fair value of the guarantees, which was originally determined to be $600,000 and is currently valued at $467,000, is included in long-term debt and other obligations in the Company’s Condensed Consolidated Balance Sheet at March 31, 2004.

BANDAG, INCORPORATED AND SUBSIDIARIES

The TDS locations divested and closed during 2004 and 2003 had net sales and earnings (loss) before income taxes and minority interest as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net sales	$213	$25,052
Earnings (loss) before income taxes and
minority interest	$(223)	$(2,272)

      Assets Held for Sale

TDS has fifteen locations in Texas held for sale. These locations had net sales and earnings (loss) before income taxes and cumulative effect of accounting change as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net sales	$14,399	$14,239
Earnings (loss) before income taxes and
minority interest	$(214)	$(147)

The assets of these locations, consisting primarily of inventory and property, plant and equipment, had net carrying values of approximately $15,766,000 as of March 31, 2004 and are classified with other current assets in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2003 the Company had approximately $5,143,000 of assets classified as held for sale.

      Net Sales

Consolidated net sales for the quarter ended March 31, 2004 decreased $1,750,000, or 1%, from the prior year period. The decrease in consolidated net sales is substantially due to a $22,675,000, or 36%, decrease in TDS net sales for the quarter ended March 31, 2004, primarily as a result of the divestiture of 44 locations in 2003 and 2004 and the closure of three locations in 2003. Net sales were positively impacted by $7,115,000 due to the effect of translating foreign currency denominated results to U.S. dollars and $6,734,000 due to the acquisition of Speedco on February 13, 2004. The Company’s seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

BANDAG, INCORPORATED AND SUBSIDIARIES

      Gross Profit Margins

Consolidated gross profit margin for the quarter ended March 31, 2004, increased 0.8 percentage points from the prior year period primarily due to the decrease in lower-margin TDS sales.

      Operating and Other Expenses

Consolidated operating and other expenses decreased $2,052,000, or 4%, for the quarter ended March 31, 2004 from the prior year period. The decrease in consolidated operating and other expenses primarily resulted from the TDS divestitures and closures. Other segment operating and other expenses increased $1,168,000 for the quarter ended March 31, 2004 from the prior year period, primarily due to unrealized foreign exchange losses on U.S. denominated investments.

      Net Earnings

Consolidated net earnings increased $1,626,000 for the quarter ended March 31, 2004 as compared to the prior year period. Consolidated net earnings were $4,019,000, or $0.20 per diluted share, for the quarter ended March 31, 2004, compared to consolidated net earnings of $2,393,000, or $0.12 per diluted share, for the quarter ended March 31, 2003.

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

The table below depicts the breakout of North America’s retread product sales between TDS and independent dealers.

(in thousands)	Three Months Ended March 31,
Retread Product Sales	2004	2003	Increase (Decrease)
Sales to Independent Dealers	$70,450	$58,409	20.6%
Sales to TDS	5,603	9,517	(41.1%	)

Total Retread Product Sales	$76,053	$67,926	12.0%

The increase in retread product sales to independent dealers is due to several factors including (a) increased sales to independent dealers that purchased TDS locations and (b) the effect of translating Canadian dollar foreign currency denominated sales to U.S. dollars of $1,131,000 for the quarter ended March 31, 2004. These factors were coupled with an overall increase in volume of 6%. The decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations.

BANDAG, INCORPORATED AND SUBSIDIARIES

An increase in raw material costs primarily resulted in a 2.2 percentage point decrease in North America’s gross margin for the quarter ended March 31, 2004 from the prior year period.

Higher retread material unit volume primarily resulted in an increase for North America of $1,538,000 in earnings before income taxes and minority interest for the quarter ended March 31, 2004, as compared to the prior year period.

      Europe

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as Europe. Net sales in Europe increased $2,215,000, or 12%, for the quarter ended March 31, 2004 from the prior year period. Retread material unit volume decreased 2% for the quarter ended March 31, 2004, from the prior year period. Net sales in Europe in the quarter ended March 31, 2004 were positively impacted by $3,235,000 due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin decreased 0.7 percentage points for the quarter ended March 31, 2004 compared to the prior year period.

Operating and other expenses increased $699,000, or 13%, for the quarter ended March 31, 2004 as compared to the prior year period. The increase in operating and other expenses for the quarter ended March 31, 2004 was primarily due to the effect of translating foreign currency denominated results to U.S. dollars coupled with higher personnel-related costs.

Higher operating and other expenses primarily resulted in a decrease for Europe of $103,000 in earnings before income taxes and minority interest for the quarter ended March 31, 2004, as compared to the prior year period.

      International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter ended March 31, 2004 increased $1,971,000, or 10% from the prior year period. Retread material unit volume decreased 10% for the quarter ended March 31, 2004 from the prior year period. The increase in net sales for the quarter ended March 31, 2004 is primarily due to the effect of translating foreign currency denominated results to U.S. dollars of $2,749,000, partially offset by lower retread material unit volume.

Gross margin for the quarter ended March 31, 2004 decreased 0.6 percentage points from the prior year period. Operating and other expenses for the quarter ended March 31, 2004 increased $254,000 from the prior year period. Earnings before income taxes and minority interest for the quarter ended March 31, 2004 increased $367,000 from the prior year period, primarily due to the favorable impact of translating foreign currency denominated results to U.S. dollars.

BANDAG, INCORPORATED AND SUBSIDIARIES

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter ended March 31, 2004 decreased $22,675,000, or 36%, from the prior year period, primarily due to the divestitures and closures of 47 TDS locations throughout 2003 and 2004.

Gross margin for the quarter ended March 31, 2004 increased 0.7 points from the prior year period. TDS gross profit margin was positively impacted by decreased sales of lower margin product. Operating and other expenses decreased $6,679,000, or 34%, for the quarter ended March 31, 2004, primarily due to the divestitures and closures. Operating and other expenses for the quarter ended March 31, 2004 were negatively impacted by $198,000 of loss on sale of TDS locations as compared to a $199,000 gain on sale of TDS locations in the prior year period.

TDS recorded a loss before income taxes and minority interest of $2,841,000 for the quarter ended March 31, 2004 as compared to a loss on the same basis of $4,052,000 for the prior year period.

See “GENERAL – Sale of TDS Locations” hereunder for a discussion of the sale of TDS locations in 2004.

SPEEDCO, INC.

Speedco, which was acquired February 13, 2004, had net sales for the quarter ended March 31, 2004 of $6,734,000 and earnings before income taxes and minority interest of $903,000.

Financial Condition:

Liquidity

At March 31, 2004, the Company had cash and cash equivalents of $159,161,000, as compared to $189,976,000 at December 31, 2003. The Company’s ratio of total current assets to total current liabilities was 2.8 to 1 at March 31, 2004 with current assets exceeding current liabilities by $265,968,000. At March 31, 2004, the Company had approximately $15,766,000 of assets held for sale, consisting primarily of inventory and property, plant and equipment classified as other current assets. At March 31, 2004, the Company had approximately $101,744,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2004 was $31,160,000, primarily due to net earnings, depreciation and a decrease in accounts receivable.

BANDAG, INCORPORATED AND SUBSIDIARIES

Investing Activities

The Company spent $6,446,000 on capital expenditures through March 31, 2004, compared to $4,520,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flows. During the three months ended March 31, 2004, the Company sold 3 TDS locations for cash proceeds of $862,000.

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. Speedco provides quick-service truck lubrication nationwide through 26 company-owned and six licensed on-highway locations. In total, Bandag paid approximately $53,000,000 for its 87.5% interest and to assume and retire $20,100,000 of debt.

The Company’s excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company’s maturities of investments exceeded purchases by $3,396,000 during the three months ended March 31, 2004, resulting in total investments of $7,412,000 as of March 31, 2004.

Financing Activities

Cash dividends totaled $6,260,000 for the three months ended March 31, 2004, compared to $6,128,000 for the same period last year.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

See the Company’s most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.   Controls and Procedures

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended March 31, 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities(1)

January 1, 2004 - March 31, 2004	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 - January 31	0		0		0		0
February 1 - February 29	0		0		0		0
March 1 - March 31	725	(2)	$45.27	(2)	725	(2)	1,001,853	(1)

Total	725		$45.27		725		1,001,853

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Composed of 346 shares of Common Stock at an average price of $45.97 per share and 379 shares of Class A Common Stock at an average price of $44.62 per share.

PART II.   OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Stock Purchase Agreement between Equilon Enterprises, LLC and Bandag, Inc., dated February 13, 2004 (re. Speedco, Inc.).

2.2	Stock Purchase Agreement between minority shareholders of Speedco, Inc. and Bandag, Inc., dated February 13, 2004.

3.1	Bylaws: As amended March 9, 2004.

3.2	Amendment to Bylaws adopted on March 9, 2004.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated January 29, 2004, reporting in Item 12, the issuance of a press release reporting financial results for the fourth quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED (Registrant)
Date: May 5, 2004	By:	/s/ Martin G. Carver
Martin G. Carver Chairman and Chief Executive Officer

Date: May 5, 2004	By:	/s/ Warren W. Heidbreder
Warren W. Heidbreder Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit

2.1	Stock Purchase Agreement between Equilon Enterprises, LLC and Bandag, Inc., dated February 13, 2004 (re. Speedco, Inc.).

2.2	Stock Purchase Agreement between minority shareholders of Speedco, Inc. and Bandag, Inc., dated February 13, 2004.

3.1	Bylaws: As amended March 9, 2004

3.2	Amendment to Bylaws adopted on March 9, 2004

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. § 1350