Form 10-Q
period 2004-06-30
BANDAG INC
filed 2004-08-04
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $1 par value, 9,117,975 shares as of July 31, 2004.
Class A Common Stock, $1 par value, 9,338,307 shares as of July 31, 2004.
Class B Common Stock, $1 par value; 918,688 shares as of July 31, 2004.

BANDAG, INCORPORATED AND SUBSIDIARIES

INDEX

PART I: FINANCIAL INFORMATION			Page No.
Item	1.	Financial Statements (Unaudited)
		Condensed consolidated balance sheets -
		June 30, 2004 and December 31, 2003	3
		Condensed consolidated statements of operations
		Three months ended June 30, 2004 and 2003
		Six months ended June 30, 2004 and 2003	4
		Condensed consolidated statements of cash flows
		Six months ended June 30, 2004 and 2003	5
		Notes to condensed consolidated financial statements
		June 30, 2004	6
Item	2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	13
Item	3.	Quantitative and Qualitative Disclosure about Market Risk	20
Item	4.	Controls and Procedures	20
PART II: OTHER INFORMATION
Item	2.	Changes in Securities, Use of Proceeds and Issuer Purchases
		of Equity Securities	21
Item	6.	Exhibits and Reports on Form 8-K	23
SIGNATURES			24

PART I. FINANCIAL INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

In thousands, except share data	(Unaudited) June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$130,492	$189,976
Investments	8,088	10,808
Accounts receivable, net	136,976	156,894
Inventories
Finished products	54,451	50,112
Material and work in process	15,408	12,653

	69,859	62,765
Other current assets	92,696	77,533

Total current assets	438,111	497,976
Property, plant, and equipment	515,962	465,994
Less accumulated depreciation and amortization	(359,079)	(358,019)

	156,883	107,975
Intangible assets, net	28,575	10,131
Other assets	49,795	44,447

Total assets	$673,364	$660,529

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$32,633	$25,710
Accrued employee compensation and benefits	36,431	36,978
Accrued marketing expenses	28,151	31,845
Other accrued expenses	30,227	28,462
Income taxes payable	9,414	14,946
Short-term notes payable and current portion of other obligations	10,721	10,252

Total current liabilities	147,577	148,193
Long-term debt and other obligations	40,405	35,259
Minority interest	2,238	--
Shareholders' equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,118,828 shares in 2004;
9,099,745 shares in 2003	9,119	9,100
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,335,965 shares in 2004;
9,249,756 shares in 2003	9,336	9,250
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 918,688 shares in 2004;
918,688 shares in 2003	919	919
Additional paid-in capital	24,824	17,903
Retained earnings	478,612	477,499
Accumulated other comprehensive loss	(39,666)	(37,594)

Total shareholders' equity	483,144	477,077

Total liabilities and shareholders' equity	$673,364	$660,529

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2004	2003	2004	2003
Income
Net sales	$211,088	$204,077	$384,617	$379,356
Other	1,725	1,691	3,487	3,535

	212,813	205,768	388,104	382,891
Costs and expenses
Cost of products sold	134,087	129,535	246,890	244,866
Engineering, selling, administrative, and other expenses	61,789	63,228	118,345	121,836

	195,876	192,763	365,235	366,702
Income from operations	16,937	13,005	22,869	16,189
Interest income	992	1,052	2,042	2,208
Interest expense	(557)	(551)	(1,119)	(1,210)

Earnings before income taxes and minority interest	17,372	13,506	23,792	17,187
Income taxes	5,341	4,813	7,684	6,101
Minority interest	137	--	195	--

Net earnings	$11,894	$8,693	$15,913	$11,086

Earnings per share
Basic	$0.62	$0.45	$0.83	$0.58
Diluted	$0.60	$0.45	$0.81	$0.57
Comprehensive net earnings	$8,636	$17,520	$13,841	$22,633
Cash dividends per share	$0.325	$0.320	$0.650	$0.640
Depreciation included in expense	$5,628	$6,571	$11,238	$13,532
Weighted average shares outstanding:
Basic	19,299	19,156	19,275	19,137
Diluted	19,688	19,371	19,672	19,324

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands	2004	2003
Operating Activities
Net earnings	$15,913	$11,086
Provision for depreciation and amortization	11,708	14,010
Decrease (increase) in operating assets and liabilities, net	9,036	(4,991)

Net cash provided by operating activities	36,657	20,105
Investing Activities
Additions to property, plant, and equipment	(12,857)	(8,647)
Purchases of investments	(12,501)	(9,188)
Maturities of investments	15,221	7,055
Divestitures of businesses	882	11,115
Acquisitions of businesses	(71,868)	--

Net cash provided by (used in) investing activities	(81,123)	335
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(760)	(31)
Cash dividends	(12,567)	(12,279)
Purchases of Common Stock, Class A Common Stock and Class B Common Stock	(2,348)	(110)
Stock options exercised	1,891	616

Net cash used in financing activities	(13,784)	(11,804)
Effect of exchange rate changes on cash and cash equivalents	(1,234)	3,906

Increase (decrease) in cash and cash equivalents	(59,484)	12,542
Cash and cash equivalents at beginning of period	189,976	129,412

Cash and cash equivalents at end of period	$130,492	$141,954

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2. Comprehensive Net Earnings

Comprehensive net earnings for the three and six month periods ended June 30 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$11,894	$8,693	$15,913	$11,086
Other comprehensive income:
Foreign currency translation	(3,258)	8,827	(2,072)	11,547

Comprehensive net earnings	$8,636	$17,520	$13,841	$22,633

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net earnings	$11,894	$8,693	$15,913	$11,086

Denominator:
Weighted-average shares - Basic	19,299	19,156	19,275	19,137
Effect of dilutive:
Restricted stock	91	73	76	63
Stock options	298	142	321	124

	389	215	397	187
Weighted-average shares - Diluted	19,688	19,371	19,672	19,324

Earnings per share
Basic	$0.62	$0.45	$0.83	$0.58

Diluted	$0.60	$0.45	$0.81	$0.57

Note 4. Retirement Benefit Plans

Net periodic (benefit) cost for the three and six month periods ended June 30 is composed of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Pension Benefits
Service cost	$1,059	$985	$2117	$1,970
Interest cost	1,710	1,607	3,419	3,214
Expected return on plan assets	(1,813)	(1,568)	(3,626)	(3,135)
Amortization of prior service cost	29	31	59	62
Amortization of transitional assets	(162)	(164)	(323)	(327)
Recognized actuarial loss	298	380	596	758

Net periodic cost	$1,121	$1,271	$2,242	$2,542

Postretirement Benefits
Service cost	$56	$44	$112	$88
Interest cost	98	96	196	192
Amortization of prior service cost	1	2	2	2
Recognized actuarial gain	(14)	(33)	(27)	(65)

Net periodic cost	$141	$109	$283	$217

BANDAG, INCORPORATED AND SUBSIDIARIES

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. For further information, refer to the footnotes of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 5. Non-Recurring Charges

During the fourth quarter of 2001, the Company recorded a non-recurring charge totaling $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs included $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. The Company paid $93,000 and $1,321,000 in 2003 and 2002, respectively, related to the termination of employees. In the year-to-date period ended June, 30 2004, the Company paid $20,000 relating to the termination of employees. As of June 30, 2004, $1,324,000 of the charges related to the closure of the North American tread rubber manufacturing facility remained accrued. The Company estimates that substantially all of the remaining payments will be made by the end of 2004.

Note 6. Restructuring Charges

In 2002, the Company recorded restructuring charges totaling $3,500,000 ($2,450,000 net of tax benefits) for termination benefits covering 39 employees. The Company paid approximately $2,428,000 and $650,000 in 2003 and 2002, respectively, related to the termination of employees. In the year-to-date period ended June 30, 2004, the Company paid approximately $408,000 relating to the termination of employees. As of June 30, 2004, $463,000 of the charges related to the restructuring remained accrued, which reflects a $449,000 increase in the original provision due to exchange rate changes. Substantially all of the remaining payments, which are primarily severance pay, will be made by the end of 2006.

Note 7. Acquisitions

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

On June 10, 2004, Speedco, Inc. acquired the assets of six licensed locations, which were owned and operated by PM Express, Inc. Speedco paid approximately $15,500,000 for these assets. The Company anticipates recording approximately $5,100,000 of goodwill; however, the purchase price allocation is still being finalized pending a final asset valuation. These locations generated unaudited revenues of approximately $10,800,000 and unaudited pre-tax income of approximately $400,000 in 2003.

Speedco provides quick-service truck lubrication nationwide through its 32 company-owned on-highway locations.

Note 8. Divestitures

During the first and second quarter of 2004, Bandag’s Tire Distribution Systems, Inc. (TDS) segment sold 4 locations with a net carrying value of $1,992,000 for cash of $882,000 and assumed liabilities of $558,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes and minority interest of $354,000 and $552,000 for the quarter and year-to-date periods ended June 30, 2004, respectively.

BANDAG, INCORPORATED AND SUBSIDIARIES

The TDS locations divested and closed during 2004 had net sales and earnings (loss) before income taxes and minority interest as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$302	$2,457	$886	$4,400
Earnings (loss) before income taxes and
minority interest	$(50)	$(112)	$(222)	$(243)

Note 9. Assets Held for Sale

TDS has fifteen locations in Texas held for sale. These locations had net sales and earnings (loss) before income taxes and minority interest as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$16,694	$17,407	$31,093	$31,646
Earnings (loss) before income taxes and
minority interest	$350	$(43)	$135	$(190)

The assets of these locations, consisting primarily of inventory and property, plant and equipment, had net carrying values of approximately $16,010,000 as of June 30, 2004 and are classified with other current assets in the Company’s Condensed Consolidated Balance Sheets.

On May 3, 2004 Bandag announced that Yellow Roadway Corporation elected on April 30, 2004 not to renew the existing Bandag outsourcing agreement for Roadway Express tire and wheel services in place since 1999 and, in accordance with the terms of the agreement, would be repurchasing the tire and wheel assets from Bandag. On July 9, 2004 Bandag received an initial payment of approximately $32,000,000 and received a final payment of approximately $1,780,000 on July 29, 2004. These tire and wheel assets had net carrying values of approximately $33,700,000 and $31,700,000 as of June 30, 2004 and December 31, 2003, respectively, and are classified with other current assets in the Company’s Condensed Consolidated Balance Sheets. Bandag’s annual revenues under the contract in 2003, including revenue derived from sales of retread materials to dealers performing services under the agreement, were approximately $27,500,000. Bandag estimates that the agreement contributed approximately $4,000,000 to consolidated net earnings in 2003, or approximately $0.21 per diluted share. The foregoing discussion concerning the economic contribution attributable to the Roadway Express agreement in 2003 overstates the potential financial impact to Bandag on the termination of the agreement since it does not take into account or reflect the contribution to earnings which Bandag will recognize upon the investment of the proceeds derived from the sale of the tires and wheels to Yellow Roadway Corporation.

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 10. Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation including the $31,700,000 of tire and wheel assets classified as held for sale at December 31, 2003 and discussed in Note 9.

Note 11. Operating Segment Information

The Company has three reportable operating segments: Traditional Business, TDS and Speedco. Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. The operations of the Traditional Business segment are evaluated by worldwide geographic region. The Company’s operations located in the United States and Canada, together with Tire Management Solutions, Inc. (TMS), and Quality Design Systems, Inc. (QDS), are integrated and managed as one unit, which is referred to internally as North America. The Company’s operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International.

TDS operates franchised retreading locations and commercial, retail, and wholesale outlets primarily in the western region of the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Speedco provides quick-service truck lubrication through 32 company-owned on-highway locations in the United States.

Other consists of corporate administrative expenses.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. Intrasegment sales between the Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended June 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2004	2003	2004	2003	2004	2003
Sales by Product
Retread products	$86,606	$81,777	$18,676	$17,058	$25,343	$22,783
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	5,040	5,230	898	777	305	371
Other	8,896	9,354	--	--	--	--

Net sales to unaffiliated customers	$100,542	$96,361	$19,574	$17,835	$25,648	$23,154

Transfers	$9,475	$10,382	$186	$57	$1,171	$1,444
Operating earnings (loss)	$16,176	$17,651	$(1,664)	$(281)	$2,874	$3,486
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes &
minority interest	$16,176	$17,651	$(1,664)	$(281)	$2,874	$3,486

	TDS		Speedco		Other
	2004	2003	2004	2003	2004	2003
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	27,827	36,296	40	--	--	--
Retread tires	11,997	15,856	--	--	--	--
Equipment	--	--	--	--	--	--
Other	11,113	14,575	14,347	--	--	--

Net sales to unaffiliated customers	$50,937	$66,727	$14,387	$--	$--	$--

Transfers	$390	$562	$--	$--	$--	$--
Operating earnings (loss)	$(34)	$(2,430)	$1,754	$--	$(2,169)	$(5,421)
Interest income	--	--	--	--	992	1,052
Interest expense	--	--	--	--	(557)	(551)

Earnings (loss) before income taxes &
minority interest	$(34)	$(2,430)	$1,754	$--	$(1,734)	$(4,920)

	Consolidated
	2004	2003
Sales by Product
Retread products	$130,625	$121,618
New tires	27,867	36,296
Retread tires	11,997	15,856
Equipment	6,243	6,378
Other	34,356	23,929

Net sales to unaffiliated customers	$211,088	$204,077

Transfers	$11,222	$12,445
Operating earnings (loss)	$16,937	$13,005
Interest income	992	1,052
Interest expense	(557)	(551)

Earnings (loss) before income taxes &
minority interest	$17,372	$13,506

BANDAG, INCORPORATED AND SUBSIDIARIES

For the six months ended June 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2004	2003	2004	2003	2004	2003
Sales by Product
Retread products	$157,056	$140,186	$39,195	$34,307	$47,529	$42,892
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	9,296	10,541	1,575	2,509	562	734
Other	16,407	17,846	--	--	--	--

Net sales to unaffiliated customers	$182,759	$168,573	$40,770	$36,816	$48,091	$43,626

Transfers	$19,951	$21,928	$312	$376	$2,266	$3,550
Operating earnings (loss)	$21,630	$21,567	$26	$1,512	$5,913	$6,158
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes &
minority interest	$21,630	$21,567	$26	$1,512	$5,913	$6,158

	TDS		Speedco		Other
	2004	2003	2004	2003	2004	2003
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	49,486	69,766	40	--	--	--
Retread tires	21,857	31,998	--	--	--	--
Equipment	--	--	--	--	--	--
Other	20,533	28,577	21,081	--	--	--

Net sales to unaffiliated customers	$91,876	$130,341	$21,121	$--	$--	$--

Transfers	$777	$1,190	$--	$--	$--	$--
Operating earnings (loss)	$(2,875)	$(6,482)	$2,657	$--	$(4,482)	$(6,566)
Interest income	--	--	--	--	2,042	2,208
Interest expense	--	--	--	--	(1,119)	(1,210)

Earnings (loss) before income taxes &
minority interest	$(2,875)	$(6,482)	$2,657	$--	$(3,559)	$(5,568)

	Consolidated
	2004	2003
Sales by Product
Retread products	$243,780	$217,385
New tires	49,526	69,766
Retread tires	21,857	31,998
Equipment	11,433	13,784
Other	58,021	46,423

Net sales to unaffiliated customers	$384,617	$379,356

Transfers	$23,306	$27,044
Operating earnings (loss)	$22,869	$16,189
Interest income	2,042	2,208
Interest expense	(1,119)	(1,210)

Earnings (loss) before income taxes &
minority interest	$23,792	$17,187

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Speedco.

On May 3, 2004 Bandag announced that Yellow Roadway Corporation elected on April 30, 2004 not to renew the existing Bandag outsourcing agreement for Roadway Express tire and wheel services in place since 1999 and, in accordance with the terms of the agreement, would be repurchasing the tire and wheel assets from Bandag. On July 9, 2004 Bandag received an initial payment of approximately $32,000,000 and received a final payment of approximately $1,780,000 on July 29, 2004. These tire and wheel assets had net carrying values of approximately $33,700,000 and $31,700,000 as of June 30, 2004 and December 31, 2003, respectively, and are classified with other current assets in the Company’s Condensed Consolidated Balance Sheets. Bandag’s annual revenues under the contract in 2003, including revenue derived from sales of retread materials to dealers performing services under the agreement, were approximately $27,500,000. Bandag estimates that the agreement contributed approximately $4,000,000 to consolidated net earnings in 2003, or approximately $0.21 per diluted share. The foregoing discussion concerning the economic contribution attributable to the Roadway Express agreement in 2003 overstates the potential financial impact to Bandag on the termination of the agreement since it does not take into account or reflect the contribution to earnings which Bandag will recognize upon the investment of the proceeds derived from the sale of the tires and wheels to Yellow Roadway Corporation.

Acquisitions

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

On June 10, 2004, Speedco, Inc. acquired the assets of six licensed locations, which were owned and operated by PM Express, Inc. Speedco paid approximately $15,500,000 for these assets. The Company anticipates recording approximately $5,100,000 of goodwill; however, the purchase price allocation is still being finalized pending a final asset valuation. These locations generated unaudited revenues of approximately $10,800,000 and unaudited pre-tax income of approximately $400,000 in 2003.

Speedco provides quick-service truck lubrication nationwide through its 32 company-owned on-highway locations.

BANDAG, INCORPORATED AND SUBSIDIARIES

Sale of TDS Locations

Bandag’s TDS segment sold or closed 4 locations during the first and second quarters of 2004 and 44 locations during the full year of 2003. During the first six months of 2004, TDS sold four locations with a net carrying value of $1,992,000 for cash of $882,000 and assumed liabilities of $558,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes and minority interest of $354,000 and $552,000 for the quarter and year-to-date periods ended June 30, 2004, respectively.

In conjunction with the divestiture of certain TDS locations in the second and third quarters of 2003, Bandag guaranteed a portion of third-party loans to a dealer. Bandag’s exposure under these guarantees is $2,800,000. The guarantees are secured by assets of the dealer. The term of the guarantees is three years. The fair value of the guarantees, which was originally determined to be $600,000 and is currently valued at $417,000, is included in long-term debt and other obligations in the Company’s Condensed Consolidated Balance Sheet at June 30, 2004.

The TDS locations divested and closed during 2004 and 2003 had net sales and earnings (loss) before income taxes and minority interest as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$302	$18,111	$885	$43,647
Earnings (loss) before income taxes and
minority interest	$(73)	$(1,569)	$(370)	$(3,890)

Assets Held for Sale

TDS has fifteen locations in Texas held for sale. These locations had net sales and earnings (loss) before income taxes and minority interest as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$16,694	$17,407	$31,093	$31,646
Earnings (loss) before income taxes and
minority interest	$350	$(43)	$135	$(190)

The assets of these locations, consisting primarily of inventory and property, plant and equipment, had net carrying values of approximately $16,010,000 as of June 30, 2004 and are classified with other current assets in the Company’s Condensed Consolidated Balance Sheets.

BANDAG, INCORPORATED AND SUBSIDIARIES

Net Sales

Consolidated net sales for the quarter and year-to-date periods ended June 30, 2004 increased $7,011,000 and $5,261,000, or 3% and 1%, from the prior year periods, respectively, on a 5% and 3% increase in unit volume, respectively. Net sales were positively impacted by $14,387,000 and $21,121,000 for the quarter and year-to-date periods ended June 30, 2004, respectively, due to the acquisition of Speedco on February 13, 2004. Net sales were also positively impacted by $3,229,000 and $10,344,000 for the quarter and year-to-date periods ended June 30, 2004, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. The increase in net sales was partially offset by a decrease in TDS net sales of $15,790,000 and $38,465,000, or 24% and 30%, for the quarter and year-to-date periods ended June 30, 2004, respectively, primarily as a result of the divestitures and closures of 44 locations in 2003 and four locations in 2004. The Company’s seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

Gross Profit Margins

Consolidated gross profit margin for the quarter and year-to-date periods ended June 30, 2004 was approximately even with the prior year periods.

Operating and Other Expenses

Consolidated operating and other expenses decreased $1,439,000 and $3,491,000, or 2% and 3%, for the quarter and year-to-date periods ended June 30, 2004, respectively, from the prior year periods. The decrease in consolidated operating and other expenses primarily resulted from the TDS divestitures and closures which was partially offset by $3,796,000 and $5,543,000 in expenses related to Speedco operations. Other segment operating and other expenses decreased $3,252,000 and $2,084,000 for the quarter and year-to-date periods ended June 30, 2004, respectively, from the prior year periods, primarily due to net unrealized foreign exchange gains and losses on U.S. denominated investments.

Net Earnings

Consolidated net earnings increased $3,201,000 and $4,827,000 for the quarter and year-to-date periods ended June 30, 2004, respectively, as compared to the prior year periods. Consolidated net earnings were $11,894,000 and $15,913,000, or $0.60 and $0.81 per diluted share, for the quarter and year-to-date periods ended June 30, 2004, respectively, compared to consolidated net earnings of $8,693,000 and $11,086,000, or $0.45 and $0.57 per diluted share, for the quarter and year-to-date periods ended June 30, 2003, respectively. Consolidated net earnings for the quarter and year-to-date period ended June 30, 2004 included a favorable tax adjustment of $1,000,000, or $0.05 per diluted share, resulting primarily from the reassessment of certain tax matters.

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

BANDAG, INCORPORATED AND SUBSIDIARIES

The table below depicts the breakout of North America’s retread product sales between TDS and independent dealers.

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Retread Product Sales	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Sales to Independent Dealers	$86,606	$81,777	5.9%	$157,056	$140,186	12.0%
Sales to TDS	6,347	8,636	(26.5)%	11,950	18,153	(34.2)%

Total Retread Product Sales	$92,953	$90,413	2.8%	$169,006	$158,339	6.7%

The increase in retread product sales to independent dealers is due to several factors including (a) increased sales to independent dealers that purchased TDS locations and (b) the effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of $536,000 and $1,667,000 for the quarter and year-to-date periods ended June 30, 2004, respectively. These factors were coupled with an overall increase in volume of 3% and 5% for the quarter and year-to-date periods ended June 30, 2004, respectively. The decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations.

An increase in raw material costs primarily resulted in a 1.7 and 2.0 percentage point decrease in North America’s gross margin for the quarter and year-to-date periods ended June 30, 2004 from the prior year periods, respectively.

Operating and other expenses increased $1,485,000 and $2,244,000, or 5% and 4%, for the quarter and year-to-date periods ended June 30, 2004 from the prior year periods, respectively. The increase in operating and other expenses for the quarter and year-to-date periods ended June 30, 2004 is primarily due to the absence in 2004 of foreign exchange gains recognized in 2003 coupled with higher personnel-related costs.

Lower gross profit margin and higher operating and other expenses primarily resulted in a decrease for North America of $1,475,000 in earnings before income taxes and minority interest for the quarter ended June 30, 2004, as compared to the prior year period. North America earnings before income taxes and minority interest for the year-to-date period ended June 30, 2004 increased $63,000, as compared to the prior year period.

EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA increased $1,739,000 and $3,954,000, or 10% and 11%, for the quarter and year-to-date periods ended June 30, 2004, from the prior year periods, respectively. Retread material unit volume increased 2% for the quarter ended June 30, 2004 as compared to the prior year period and was approximately even for the year-to-date period ended June 30, 2004, as compared to the prior year period. Net sales in EMEA in the quarter and year-to-date periods ended June 30, 2004 were positively impacted by $1,649,000 and $4,884,000, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin decreased 5.6 and 3.1 percentage points for the quarter and year-to-date periods ended June 30, 2004 compared to the prior year periods, respectively. The decrease in gross margin was primarily due to an increase in raw material costs coupled with an increase in purchases from the United States at a higher transfer price.

BANDAG, INCORPORATED AND SUBSIDIARIES

Operating and other expenses increased $1,012,000 and $1,711,000, or 15% and 14%, for the quarter and year-to-date periods ended June 30, 2004 as compared to the prior year periods, respectively. The increase in operating and other expenses for the quarter and year-to-date periods ended June 30, 2004 was primarily due to the effect of translating foreign currency denominated results to U.S. dollars coupled with higher personnel-related costs.

Lower gross margin and higher operating and other expenses primarily resulted in a loss before income taxes and minority interest for EMEA of $1,664,000 for the quarter ended June 30, 2004 compared to a loss of $281,000, on the same basis, for the prior year period. EMEA’s earnings before income taxes and minority interest for the year-to-date period ended June 30, 2004 was $26,000 as compared to $1,512,000 for the prior year period.

International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter and year-to-date periods ended June 30, 2004 increased $2,494,000 and $4,465,000, or 11% and 10%, from the prior year periods, respectively. Retread material unit volume increased 12% and 1% for the quarter and year-to-date periods ended June 30, 2004 from the prior year periods, respectively. Net sales in International for the quarter and year-to-date periods ended June 30, 2004 were positively impacted by $1,044,000 and $3,793,000, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin for the quarter and year-to-date periods ended June 30, 2004 decreased 0.8 and 0.7 percentage points from the prior year periods, respectively.

Operating and other expenses for the quarter and year-to-date periods ended June 30, 2004 increased $1,142,000 and $1,396,000, or 23% and 14%, from the prior year periods, respectively. Operating and other expenses for the quarter-to-date period increased primarily due to higher personnel-related costs and bad debt expense coupled with the effect of translating foreign currency denominated results to U.S. dollars. Year-to-date operating and other expenses increased primarily due to the effect of translating foreign currency denominated results to U.S. dollars.

Earnings before income taxes and minority interest for the quarter and year-to-date periods ended June 30, 2004 decreased $612,000 and $245,000 from the prior year periods, respectively, primarily due to the decline in gross margin and higher operating and other expenses.

BANDAG, INCORPORATED AND SUBSIDIARIES

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter and year-to-date periods ended June 30, 2004 decreased $15,790,000 and $38,465,000, or 24% and 30%, from the prior year periods, respectively, primarily due to the divestitures and closures of 48 TDS locations throughout 2003 and 2004.

Gross margin for the quarter and year-to-date periods ended June 30, 2004 increased 1.0 and 0.6 percentage points from the prior year periods, respectively. TDS gross profit margin was positively impacted by decreased sales of lower margin product. Operating and other expenses decreased $5,622,000 and $12,301,000, or 30% and 32%, for the quarter and year-to-date periods ended June 30, 2004, respectively, primarily due to the divestitures and closures. Operating and other expenses for the quarter and year-to-date periods ended June 30, 2004 were negatively impacted by $354,000 and $552,000, respectively, due to the loss on sale of TDS locations, as compared to a loss of $1,504,000 and $1,305,000 in the prior year periods, respectively.

TDS recorded a loss before income taxes and minority interest of $34,000 and $2,875,000 for the quarter and year-to-date periods ended June 30, 2004, respectively, as compared to a loss on the same basis of $2,430,000 and $6,482,000 for the prior year periods, respectively.

See “GENERAL – Sale of TDS Locations” hereunder for a discussion of the sale of TDS locations in 2004.

SPEEDCO, INC.

Speedco, which was acquired February 13, 2004 and its six licensees which were acquired June 10, 2004, had net sales for the quarter and year-to-date periods ended June 30, 2004 of $14,387,000 and $21,121,000, respectively. Speedco recorded earnings before income taxes and minority interest of $1,754,000 and $2,657,000 for the quarter and year-to-date periods ended June 30, 2004, respectively.

Financial Condition:

Liquidity

At June 30, 2004, the Company had cash and cash equivalents of $130,492,000, as compared to $189,976,000 at December 31, 2003. The decline in cash and cash equivalents was primarily attributable to the Company’s use of cash for the acquisition of Speedco on February 13, 2004 and the acquisition of the six licensees from PM Express on June 10, 2004. The Company’s ratio of total current assets to total current liabilities was 3.0 to 1 at June 30, 2004 with current assets exceeding current liabilities by $290,534,000. At June 30, 2004, the Company had approximately $49,710,000 of assets held for sale, consisting primarily of tire and wheel assets, inventory and property, plant and equipment classified as other current assets. At June 30, 2004, the Company had approximately $101,686,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

BANDAG, INCORPORATED AND SUBSIDIARIES

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2004 was $36,657,000, primarily due to net earnings adjusted for the noncash depreciation expense and a decrease in accounts receivable.

Investing Activities

The Company spent $12,857,000 on capital expenditures through June 30, 2004, compared to $8,647,000 spent for the same period last year. The Company typically funds its capital expenditures from operating cash flows. During the six months ended June 30, 2004, the Company sold 4 TDS locations for cash proceeds of $882,000.

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. In total, Bandag paid approximately $53,000,000 for its 87.5% interest and to assume and retire $20,100,000 of debt.

On June 10, 2004, Speedco, Inc. acquired the assets of six licensed locations, which were owed and operated by PM Express, Inc. Speedco paid approximately $15,500,000 for these assets.

The Company’s excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company’s maturities of investments exceeded purchases by $2,720,000 during the six months ended June 30, 2004, resulting in total investments of $8,088,000 as of June 30, 2004.

Financing Activities

Cash dividends totaled $12,567,000 for the six months ended June 30, 2004, compared to $12,279,000 for the same period last year.

During the six month period ended June 30, 2004, the Company purchased 62,698 shares of Common Stock and Class A Common Stock at an average price of $37.44 per share.

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See the Company’s most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended June 30, 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities(1)

April 1, 2004 - June 30, 2004	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
Common Stock
April 1 - April 30	939	$49.66	939	999,826
May 1 - May 31	406	$42.10	406	944,265
June 1 - June 30	--	--	--	--

Total	1,345	$47.37	1,345	939,880	(1)(2)

Class A Common Stock
April 1 - April 30	1,088	$46.71	1,088	999,826
May 1 - May 31	55,155	$36.74	55,155	944,265
June 1 - June 30	4,385	$39.69	4,385	939,880

Total	60,628	$37.13	60,628	939,880	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock, Class A Common Stock and/or Class B common Stock remaining to be purchased under the stock purchase program.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the shareholders was held on May 11, 2004.

(b)	The following directors were elected for three-year terms expiring in 2007:

Roy J. Carver, Jr. James R. Everline Phillip J. Hanrahan

The following director was elected to a one-year term expiring in 2005:

Amy P. Hutton

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

In addition to the above directors, the following directors continued as directors for terms expiring as shown below

Name	Term Expires
Martin G. Carver	2005
Edgar D. Jannotta	2005
Robert T. Blanchard	2006
Gary E. Dewel	2006
R. Stephen Newman	2006

(c)	Three matters were voted upon at the annual meeting. First, the following three nominees, all of whom were incumbent directors, were elected as directors for a three-year term ending in 2007 by the following vote:

Name	Votes For	Votes Withheld
Roy J. Carver, Jr.	17,202,423	156,756
James R. Everline	17,210,109	149,070
Phillip J. Hanrahan	16,822,349	536,830

One nominee, who was appointed in June 2003 to fill a Board vacancy, was elected for a one-year term expiring in 2005.

Name	Votes For	Votes Withheld
Amy P. Hutton	17,232,849	126,330

        Shareholders also voted upon a proposal to approve the Bandag, Incorporated Stock Grant and Award Plan. The shareholders approved the Plan by the following vote:

Votes For	Votes Against	Abstentions	No Vote
12,627,209	3,844,248	153,119	734,603

        Shareholders also voted upon a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2004. The shareholders ratified the selection by the following vote:

Votes For	Votes Against	Abstentions
17,300,556	50,217	8,406

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Appendix A to the registrant’s definitive proxy statement for its 2004 annual meeting of shareholders filed on March 31, 2004).
10.2	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 4.2 to the registrant’s Form S-8 Registration Statement, Registration Number 333-115369).
10.3	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Form S-8 Registration Statement, Registration Number 333-115369).
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

(b)	Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated April 21, 2004, reporting in Item 12 the issuance of a press release reporting financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED
(Registrant)
Date: August 4, 2004	/s/ Martin G. Carver
Martin G. Carver
Chairman and Chief Executive Officer
Date: August 4, 2004	/s/ Warren W. Heidbreder
Warren W. Heidbreder
Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit

10.1	Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Appendix A to the registrant’s definitive proxy statement for its 2004 annual meeting of shareholders filed on March 31, 2004).

10.2	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 4.2 to the registrant’s Form S-8 Registration Statement, Registration Number 333-115369).

10.3	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Form S-8 Registration Statement, Registration Number 333-115369).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350