Form 10-Q
period 2004-09-30
BANDAG INC
filed 2004-11-04
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Common Stock, $1 par value, 9,117,667 shares as of October 31, 2004.
Class A Common Stock, $1 par value, 9,356,726 shares as of October 31, 2004.
Class B Common Stock, $1 par value; 918,591 shares as of October 31, 2004.

BANDAG, INCORPORATED AND SUBSIDIARIES

INDEX

			Page No.
Part I:	FINANCIAL INFORMATION

Item	1.	Financial Statements (Unaudited)
		Condensed consolidated balance sheets -
		September 30, 2004 and December 31, 2003	3
		Condensed consolidated statements of operations
		Three months ended September 30, 2004 and 2003
		Nine months ended September 30, 2004 and 2003	4
		Condensed consolidated statements of cash flows
		Nine months ended September 30, 2004 and 2003	5
		Notes to condensed consolidated financial statements
		September 30, 2004	6
Item	2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	13
Item	3.	Quantitative and Qualitative Disclosure about Market Risk	20
Item	4.	Controls and Procedures	20
Part II:	OTHER INFORMATION
Item	2.	Changes in Securities, Use of Proceeds and Issuer Purchases
		of Equity Securities	21
Item	6.	Exhibits	22
SIGNATURES			23

PART I. FINANCIAL INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

In thousands, except share data	(Unaudited) September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$187,724	$189,976
Investments	--	10,808
Accounts receivable, net	149,403	156,894
Inventories
Finished products	56,249	50,112
Material and work in process	14,732	12,653

	70,981	62,765
Other current assets	57,014	77,533

Total current assets	465,122	497,976
Property, plant, and equipment	524,719	465,994
Less accumulated depreciation and amortization	(361,697)	(358,019)

	163,022	107,975
Intangible assets, net	26,019	10,131
Other assets	49,375	44,447

Total assets	$703,538	$660,529

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$28,232	$25,710
Accrued employee compensation and benefits	39,384	36,978
Accrued marketing expenses	29,777	31,845
Other accrued expenses	33,772	28,462
Income taxes payable	15,147	14,946
Short-term notes payable and current portion of other obligations	16,699	10,252

Total current liabilities	163,011	148,193
Long-term debt and other obligations	36,122	35,259
Minority interest	2,329	--
Shareholders' equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,117,667 shares in 2004;
9,099,745 shares in 2003	9,118	9,100
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,357,520 shares in 2004;
9,249,756 shares in 2003	9,357	9,250
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 918,591 shares in 2004;
918,688 shares in 2003	918	919
Additional paid-in capital	25,914	17,903
Retained earnings	492,313	477,499
Accumulated other comprehensive loss	(35,544)	(37,594)

Total shareholders' equity	502,076	477,077

Total liabilities and shareholders' equity	$703,538	$660,529

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

In thousands, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income
Net sales	$236,793	$211,390	$621,410	$590,746
Other	2,487	1,624	5,974	5,159

	239,280	213,014	627,384	595,905
Costs and expenses
Cost of products sold	145,188	129,791	392,078	374,657
Engineering, selling, administrative, and other expenses	64,184	52,993	182,529	174,829

	209,372	182,784	574,607	549,486
Income from operations	29,908	30,230	52,777	46,419
Interest income	1,339	1,298	3,381	3,506
Interest expense	(275)	(527)	(1,394)	(1,737)

Earnings before income taxes and minority interest	30,972	31,001	54,764	48,188
Income taxes	10,757	11,006	18,441	17,107
Minority interest	91	--	286	--

Net earnings	$20,124	$19,995	$36,037	$31,081

Earnings per share
Basic	$1.04	$1.04	$1.87	$1.62
Diluted	$1.02	$1.03	$1.83	$1.61
Comprehensive net earnings	$24,246	$16,976	$38,087	$39,609
Cash dividends per share	$0.325	$0.320	$0.975	$0.960
Depreciation included in expense	$6,960	$6,049	$18,198	$19,581
Weighted average shares outstanding:
Basic	19,285	19,175	19,278	19,150
Diluted	19,690	19,378	19,677	19,342

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net earnings	$36,037	$31,081
Provision for depreciation and amortization	19,005	20,295
Decrease (increase) in operating assets and liabilities, net	13,560	(20)

Net cash provided by operating activities	68,602	51,356
Investing Activities
Additions to property, plant, and equipment	(25,393)	(11,319)
Purchases of investments	(12,501)	(14,200)
Maturities of investments	23,309	19,045
Divestitures of businesses	1,946	21,449
Acquisitions of businesses	(72,682)	--
Sale of tire and wheel assets	34,023	--

Net cash provided by (used in) investing activities	(51,298)	14,975
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(763)	(36)
Cash dividends	(18,862)	(18,435)
Purchases of Common Stock, Class A Common Stock and Class B Common Stock	(2,477)	(184)
Stock options exercised	2,500	878

Net cash used in financing activities	(19,602)	(17,777)
Effect of exchange rate changes on cash and cash equivalents	46	1,373

Increase (decrease) in cash and cash equivalents	(2,252)	49,927
Cash and cash equivalents at beginning of period	189,976	129,412

Cash and cash equivalents at end of period	$187,724	$179,339

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2. Comprehensive Net Earnings

Comprehensive net earnings for the three and nine month periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$20,124	$19,995	$36,037	$31,081
Other comprehensive income:
Foreign currency translation	4,122	(3,019)	2,050	8,528

Comprehensive net earnings	$24,246	$16,976	$38,087	$39,609

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net earnings	$20,124	$19,995	$36,037	$31,081

Denominator:
Weighted-average shares - Basic	19,285	19,175	19,278	19,150
Effect of dilutive:
Restricted stock	95	73	85	66
Stock options	310	130	314	126

	405	203	399	192
Weighted-average shares - Diluted	19,690	19,378	19,677	19,342

Earnings per share
Basic	$1.04	$1.04	$1.87	$1.62

Diluted	$1.02	$1.03	$1.83	$1.61

Note 4. Retirement Benefit Plans

Net periodic (benefit) cost for the three and nine month periods ended September 30 is composed of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Pension Benefits
Service cost	$1,058	$984	$3,175	$2,954
Interest cost	1,709	1,606	5,128	4,820
Expected return on plan assets	(1,812)	(1,567)	(5,438)	(4,702)
Amortization of prior service cost	30	31	89	93
Amortization of transitional assets	(161)	(163)	(484)	(490)
Recognized actuarial loss	298	378	894	1,136

Net periodic cost	$1,122	$1,269	$3,364	$3,811

Postretirement Benefits
Service cost	$58	$44	$170	$132
Interest cost	99	95	295	287
Amortization of prior service cost	1	--	3	2
Recognized actuarial gain	(13)	(32)	(40)	(97)

Net periodic cost	$145	$107	$428	$324

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 5. Non-Recurring Charges

During the fourth quarter of 2001, the Company recorded a non-recurring charge totaling $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs included $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. The Company paid $93,000 and $1,321,000 in 2003 and 2002, respectively, related to the termination of employees. In the year-to-date period ended September, 30 2004, the Company paid $31,000 relating to the termination of employees. As of September 30, 2004, $1,313,000 of the charges related to the closure of the North American tread rubber manufacturing facility remained accrued. The Company estimates that substantially all of the remaining payments will be made by the end of 2004.

Note 6. Restructuring Charges

In 2002, the Company recorded restructuring charges totaling $3,500,000 ($2,450,000 net of tax benefits) for termination benefits covering 39 employees. The Company paid approximately $2,428,000 and $650,000 in 2003 and 2002, respectively, related to the termination of employees. In the year-to-date period ended September 30, 2004, the Company paid approximately $422,000 relating to the termination of employees. As of September 30, 2004, $448,000 of the charges related to the restructuring remained accrued, which reflects a $448,000 increase in the original provision due to exchange rate changes. Substantially all of the remaining payments, which are primarily severance pay, will be made by the end of 2006.

Note 7. Acquisitions

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. In total, Bandag paid approximately $53,000,000 for its 87.5% interest and to assume and retire $20,100,000 of debt. The Company recorded approximately $6,500,000 of goodwill and $12,800,000 of other intangible assets. Speedco generated unaudited revenues of approximately $46,000,000 and unaudited pre-tax income of approximately $4,800,000 in 2003.

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

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 8. Divestitures

During the first nine months of 2004, Bandag’s Tire Distribution Systems, Inc. (TDS) segment sold 4 locations and certain other properties with a net carrying value of $2,633,000 for cash of $1,946,000 and assumed liabilities of $558,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a gain before income taxes and minority interest of $423,000 for the quarter ended September 30, 2004 and a loss, on the same basis, of $129,000 for the year-to-date period ended September 30, 2004.

The TDS locations divested and closed during 2004 had net sales and earnings (loss) before income taxes and minority interest as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$--	$2,616	$886	$7,016
Earnings (loss) before income taxes and
minority interest	$(28)	$46	$(249)	$(196)

Note 9. Assets Held for Sale

TDS has fifteen locations in Texas held for sale. These locations had net sales and earnings before income taxes and minority interest as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$19,217	$18,654	$50,310	$50,300
Earnings before income taxes and
minority interest	$620	$1,793	$755	$1,603

The assets of these locations, consisting primarily of inventory and property, plant and equipment, had net carrying values of approximately $14,900,000 as of September 30, 2004 and are classified with other current assets in the Company’s Condensed Consolidated Balance Sheets. The Company anticipates that the fifteen Texas locations will be sold during the fourth quarter of 2004.

Note 10. Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation, including the $31,700,000 of tire and wheel assets classified as held for sale at December 31, 2003 and sold during the third quarter of 2004.

BANDAG, INCORPORATED AND SUBSIDIARIES

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

Other consists of corporate administrative expenses, net unrealized foreign exchange gains and losses on U.S. denominated investments, interest income and interest expense.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. Intrasegment sales between the Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended September 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2004	2003	2004	2003	2004	2003
Sales by Product
Retread products	$97,119	$97,160	$19,766	$17,132	$28,627	$23,274
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	5,970	4,537	1,985	713	434	180
Other	5,228	8,289	--	--	--	--

Net sales to unaffiliated customers	$108,317	$109,986	$21,751	$17,845	$29,061	$23,454

Transfers	$10,988	$12,446	$133	$70	$2,931	$2,659
Operating earnings (loss)	$24,797	$27,000	$307	$(472)	$4,796	$2,895
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes &
minority interest	$24,797	$27,000	$307	$(472)	$4,796	$2,895

	TDS		Speedco		Other
	2004	2003	2004	2003	2004	2003
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	33,382	32,313	176	--	--	--
Retread tires	13,023	13,956	7	--	--	--
Equipment	--	--	--	--	--	--
Other	14,246	13,836	16,830	--	--	--

Net sales to unaffiliated customers	$60,651	$60,105	$17,013	$--	$--	$--

Transfers	$60	$347	$--	$--	$--	$--
Operating earnings (loss)	$3,563	$1,867	$1,979	$--	$(5,534)	$(1,060)
Interest income	--	--	--	--	1,339	1,298
Interest expense	--	--	--	--	(275)	(527)

Earnings (loss) before income taxes &
minority interest	$3,563	$1,867	$1,979	$--	$(4,470)	$(289)

	Consolidated
	2004	2003
Sales by Product
Retread products	$145,512	$137,566
New tires	33,558	32,313
Retread tires	13,030	13,956
Equipment	8,389	5,430
Other	36,304	22,125

Net sales to unaffiliated customers	$236,793	$211,390

Transfers	$14,112	$15,522
Operating earnings (loss)	$29,908	$30,230
Interest income	1,339	1,298
Interest expense	(275)	(527)

Earnings (loss) before income taxes &
minority interest	$30,972	$31,001

BANDAG, INCORPORATED AND SUBSIDIARIES

For the nine months ended September 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2004	2003	2004	2003	2004	2003
Sales by Product
Retread products	$254,175	$237,346	$58,961	$51,439	$76,156	$66,166
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	15,266	15,078	3,560	3,222	996	914
Other	21,635	26,135	--	--	--	--

Net sales to unaffiliated customers	$291,076	$278,559	$62,521	$54,661	$77,152	$67,080

Transfers	$30,939	$34,374	$445	$446	$5,197	$6,209
Operating earnings (loss)	$46,427	$48,567	$333	$1,040	$10,709	$9,053
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes &
minority interest	$46,427	$48,567	$333	$1,040	$10,709	$9,053

	TDS		Speedco		Other
	2004	2003	2004	2003	2004	2003
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	82,868	102,079	216	--	--	--
Retread tires	34,880	45,954	7	--	--	--
Equipment	--	--	--	--	--	--
Other	34,779	42,413	37,911	--	--	--

Net sales to unaffiliated customers	$152,527	$190,446	$38,134	$--	$--	$--

Transfers	$837	$1,537	$--	$--	$--	$--
Operating earnings (loss)	$688	$(4,615)	$4,636	$--	$(10,016)	$(7,626)
Interest income	--	--	--	--	3,381	3,506
Interest expense	--	--	--	--	(1,394)	(1,737)

Earnings (loss) before income taxes &
minority interest	$688	$(4,615)	$4,636	$--	$(8,029)	$(5,857)

	Consolidated
	2004	2003
Sales by Product
Retread products	$389,292	$354,951
New tires	83,084	102,079
Retread tires	34,887	45,954
Equipment	19,822	19,214
Other	94,325	68,548

Net sales to unaffiliated customers	$621,410	$590,746

Transfers	$37,418	$42,566
Operating earnings (loss)	$52,777	$46,419
Interest income	3,381	3,506
Interest expense	(1,394)	(1,737)

Earnings (loss) before income taxes &
minority interest	$54,764	$48,188

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Speedco.

On May 3, 2004 Bandag announced that Yellow Roadway Corporation elected on April 30, 2004 not to renew the existing Bandag outsourcing agreement for Roadway Express tire and wheel services in place since 1999 and, in accordance with the terms of the agreement, would be repurchasing the tire and wheel assets from Bandag. On July 9, 2004 Bandag received an initial payment of approximately $32,243,000 and received a final payment of approximately $1,781,000 on July 29, 2004. These tire and wheel assets had net carrying values of approximately $33,700,000 and $31,700,000 as of June 30, 2004 and December 31, 2003, respectively, and were classified with other current assets in the Company’s Condensed Consolidated Balance Sheets. Bandag’s annual revenues under the contract in 2003, including revenue derived from sales of retread materials to dealers performing services under the agreement, were approximately $27,500,000. Bandag estimates that the agreement contributed approximately $4,000,000 to consolidated net earnings in 2003, or approximately $0.21 per diluted share. The foregoing discussion concerning the economic contribution attributable to the Roadway Express agreement in 2003 overstates the potential financial impact to Bandag on the termination of the agreement since it does not take into account or reflect the contribution to earnings which Bandag will recognize upon the investment of the proceeds derived from the sale of the tires and wheels to Yellow Roadway Corporation.

Acquisitions

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. In total, Bandag paid approximately $53,000,000 for its 87.5% interest and to assume and retire $20,100,000 of debt. The Company recorded approximately $6,500,000 of goodwill and $12,800,000 of other intangible assets. Speedco generated unaudited revenues of approximately $46,000,000 and unaudited pre-tax income of approximately $4,800,000 in 2003.

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

BANDAG, INCORPORATED AND SUBSIDIARIES

Sale of TDS Locations

Bandag’s TDS segment sold or closed 4 locations during the first nine months of 2004 and 44 locations during the full year of 2003. During the first nine months of 2004, Bandag’s TDS segment sold 4 locations and certain other properties with a net carrying value of $2,633,000 for cash of $1,946,000 and assumed liabilities of $558,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a gain before income taxes and minority interest of $423,000 for the quarter ended September 30, 2004 and a loss, on the same basis, of $129,000 for the year-to-date period ended September 30, 2004.

In conjunction with the divestiture of certain TDS locations in the second and third quarters of 2003, Bandag guaranteed a portion of third-party loans to a dealer. Bandag’s exposure under these guarantees is $2,800,000. The guarantees are secured by assets of the dealer. The term of the guarantees is three years. The fair value of the guarantees, which was originally determined to be $600,000 and is currently valued at $367,000, is included in long-term debt and other obligations in the Company’s Condensed Consolidated Balance Sheet at September 30, 2004.

The TDS locations divested and closed during 2004 and 2003 had net sales and earnings (loss) before income taxes and minority interest as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$--	$3,683	$885	$47,330
Earnings (loss) before income taxes and
minority interest	$(44)	$(22)	$(414)	$(3,911)

Assets Held for Sale

TDS has fifteen locations in Texas held for sale. These locations had net sales and earnings before income taxes and minority interest as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$19,217	$18,654	$50,310	$50,300
Earnings before income taxes and
minority interest	$620	$1,793	$755	$1,603

The assets of these locations, consisting primarily of inventory and property, plant and equipment, had net carrying values of approximately $14,900,000 as of September 30, 2004 and are classified with other current assets in the Company’s Condensed Consolidated Balance Sheets. The Company anticipates that the fifteen Texas locations will be sold during the fourth quarter of 2004.

BANDAG, INCORPORATED AND SUBSIDIARIES

Net Sales

Consolidated net sales for the quarter and year-to-date periods ended September 30, 2004 increased $25,403,000 and $30,664,000, or 12% and 5%, from the prior year periods, respectively, on a 5% and 4% increase in unit volume, respectively. Net sales were positively impacted by $17,013,000 and $38,134,000 for the quarter and year-to-date periods ended September 30, 2004, respectively, due to the acquisition of Speedco on February 13, 2004. Net sales were also positively impacted by $3,339,000 and $13,683,000 for the quarter and year-to-date periods ended September 30, 2004, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. The year-to-date increase in net sales was partially offset by a decrease in TDS net sales of $37,919,000, or 20%, primarily as a result of the divestitures and closures of 44 locations in 2003 and four locations in 2004. The Company’s seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

Gross Profit Margins

Despite higher raw material costs within the Traditional Business, consolidated gross profit margin for the quarter and year-to-date periods ended September 30, 2004 increased 0.1 percentage point and 0.3 percentage points, respectively.

Operating and Other Expenses

Consolidated operating and other expenses increased $11,191,000 and $7,700,000, or 21% and 4%, for the quarter and year-to-date periods ended September 30, 2004, respectively, from the prior year periods. The increase in consolidated operating and other expenses was substantially impacted by expenses related to the Speedco operations of $4,430,000 and $9,973,000 for the quarter and year-to-date periods ended September 30, 2004, respectively. Other segment operating and other expenses were negatively impacted by $2,614,000 and $369,000 for the quarter and year-to-date periods ended September 30, 2004, respectively, from the prior year periods, due to net unrealized foreign exchange gains and losses on U.S. denominated investments.

Net Earnings

Consolidated net earnings increased $129,000 and $4,956,000 for the quarter and year-to-date periods ended September 30, 2004, respectively, as compared to the prior year periods. Consolidated net earnings were $20,124,000 and $36,037,000, or $1.02 and $1.83 per diluted share, for the quarter and year-to-date periods ended September 30, 2004, respectively, compared to consolidated net earnings of $19,995,000 and $31,081,000, or $1.03 and $1.61 per diluted share, for the quarter and year-to-date periods ended September 30, 2003, respectively. Consolidated net earnings for the year-to-date period ended September 30, 2004 included a favorable tax adjustment of $1,000,000, or $0.05 per diluted share, resulting primarily from the reassessment of certain tax matters.

BANDAG, INCORPORATED AND SUBSIDIARIES

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

The table below depicts the breakout of North America’s retread product sales between TDS and independent dealers.

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Retread Product Sales	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Sales to Independent Dealers	$97,119	$97,160	0.0%	$254,175	$237,346	7.1%
Sales to TDS	7,345	6,802	8.0%	19,295	24,955	(22.	7)%

Total Retread Product Sales	$104,464	$103,962	0.5%	$273,470	$262,301	4.3%

Retread product sales to independent dealers are influenced by several factors, including increased sales to independent dealers that purchased TDS locations and the positive effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of $1,101,000 and $2,768,000 for the quarter and year-to-date periods ended September 30, 2004, respectively. Retread product sales for the quarter ended September 30, 2004 were negatively impacted by a decrease in volume of 1%, a portion of which is attributed to the loss of the Roadway business. Retread product sales for the year-to-date period ended September 30, 2004 was positively impacted by an increase in volume of 2%. The year-to-date decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations. Net sales for the quarter ended September 30, 2004, were negatively impacted by a $2,265,000 increase in sales deductions which was offset by a $1,433,000 increase in equipment sales and an adjustment of approximately $1,445,000 related to a reassessment of dealer marketing program accruals.

An increase in raw material costs primarily resulted in a 1.1 and 1.7 percentage point decrease in North America’s gross margin for the quarter and year-to-date periods ended September 30, 2004 from the prior year periods, respectively.

Operating and other expenses increased $431,000 and $2,675,000, or 2% and 3%, for the quarter and year-to-date periods ended September 30, 2004 from the prior year periods, respectively. The increase in operating and other expenses for the quarter and year-to-date periods ended September 30, 2004 is primarily due to a $1,270,000 adjustment related to a reassessment of sales tax accruals.

Lower gross profit margin and higher operating and other expenses primarily resulted in a decrease for North America of $2,203,000 and $2,140,000 in earnings before income taxes and minority interest for the quarter and year-to-date periods ended September 30, 2004, as compared to the prior year periods.

BANDAG, INCORPORATED AND SUBSIDIARIES

EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA increased $3,906,000 and $7,860,000, or 22% and 14%, for the quarter and year-to-date periods ended September 30, 2004, from the prior year periods, respectively. Retread material unit volume increased 1% for the quarter ended September 30, 2004 as compared to the prior year period and was approximately even for the year-to-date period ended September 30, 2004, as compared to the prior year period. Net sales in EMEA in the quarter and year-to-date periods ended September 30, 2004 were positively impacted by $1,750,000 and $6,634,000, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin increased 8.2 and 0.7 percentage points for the quarter and year-to-date periods ended September 30, 2004 compared to the prior year periods, respectively. Gross margin was positively impacted by price increases targeted to improve margins.

Operating and other expenses increased $2,143,000 and $3,854,000, or 38% and 21%, for the quarter and year-to-date periods ended September 30, 2004 as compared to the prior year periods, respectively. The increase in operating and other expenses for the quarter and year-to-date periods ended September 30, 2004 was primarily due to trade show expenses and higher personnel-related costs coupled with the effect of translating foreign currency denominated results to U.S. dollars.

Higher gross margin primarily resulted in earnings before income taxes and minority interest for EMEA of $307,000 for the quarter ended September 30, 2004 compared to a loss of $472,000, on the same basis, for the prior year period. EMEA’s earnings before income taxes and minority interest for the year-to-date period ended September 30, 2004 was $333,000 as compared to $1,040,000 for the prior year period.

International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter and year-to-date periods ended September 30, 2004 increased $5,607,000 and $10,072,000, or 24% and 15%, from the prior year periods, respectively. Retread material unit volume increased 24% and 9% for the quarter and year-to-date periods ended September 30, 2004 from the prior year periods, respectively. Net sales in International for the quarter and year-to-date periods ended September 30, 2004 were positively impacted by $488,000 and $4,281,000, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin for the quarter and year-to-date periods ended September 30, 2004 increased 1.2 and 0.1 percentage points from the prior year periods, respectively.

BANDAG, INCORPORATED AND SUBSIDIARIES

Operating and other expenses for the quarter and year-to-date periods ended September 30, 2004 increased $399,000 and $1,795,000, or 7% and 11%, from the prior year periods, respectively. Operating and other expenses for the quarter and year-to-date periods ended September 30, 2004 were negatively impacted by the effect of translating foreign currency denominated results to U.S. dollars.

Earnings before income taxes and minority interest for the quarter and year-to-date periods ended September 30, 2004 increased $1,901,000 and $1,656,000 from the prior year periods, respectively, primarily due to the increase in net sales and gross margin.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter ended September 30, 2004 increased $546,000, or 1% from the prior year period. TDS net sales for the year-to-date period ended September 30, 2004 decreased $37,919,000, or 20%, from the prior year periods primarily due to the divestitures and closures of 48 TDS locations throughout 2003 and 2004.

Gross margin for the quarter and year-to-date periods ended September 30, 2004 increased 0.9 and 0.7 percentage points from the prior year periods, respectively. Operating and other expenses decreased $686,000 and $12,987,000, or 5% and 25%, for the quarter and year-to-date periods ended September 30, 2004, respectively, primarily due to the divestitures and closures. Operating and other expenses for the year-to-date period ended September 30, 2004 were negatively impacted by $129,000 due to the loss on sale of TDS locations, as compared to a loss of $784,000 in the prior year period.

TDS recorded earnings before income taxes and minority interest of $3,563,000 and $688,000 for the quarter and year-to-date periods ended September 30, 2004, respectively. TDS recorded earnings before income taxes and minority interest of $1,867,000 for the quarter ended September 30, 2003 and a loss, on the same basis, of $4,615,000 for the year-to-date period ended September 30, 2003.

See “GENERAL – Sale of TDS Locations” hereunder for a discussion of the sale of TDS locations in 2004.

SPEEDCO, INC.

Speedco, which was acquired February 13, 2004, and its six licensees which were acquired June 10, 2004, had net sales for the quarter and year-to-date periods ended September 30, 2004 of $17,013,000 and $38,134,000, respectively. Speedco recorded earnings before income taxes and minority interest of $1,979,000 and $4,636,000 for the quarter and year-to-date periods ended September 30, 2004, respectively.

BANDAG, INCORPORATED AND SUBSIDIARIES

Financial Condition:

Liquidity

At September 30, 2004, the Company had cash and cash equivalents of $187,724,000, as compared to $189,976,000 at December 31, 2003. The sale of tire and wheel assets discussed under “GENERAL” contributed $34,023,000 to cash and cash equivalents for the period ended September 30, 2004. The decline in cash and cash equivalents was primarily attributable to the Company’s use of cash for the acquisition of Speedco on February 13, 2004 and the acquisition of the six licensees from PM Express on June 10, 2004. The Company’s ratio of total current assets to total current liabilities was 2.9 to 1 at September 30, 2004, with current assets exceeding current liabilities by $302,111,000. At September 30, 2004, the Company had approximately $14,900,000 of assets held for sale, consisting primarily of inventory and property, plant and equipment classified as other current assets. At September 30, 2004, the Company had approximately $101,866,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2004 was $68,602,000, primarily due to net earnings adjusted for the noncash depreciation expense, a decrease in accounts receivable and an increase in accounts payable and other liabilities.

Investing Activities

The Company spent $25,393,000 on capital expenditures through September 30, 2004, compared to $11,319,000 spent for the same period last year. The increase in capital expenditures is primarily due to expenditures made by Speedco for new facilities and expansions of quick-service tire lanes at existing facilities. The Company typically funds its capital expenditures from operating cash flows. During the nine months ended September 30, 2004, the Company sold 4 TDS locations for cash proceeds of $1,946,000.

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

The Company’s excess funds are invested in financial instruments with various maturities, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company’s maturities of investments exceeded purchases by $10,808,000 during the nine months ended September 30, 2004, resulting in no instruments being held with a maturity date over 90 days as of September 30, 2004.

BANDAG, INCORPORATED AND SUBSIDIARIES

Financing Activities

Cash dividends totaled $18,862,000 for the nine months ended September 30, 2004, compared to $18,435,000 for the same period last year. Cash dividends per share were $0.975 for the nine months ended September 30, 2004, compared to $0.960 per share for the same period last year.

During the nine month period ended September 30, 2004, the Company purchased 65,791 shares of Common Stock and Class A Common Stock at an average price of $37.65 per share.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See the Company’s most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended September 30, 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities(1)

July 1, 2004 - September 30, 2004	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
Common Stock
July 1 - July 31	448	$45.14	448	939,432
August 1 - August 31	--	--	--	--
Sept. 1 - Sept. 30	405	$45.63	405	936,787

Total	853	$45.37	853	936,787	(1)(2)

Class A Common Stock
July 1 - July 31	--	--	--	--
August 1 - August 31	1,800	$40.01	1,800	937,632
Sept. 1 - Sept. 30	440	$41.63	440	936,787

Total	2,240	$40.32	2,240	936,787	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock, Class A Common Stock and/or Class B common Stock remaining to be purchased under the stock purchase program.

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 6 — Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED
(Registrant)
Date:	November 4, 2004	/s/ Martin G. Carver
Martin G. Carver
Chairman and Chief Executive Officer
Date:	November 4, 2004	/s/ Warren W. Heidbreder
Warren W. Heidbreder
Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350