Form 10-K
period 2004-12-31
BANDAG INC
filed 2005-03-02
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes     X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes     X         No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2004: Common Stock, $286,830,927, Class A Common Stock (non-voting), $197,703,487, Class B Common Stock, $701,748.

The number of shares outstanding of the issuer’s classes of common stock as of January 31, 2005: Common Stock, 9,116,770 shares; Class A Common Stock, 9,421,307 shares; Class B Common Stock, 918,591 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of the Shareholders to be held May 3, 2005 are incorporated by reference in Part III.

Bandag, Incorporated
Annual Report on Form 10-K
Year Ended December 31, 2004

PART I

Item 1.  BUSINESS

Introduction

All references herein to the “Company” or “Bandag” refer to Bandag, Incorporated and its subsidiaries unless the context indicates otherwise.

The Company has three reportable business segments: the manufacture and sale of precured tread rubber, equipment and supplies for retreading tires (the Traditional Business), the sale and maintenance of new and retread tires to principally commercial and industrial customers through its wholly-owned subsidiary, Tire Distribution Systems, Inc. (TDS) and the providing of quick-service truck lubrication and tire service by its 87.5% owned subsidiary, Speedco, Inc. (Speedco) through 33 on-highway locations. Refer to Note 15 of the consolidated financial statements for further details.

As a result of a recapitalization of the Company approved by the Company’s shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Company. As of January 31, 2005, the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 64% of the votes entitled to be cast in the election of directors and other corporate matters. The Carver Family is composed of (i) Lucille A. Carver, a former director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entitles for the benefit of the Carver Family members. Shares of Class B Common Stock have ten (10) votes per share. The Carver Family owns over 98% of the Class B Common Stock. Shares of Class B Common Stock automatically convert to shares of Common Stock on January 16, 2007.

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. In total, Bandag paid approximately $53,716,000, net of cash received, for its 87.5% interest and to assume and retire $20,079,000 of debt. The Company recorded $12,127,000 of goodwill and $12,800,000 of other intangible assets. Speedco generated unaudited revenues of approximately $46,000,000 and unaudited pre-tax income of approximately $4,800,000 in 2003.

On June 10, 2004, Speedco acquired the assets of six licensed locations, which were owned and operated by PM Express, Inc. Speedco paid approximately $15,609,000, net of cash acquired, for these assets. The Company recorded $5,194,000 of goodwill. These locations generated unaudited revenues of approximately $10,800,000 and unaudited pre-tax income of approximately $400,000 in 2003.

Reported earnings for fiscal years 1997 through 2002 and the Consolidated Balance Sheets for 1997 through 2003 have been restated to correct for an accounting error in 1997 and 1998 related to the stock acquisitions of tire dealerships by TDS. The accounting error was inadvertent and resulted from a failure to correctly apply certain provisions of SFAS No. 109, “Accounting for Taxes” to the 1997 and 1998 acquisitions. The accounting error was not detected until it surfaced as a result of a review of the Company’s deferred tax liability account and accounting for a 2004 stock acquisition by the Company’s tax accounting staff. For further details, refer to Note 1 of the consolidated financial statements – Restatement.

Traditional Business

(a)  General

The Traditional Business is engaged primarily in the production and sale of precured tread rubber and equipment used by its franchisees for the retreading of tires primarily for trucks, but also for buses, light commercial trucks, industrial equipment, off-the-road equipment and passenger cars. Bandag specializes in a proprietary cold-bonding retreading process which it introduced to the United States in 1957 (the Bandag Method). The Bandag Method separates the process of vulcanizing the tread rubber from the process of bonding the tread rubber to the tire casing, allowing for optimization of temperature and pressure levels at each stage of the retreading process.

The Company and its licensees have 985 franchisees worldwide, with 33% located in the United States and 67% internationally. The majority of Bandag’s franchisees are independent operators of full service tire distributorships. The remaining franchises are owned by TDS. The Traditional Business’ revenues primarily come from the sale of retread material and equipment to its franchisees. The Traditional Business’ products compete in the replacement tire market with new tire sales, as well as retreads produced using the cold-bonding method and other retread processes. The Company concentrates its marketing efforts on existing franchisees and on expanding their respective market penetrations. Due to its strong distribution system, marketing efforts and leading technology, Bandag, through its independent franchise network and TDS, has been able to maintain the largest market presence in the retreading industry.

The Traditional Business in the United States competes primarily in the medium and wide base commercial truck tire replacement market. Medium and wide base truck tires are designed for medium trucks Classes 4 through 6, heavy trucks Classes 7 and 8, as well as trailers and commercial chassis. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has franchisees in 103 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company’s franchisees make up approximately 23% of the United States medium and wide base commercial tire replacement market. Other companies who supply to trucking fleets in the replacement tire market include large new tire manufacturers such as The Goodyear Tire & Rubber Company (Goodyear), Bridgestone Corporation (Bridgestone) and Groupe Michelin (Michelin). Goodyear, Michelin and Cooper Tire and Rubber Company also compete in the United States market as well as in other markets as a tread rubber supplier to a combination of company-owned and independent retreaders.

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

National Account Business. The Company has entered into contracts with companies pursuant to which Bandag agrees to sell retread tires directly to transportation fleets of such companies and provide maintenance and service for the retread tires (the National Accounts). Bandag subcontracts the sales, maintenance, and service components of the National Accounts to its independent franchisees and to TDS.

Other Applications. The Company continues to manufacture and supply to its franchisees and other dealers a limited amount of tread rubber for off-the-road tires, industrial tires, including solid and pneumatic, passenger car tires and light commercial tires for light trucks and recreational vehicles.

Franchisees. Bandag has 985 franchisees throughout North America, Central America, South America, Europe, Africa, Asia, Australia and New Zealand. These franchises are owned and operated by franchisees, some with multiple franchises and/or locations. Of these franchisees, 324 are located in the United States. Thirty-two (32) of Bandag’s foreign franchisees are franchised by a licensee of the Company in Australia. The Company also has joint ventures in India and Sri Lanka.

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

Bandag retreads often command a higher price than tires retreaded by the competitors’ systems. The Company believes that the superior quality and greater performance of Bandag retreads and expanded service programs to end-users validate this price differential.

Bandag franchisees compete with many other new-tire dealers and retreading operators of varying sizes. These include retreading shops operated by the major new-tire manufacturers, large independent retread companies, and smaller commercial tire dealers.

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

(d)  Sources of Supply

The Company manufactures the precured tread rubber, cushion gum, and related supplies in Company-owned and in leased manufacturing plants in the United States, Canada, Brazil, Belgium and Mexico. The Company also participates in joint venture agreements in Sri Lanka and India. The Company also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire-handling systems, and other items of equipment used in the Bandag Method. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, sold by the Company, are purchased from others.

The Company purchases rubber and other materials for the production of tread rubber and other rubber products from a number of suppliers. The rubber for tread is primarily synthetic and obtained principally from sources which most conveniently serve the respective areas in which the Company’s plants are located. Although synthetic rubber and other petrochemical products have periodically been in short supply and significant cost fluctuations have been experienced in previous years, including significant price increases throughout 2004, the Company has not experienced any significant difficulty in obtaining an adequate supply of such materials. Synthetic prices historically have been related to the cost of petrochemical feedstocks. However, the effect on operations of future shortages will depend upon their duration and severity and cannot presently be forecast.

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

TDS

(a)  General

TDS, which provides new and retread tire products and tire management services to national, regional and local fleet transportation companies, operates 14 Bandag franchise and manufacturing locations and 41 commercial and retail outlets in 8 states. During 2004, TDS sold or closed 6 retread plants and 15 commercial and retail outlets, and acquired 2 retread plants and 7 commercial and retail outlets. In 2003, TDS sold or closed 12 retread plants and 32 commercial and retail outlets. In 2002, TDS sold or closed 9 retread plants and 18 commercial and retail outlets.

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

TDS markets its products through sales personnel located at each of its commercial locations, retread production facilities and retail facilities. TDS commercial locations operate as points of sale for retread tires, new tires and services. In addition, the commercial locations operate as a home base for mobile service trucks which must be able to provide customers with reliable and timely emergency service as well as regularly scheduled maintenance service. TDS’ sales personnel make personal sales calls on existing customers to ensure satisfaction and loyalty.

(c)  Competition

TDS competitors are other tire dealers which offer competing retread applications, as well as Bandag franchised dealers. In addition, such tire dealers typically sell and service new tires produced by large new tire manufacturers and service providers such as those that supply TDS, as well as Goodyear and Michelin. Goodyear and Michelin also compete in the United States market as tread rubber suppliers through a combination of company-owned and independent retreaders.

(d)  Sources of Supply

TDS purchases precured tread rubber and its retreading equipment and supplies from Bandag and purchases new tires from new tire companies including Bridgestone/Firestone, Yokohama, Continental/General, and other manufacturers.

Speedco

(a)  General

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. On June 10, 2004, Speedco, Inc. acquired the assets of six licensed locations, which were owned and operated by PM Express, Inc. Speedco provides quick-service truck lubrication and tire service and has 33 company-owned on-highway locations in the United States.

(b)  Markets and Distribution

Speedco markets its product/service through its on-highway truck service facility with a nationwide network. The multiple product/service options can be purchased independently or in combination. These include the oil change and lubrication service, and tire repair, replacement, and maintenance service. Both services are built on fast turn-around time, high-quality products and professional services to owner operators and local, regional and national fleets.

The primary product/service benefit to the customer is to avoid unscheduled repair and downtime. Customers use this service to maintain the integrity of their tractor and trailer vehicle and for tire preventative maintenance.

Speedco’s market positioning is premium product and premium price. Tire customers are divided into two types: Speedco Direct and Manufacturer National Accounts. Speedco Direct customers purchase tire product and services per the Manufacturer’s Suggested Retail Price established by Speedco. For new tire manufacturers’ national accounts customers, the tire manufacturer sets the pricing for the new tire and Speedco earns a delivery commission.

(c)  Competition

Speedco is the only national on-highway network specializing in quick lubes and tire service for heavy-duty trucks. Speedco competitors in the quick lube and tire business are truck stop chains and other tire dealers, including Petro Stopping Centers and Travel Centers of America. Speedco’s tire competitors are other tire dealers that typically sell and service new and retread tires.

(d)  Sources of Supply

Speedco purchases oils from Shell Oil, Exxon Mobil, and Chevron and filters from Baldwin, CAT and Fleetguard. Speedco purchases new tires direct from new tire companies including Goodyear, Michelin and Yokohama. Bandag retreads are purchased from Bandag franchised dealers.

Regulations

The Transportation Recall Enhancement Accountability and Documentation Act (TREAD Act), including the rules adopted thereunder, applies to tire manufacturers, importers of tires and, with respect to certain provisions, to retread tire manufacturers. The National Highway Transportation Safety Administration, the federal agency that oversees certain aspects of the tire industry, has proposed and may propose additional rules under the TREAD Act that may affect retread tire manufacturers. There are numerous other federal and state safety and other regulations for motor vehicles and components, including tires and wheels.

Other Information

The Company conducts research and development of new products, primarily in the Traditional Business, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $7,063,000 in 2004, $7,238,000 in 2003, and $8,109,000 in 2002.

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

As of December 31, 2004, the Company had an estimated 3,384 employees.

Operating Segment and Geographic Area Information

Information concerning operating segment and geographic area information is incorporated by reference to “Operating Segment and Geographic Area Information” in Note 15 of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth the names and ages of all executive officers of the Company as of January 31, 2005, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his/her present office:

Name	Age	Period of Service with Company	Present Position or Office	Period in Present Office
Martin G. Carver*	56	25 Years	Chairman of the Board, Chief Executive Officer	23 Years
			and President
Timothy T. Chen	44	13 Years	Vice President, Innovation	2 Years
David W. Dahms	45	15 Years	Director, Treasury Services and Treasurer	10 Months
Dennis M. Fox	48	12 Years	Vice President, Manufacturing Design	10 Months
Warren W. Heidbreder	58	22 Years	Vice President, Chief Financial Officer and	8 Years
			Secretary
Frederico U. Kopittke	61	10 Years	Vice President, International	3 Years
John C. McErlane	51	19 Years	Vice President	3 Years
Jeffrey C. Pattison	49	19 Years	Vice President, People Services	1 Year
Janet R. Sichterman	45	22 Years	Vice President, North American Fleet Sales	3 Years
Andrew M. Sisler	50	17 Years	Vice President, North American Franchise Sales	3 Years
Michael A. Tirona	55	19 Years	Vice President and General Manager - Europe	3 Years
Charles W. Vesey	62	33 Years	Vice President and Corporate Controller	6 Years
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

Mr. Dahms joined Bandag in 1989. From 1989 through 1997, he held several positions with the Company. In March of 1997 he was promoted to Credit Manager of North American Sales. In January 1999 he was promoted to Manager, Corporate Credit and held that position until January 2004, when he was promoted to Director, Treasury Services. In March 2004 he was elected to his current position of Director, Treasury Services and Treasurer.

Mr. Fox joined Bandag in 1992. From 1992 to 1995 he was Plant Manager, Chino Manufacturing Plant. In 1995 he became Plant Manager, Abilene Manufacturing Plant. In 1999, he was promoted to Vice President, North American Manufacturing. In September 2001, he accepted the position of Vice President, People Services and held that position until January 2004, when he was promoted to the position of Vice President, Manufacturing Design. Mr Fox was elected to his current office of Vice President, Manufacturing Design in March 2004.

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

Mr. Pattison joined Bandag in 1986. From 1986 through 1990, he held several positions with the Company. In 1990, he was promoted to the position of Manager, Taxes. In April 1999, he was promoted to Manager, Corporate Accounting. In October 1999, he was promoted to Director, Treasury Services and Assistant Treasurer and served in that position until August 2002, when he was elected to the office of Vice President and Treasurer. In January 2004, Mr. Pattison transferred from the Treasury Services department to the People Services department and assumed the responsibilities of Vice President, People Services.

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

Available Information

The Company maintains a website at http://www.bandag.com. The Company makes available on the website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. In addition, (i) the Company’s Global Ethics Policy, (ii) its Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers, (iii) charters for the Audit, Nominating and Corporate Governance and the Management Continuity and Compensation Committees of the Company’s Board of Directors, and (iv) the Company’s corporate governance guidelines are available on the Company’s website and available in print upon written request directed to Warren Heidbreder, Secretary, 2905 N. Highway 61, Muscatine, IA 52761. The Company is not including the information contained on or available through its website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

Item 2.  PROPERTIES

Traditional Business

The general offices of the Company are located in a Company-owned 56,000 square foot office building in Muscatine, Iowa.

The tread rubber manufacturing plants of the Company are located to service principal markets. The Company owns nine plants. However, the Company only operates eight of these plants, three of which are located in the United States, and the remainder in Canada, Belgium, Brazil (two plants) and Mexico. The plants vary in size up to 194,000 square feet with the first plant being placed into production in 1959. All of the plants are owned in fee. Operations in one tread rubber manufacturing plant located in the United States were suspended in the fourth quarter of 1999 but the facility remains viable for general corporate purposes. Operations in the Chino, California plant were suspended in the first quarter of 2002. This facility was sold during the fourth quarter of 2004.

Retreading equipment is manufactured at Company-owned plants located in Muscatine, Iowa and Campinas, S.P., Brazil, of approximately 60,000 square feet and 10,000 square feet, respectively.

In addition, in Muscatine the Company owns a research and development center of approximately 58,400 square feet, an 83,000 square foot training and conference center, and another 26,000 square foot office facility. Similar training facilities are located in Brazil and Europe. The Company also owns a 26,000 square foot office and machining facility in Muscatine.

Also, the Company mixes rubber and produces cushion gum and envelopes at a Company-owned 168,000 square foot plant in Long Beach, California. The Company owns its European headquarters facility in Brussels, Belgium and a 129,000 square foot warehouse in Born, Netherlands.

TDS

TDS currently owns 11 and leases 44 facilities. Fourteen (14) contain space for TDS retread production and 41 contain space for commercial and retail operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, maintenance and various other items.

In the opinion of the Company, all of its and TDS’ properties are maintained in good operating condition and the production capacity of their plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

Speedco

Speedco currently owns 33 locations. Each location is sited on two or more acres visible from major interstates with easy access to those interstates. Each facility has a minimum of an 8,500 square foot building with three pitted service bays. In the opinion of the Company, all of its properties are maintained in good operating condition and are adequate for the near future.

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

Yolanda Jackson v. Michael Rouse, et al. and Audra Smith v. Bandag, Inc., et al.

Bandag has been named as one of numerous defendants in two wrongful death actions brought in the Circuit Court of Warren County, Mississippi: Yolanda Jackson v. Michael Rouse, et al. and Audra Smith v. Bandag, Inc., et al. These cases arise from an explosion or fire which occurred on May 17, 2002, at a rubber recycling plant in Mississippi, operated by Rouse Rubber Co., killing five employees and seriously injuring at least seven others. So far, Bandag has been named in only two of about six pending cases.

The plaintiffs claim that a rubber recycling machine was dangerously designed or maintained, causing the explosion. Plaintiffs allege that Bandag may be passively liable as a “joint venturer” with the employer, Rouse Rubber Co., an allegation which Bandag believes is without any basis. To Bandag’s knowledge, no investigation or discovery has been undertaken to date in the cases in which Bandag is involved and Bandag is not privy to discovery, if any, in the other cases. To date, Bandag’s own investigation has not revealed any evidence of negligence by Bandag, vicarious or otherwise.

These cases have been in legal limbo for two years while the parties have been fighting over the defendants’ attempt to remove them to federal court. Recently, Bandag was dismissed without prejudice from the Jackson case for tactical reasons, but Bandag is likely to be renamed in that case or joined in another case involving the same decedent.

Astec, the manufacturer of the dryer system that exploded, settled with the plaintiffs in apparently all cases for about $45 million. This settlement will apply as a credit to the remaining defendants.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information concerning cash dividends declared and market prices of the Company’s Common Stock and Class A Common Stock for the last three fiscal years is as follows:

	2004		% Change	2003		% Change	2002		% Change
Dividends Declared Per Share
First Quarter	$ 0.325			$ 0.320			$ 0.315
Second Quarter	0.325			0.320			0.315
Third Quarter	0.325			0.320			0.315
Fourth Quarter	0.330			0.325			0.320

Total Year	$ 1.305		1.6	$ 1.285		1.6	$ 1.265		2.8

Stock Price Comparison (1)	Low		High	Low		High	Low		High
Common Stock
First Quarter	$ 40.31	-	49.95	$ 28.45	-	39.72	$ 33.05	-	39.15
Second Quarter	38.32	-	51.30	31.28	-	39.28	27.80	-	39.98
Third Quarter	42.91	-	48.20	32.85	-	38.49	26.00	-	36.25
Fourth Quarter	43.22	-	50.83	33.60	-	42.97	28.12	-	42.01
Year-end Closing Price			49.81			41.20			38.68
Class A Common Stock
First Quarter	$ 39.86	-	47.71	$ 25.60	-	35.60	$ 27.90	-	33.40
Second Quarter	35.38	-	46.98	29.80	-	36.30	24.95	-	34.21
Third Quarter	39.60	-	43.68	30.19	-	35.50	23.00	-	31.10
Fourth Quarter	39.10	-	46.69	30.55	-	41.20	24.75	-	36.98
Year-end Closing Price			46.33			40.40			34.59

(1)	High and low composite prices in trading on the New York and Chicago Stock Exchanges (ticker symbol BDG for Common Stock and BDGA for Class A Common Stock).

The approximate number of record holders of the Company’s Common Stock as of January 31, 2005 was 1,652, the number of record holders of Class A Common Stock was 945 and the number of record holders of Class B Common Stock was 191. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

Issuer Purchases of Equity Securities(1)

October 1, 2004 - December 31, 2004	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
Common Stock
October 1 - October 31	--	--	--	--
November 1 - November 30	--	--	--	--
December 1 - December 31	455	$48.60	455	927,813

Total	455	$48.60	455	927,813	(1)(2)

Class A Common Stock
October 1 - October 31	7,500	$39.82	7,500	929,287
November 1 - November 30	--	--	--	--
December 1 - December 31	1,019	$45.21	1,019	927,813

Total	8,519	$40.47	8,519	927,813	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock, Class A Common Stock and/or Class B common Stock remaining to be purchased under the stock purchase program.

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth certain Selected Financial Data for the periods and as of the dates indicated:

	2004	2003 restated(4)	2002 restated(4)	2001 restated(4)	2000 restated(4)
(In thousands, except per share data)
Net sales	$854,193	$816,397	$900,503	$949,332	$973,938
Earnings before cumulative effect of
accounting change(1)(2)	66,880	60,200	50,053	43,434	59,935

Total assets(3)	$730,727	$657,287	$616,128	$731,959	$724,943
Long-term debt and other obligations	29,963	35,259	45,373	50,359	111,510
Earnings per share before cumulative
effect of accounting change
Basic	$3.47	$3.14	$2.53	$2.11	$2.90
Diluted	$3.39	$3.11	$2.52	$2.10	$2.88
Dividends Declared Per Share	$1.305	$1.285	$1.265	$1.230	$1.190

(1)	In 2001, includes charges of $3,400 pre-tax, $2,040 after-tax, related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs.

(2)	Includes goodwill amortization of $8,350 and $8,246 in 2001 and 2000, respectively. Goodwill amortization was discontinued in 2002 due to the adoption of SFAS 142.

(3)	The decrease in total assets in 2002 is primarily due to the $49,607 charge reported as a cumulative effect of accounting change, resulting from the adoption of SFAS No. 142. Refer to Note 9 of the consolidated financial statements for further details.

(4)	For an explanation of the restatement refer to Note 1 of the consolidated financial statements under the caption “Restatement”.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

OVERVIEW

        General

The Company has three reportable operating segments – its Traditional Business which manufactures and sells precured tread rubber, equipment and supplies for retreading tires, Tire Distribution Systems, Inc. (TDS) which sells and maintains retread tires and new tires to principally commercial and industrial customers and Speedco which provides quick-service truck lubrication and tire service through 33 company-owned on-highway locations in the United States.

Bandag and its licensees have 985 franchise locations worldwide, with 33% located in the United States and 67% internationally. The majority of Bandag’s franchisees are independent operators of full service tire distributorships and the remaining are owned by TDS. The Traditional Business revenues primarily come from the sale of retread material and equipment to its franchisees. TDS offers complete tire management services including the complete line of Bandag retreads, new tires (commercial, retail and off-the-road), alignment and 24-hour road service. Speedco provides quick-service truck lubrication and tire service.

Bandag anticipates strengthening Speedco’s success by adding more locations and tire capability while not compromising Speedco’s deserved reputation for convenient, quick, quality service. A major component of the expansion is to modify all existing locations and build new locations to include a Bandag designed and developed high-speed tire sales and service capability. All new locations will be built with a minimum of two high-speed tire lanes. The majority of the current locations will be modified to include two tire lanes with the exception of those locations where current sites are not large enough to add two lanes and the adjoining property is unavailable or cost prohibitive.

Approximately 32% of Bandag’s retread material sales in North America come from national account contracts with a variety of major fleets. The depth of the Company’s franchisee network combined with the quality of its products has allowed Bandag to build a significant national account business. Significant fleet revenue is important to Bandag’s franchisees who act with Bandag as subcontractors to deliver products, information and services to national fleet customers. Bandag’s franchise agreements require its franchisees to buy their precured retreading material and equipment from Bandag, which gives Bandag a secure revenue stream. Growth in revenue can be achieved by expanding the amount of services that can be provided to a fleet by Bandag and its franchisees while continuing to provide value-added retread products. Bandag also generates significant cash flow which has historically been used to reinvest in the business, make debt payments, pay dividends, repurchase stock and other corporate purposes.

Despite an aggressive push by competitors in the Unites States retread business, Bandag has retained its leading position. In addition to its leading presence in the United States, Bandag also has an important presence internationally in Europe, Canada, Mexico, Brazil, South Africa and Australia.

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

The pressure to reduce costs and still meet shipper demands requires fleets to focus on increasing revenue through better asset utilization. Fleets are looking for ways to reduce costs and to reduce the assets that are used to generate revenues. They are focusing, not just on reduction of downtime, but on better utilization of downtime that is mandated through regulation (e.g. when the truck is down due to regulated drive rest time, fleets will seek to use that time for vehicle maintenance). Fleets, particularly truckload carriers, will likely focus more on preventive maintenance and other services and products, such as those provided by Bandag, that can provide more reliable utilization of their assets.

        New Tire Retread Pricing and Profitability

The relationship between new tire pricing and retread unit pricing has been narrowing primarily due to retread unit prices increasing at a faster rate than new tires and lower-priced imported new tires entering the market. Generally, a decreasing new tire to retread price ratio will put downward pressure on retread pricing and tend to increase the use of relatively less expensive new tires instead of retreads. Increases in imports of low priced new tires and the movement of major new tire manufacturers to lower their costs by utilizing overseas production has exacerbated this situation. However, there still remains an inherent value in retreading to fleets that recognize the need for a well-managed tire program that combines quality new tires, retreads and tire management services to reduce operating costs.

        Acquisitions

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. In total, Bandag paid approximately $53,716,000, net of cash received, for its 87.5% interest and to assume and retire $20,079,000 of debt. The Company recorded $12,127,000 of goodwill and $12,800,000 of other intangible assets. Speedco generated unaudited revenues of approximately $46,000,000 and unaudited pre-tax income of approximately $4,800,000 in 2003. The Company reports Speedco as a separate segment.

On June 10, 2004, Speedco, Inc. acquired the assets of six licensed locations, which were owned and operated by PM Express, Inc. Speedco paid approximately $15,609,000, net of cash acquired, for these assets. The Company recorded $5,194,000 of goodwill. These locations generated unaudited revenues of approximately $10,800,000 and unaudited pre-tax income of approximately $400,000 in 2003.

During 2004, the Company’s TDS segment acquired seven commercial and retail outlets and two retread plants for $4,163,000.

        Sale of TDS Locations

Bandag’s TDS subsidiary sold or closed 21 locations during 2004, 44 locations during 2003 and 27 locations during 2002. The Company considers TDS to be essential in order to protect Bandag’s distribution where no independent Bandag franchise exists. Bandag will continue to divest TDS locations where an independent Bandag dealer is willing to buy the location and when it is a sensible decision for the Company to sell. Bandag will also continue to purchase locations for TDS if it is necessary to maintain Bandag’s distribution in an area. In currently unprofitable locations where TDS must operate to maintain Bandag’s presence to serve its fleet customers, the Company intends to continue to improve operational efficiencies to achieve profitability.

During 2004, the Company’s TDS segment sold 19 locations with a net carrying value of $18,496,000 for cash of $13,407,000 and assumed liabilities of $4,251,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes, minority interest and cumulative effect of accounting change of $838,000 which was recorded in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings. During 2004, TDS also closed two locations.

In conjunction with the divestiture of certain TDS locations in 2003, Bandag guaranteed a portion of third-party loans to a dealer. Bandag’s exposure under these guarantees is $2,463,000. The guarantees are secured by assets of the dealer. The remaining term of the guarantees is two years. The fair value of the guarantees, which was originally determined to be $600,000 and is currently valued at $317,000, is included in long-term debt and other obligations in the Company’s Consolidated Balance Sheet with an offsetting charge of $600,000 included in engineering, selling, administrative and other expenses on the Consolidated Statements of Earnings in 2003.

The divested and closed locations had net sales and loss before income taxes, minority interest and cumulative effect of accounting change as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net sales	$60,504	$115,592	$239,571
Loss before income taxes, minority interest
and cumulative effect of accounting change	$(606)	$(2,627)	$(4,396)

        Outsourcing Agreement

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

        Sale of South Africa Operations

Effective December 1, 2004, the Company sold the business of Bandag in South Africa. Due to the foreign operations reporting on a one month lag, this transaction will not be recorded until 2005. These operations represent less than 2% of net sales and total assets of the Company and contributed approximately $1,500,000 and $600,000 to pre-tax income in 2004 and 2003, respectively. The purchase price of approximately $3,500,000 consists of a cash payment of approximately $2,000,000 with the remainder to be paid in equal installments over five years. The actual payment in U.S. Dollars will depend on the currency fluctuations of the Euro and the South African Rand over the five year period. In relation to the installment payments, Bandag is considered the “Primary Beneficiary” under FASB Interpretation No. 46, revised December 2003 (FIN 46R), “Consolidation of Variable Interest Entities”. Under the guidance of FIN 46R Bandag will continue to consolidate the South African operations on its financial statements as long as Bandag is considered to be the Primary Beneficiary. Although determination of Bandag as the Primary Beneficiary could change based on changes in the capitalization of the South African operations, based on the current facts, Bandag would be considered the Primary Beneficiary until final payment has been made. As a result, Bandag must defer recognition of the expected net loss of approximately $14,000,000 to $17,000,000, or approximately $0.70 to $0.90 diluted earnings per share, until the earlier of final payment of the five year obligation, which is expected to be December 1, 2009, or until it is no longer considered the Primary Beneficiary within the meaning of FIN 46R. The expected loss may fluctuate over the five-year period depending on the stability of the Euro and the South African Rand. The expected loss is primarily due to the cumulative translation adjustment of approximately $14,000,000 that is recorded in the Bandag Consolidated Balance Sheet related to the South African operation. The expected loss will not affect Bandag’s cash flow, but rather will be an accounting entry which will reduce net earnings.

RESULTS OF OPERATIONS

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Speedco.

        Net Sales

Consolidated net sales in 2004 increased $37,796,000, or 5%, from 2003. This included $55,065,000 of net sales provided by Speedco and an increase of $20,223,000 due to the effect of translating foreign currency denominated net sales into U.S. dollars. These increases in consolidated net sales were offset by a $38,932,000 decrease in TDS net sales primarily as a result of the divestitures and closures in 2004 and 2003. The Company’s sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

        Other Income

Other income in 2004 includes a gain of approximately $6,000,000 due to the sale of assets.

        Gross Profit Margins

Consolidated gross profit margin for 2004 decreased 0.5 percentage points from 2003. Gross profit margin was negatively impacted by higher raw material costs in the Traditional Business.

        Operating and Other Expenses

Consolidated operating and other expenses increased $16,084,000, or 7%, from 2003. The increase in consolidated operating and other expenses was substantially impacted by $14,943,000 of expenses related to the Speedco operations in 2004 and a decrease in TDS operating and other expenses of $13,239,000 which primarily resulted from the divestitures and closures. Consolidated operating and other expenses were also negatively impacted by higher personnel costs and the higher translated value of the Euro, Brazilian Real and the South African Rand.

        Net Earnings

Consolidated earnings before income taxes, minority intererst and cumulative effect of accounting change increased $1,002,000, or 1%, from 2003. Consolidated net earnings in 2004 were $66,880,000, or $3.39 per diluted share, as compared to $60,200,000, or $3.11 per diluted share in 2003. Consolidated net earnings in 2004 includes $3,700,000, or $0.19 per diluted share, due to the sale of assets. Consolidated net earnings in 2004 were also favorably impacted by $7,200,000, or $0.37 per diluted share, for the resolution and reassessment of certain tax matters. Consolidated net earnings in 2003 included favorable tax adjustments of $3,000,000, or $0.15 per diluted share, due to the resolution of certain tax matters.

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

The table below depicts the breakout of North America’s retread product sales between TDS and independent dealers:

(in thousands)	Year Ended December 31,
Retread Product Sales	2004	2003	Increase (Decrease)
Sales to Independent Dealers	$355,305	$343,687	3.4%
Sales to TDS	24,253	31,341	–22.6%

Total Retread Product Sales	$379,558	$375,028	1.2%

Retread product sales to independent dealers were influenced by several factors, including increased sales to independent dealers that purchased TDS locations and the positive effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of approximately $4,021,000. Retread product sales for 2004 were negatively impacted by a decrease in volume of 1%, a portion of which is attributed to the loss of the Roadway business. The decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations. Net sales were positively impacted by an adjustment of approximately $1,445,000 related to a reassessment of dealer marketing program accruals. North America other sales decreased $11,004,000, which is primarily due to the loss of the Roadway business.

Higher raw material costs and lower volume primarily resulted in a 2.8 percentage point decrease in North America’s gross profit margin in 2004 as compared to 2003.

North American operating and other expenses in 2004 were $1,845,000, or 2% higher than 2003 expenses. North America operating and other expenses were negatively impacted by a $1,100,000 adjustment related to a reassessment of sales tax accruals. North America other income was positively impacted by a gain on sale of assets of approximately $6,000,000, which included a gain of $1,937,000 from the sale of certain assets of QDS and a gain of approximately $3,400,000 from the sale of the Chino, California facility. Lower gross profit margin and increased operating and other expenses primarily resulted in a decrease for North America of $5,995,000 in earnings before income taxes, minority interest and cumulative effect of accounting change for 2004 as compared to 2003.

        EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA increased $7,625,000, or 9%, from 2003, on a 5% decrease in volume. The increase in net sales is substantially due to the effect of translating foreign currency denominated net sales to U.S. dollars of approximately $10,960,000. Gross profit margin increased 1.7 percentage points from 2003, primarily due to price increases targeted to improve margins.

Operating and other expenses increased $4,662,000, or 17%, from 2003, primarily due to the higher translated value of the Euro and higher personnel related costs. Primarily as a result of higher operating expenses, partially offset by higher net sales and gross margin, EMEA recorded income before income taxes, minority interest and cumulative effect of accounting change of $2,789,000 in 2004 as compared to $3,442,000 in 2003.

        International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela and royalties from a licensee in Australia, are combined under one management group referred to internally as International. International net sales increased $12,199,000, or 13%, from 2003 on a 4% increase in volume. Net sales were positively impacted by approximately $5,242,000 due to the effect of translating foreign currency denominated net sales to U.S. dollars and by price increases in Brazil. Gross profit margin for 2004 decreased slightly from the prior year.

Operating and other expenses increased $2,506,000, or 12%, from 2003, primarily due to the higher translated value of the foreign Brazilian Real and the South African Rand. Primarily as a result of higher net sales, partially offset by higher operating and other expenses, earnings before income taxes, minority interest and cumulative effect of accounting change increased $1,784,000 in 2004 as compared to 2003.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales decreased $38,932,000, or 16%, as compared to 2003, primarily due to the divestitures and closures, throughout 2004 and 2003. These divested and closed locations had sales of approximately $60,504,000 and $115,592,000 for 2004 and 2003, respectively. TDS gross profit margin increased 0.4 percentage points from 2003.

Operating and other expenses decreased $13,239,000, or 21%, primarily due to the divestitures and closures partially offset by the loss on divestitures of $838,000. TDS recorded earnings before income taxes, minority interest and cumulative effect of accounting change of $1,506,000 in 2004 as compared to a loss, on the same basis, of $3,017,000 in 2003.

See “OVERVIEW – Sale of TDS locations” hereunder for a discussion of the sale of TDS locations in 2004.

SPEEDCO, INC.

Speedco, which was acquired February 13, 2004, and its six licensees which were acquired June 10, 2004, had net sales for 2004 of $55,065,000. Speedco recorded earnings before income taxes, minority interest and cumulative effect of accounting change of $6,249,000 for 2004.

OTHER

The Company’s Other segment consists of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses were negatively impacted by increased professional fees and personnel related costs and the higher translated value of the Euro, Brazilian Real and South African Rand.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

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

        Net Earnings

Consolidated earnings before income taxes and cumulative effect of accounting change increased $12,382,000, or 17%, from 2002. Consolidated net earnings in 2003 were $60,200,000, or $3.11 per diluted share, as compared to $446,000, or $0.02 per diluted share in 2002. A cumulative effect of accounting change of $49,607,000 net of income tax, or $2.50 per diluted share, was recorded in 2002 in accordance with SFAS 142, “Goodwill and Other Intangible Assets” to recognize impairment of goodwill, substantially all of which related to TDS.

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

The table below depicts the breakout of North America’s retread product sales between TDS and independent dealers:

(in thousands)	Year Ended December 31,
Retread Product Sales	2003	2002	Increase (Decrease)
Sales to Independent Dealers	$343,687	$330,474	4.0%
Sales to TDS	31,341	49,841	–37.1%

Total Retread Product Sales	$375,028	$380,315	–1.4%

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

North American operating and other expenses in 2003 were $4,138,000, or 4% higher than 2002 expenses, primarily due to $5,800,000 of increased pension expense offset by the absence of approximately $2,500,000 in expense related to converting SystemBandag users to the RoadWare™ software system which was recorded in 2002. Lower gross profit margin and increased operating and other expenses primarily resulted in a decrease for North America of $16,727,000 in earnings before income taxes, minority interest and cumulative effect of accounting change for 2003 as compared to 2002.

        EMEA

Net sales in EMEA increased $15,888,000, or 24%, from 2002, including a $13,474,000 increase due to the effect of translating foreign currency denominated net sales to U.S. dollars and a 3% increase in volume. Gross profit margin increased 4.7 percentage points from 2002, primarily due to the absence of approximately $3,000,000 of restructuring charges recorded in 2002.

Operating and other expenses increased $3,550,000, or 15%, from 2002, primarily due to the higher translated value of the Euro and higher expenses related to securing new fleet contracts. Primarily as a result of higher net sales and gross margin, partially offset by higher operating and other expenses, EMEA recorded income before income taxes, minority interest and cumulative effect of accounting change of $3,442,000 as compared to a loss in 2002 of $1,429,000 on the same basis.

        International

International net sales increased $5,553,000, or 6%, from 2002 primarily due to price increases in Brazil and South Africa, partially offset by an 8% decrease in volume. Gross profit margin decreased 2.4 percentage points from 2002 due mainly to higher raw material costs, partially offset by price increases.

Operating and other expenses decreased $5,909,000, or 22%, from 2002, primarily due to the absence of $2,700,000 related to impairment charges recorded in 2002. Primarily as a result of higher net sales and lower operating and other expenses, earnings before income taxes, minority interest and cumulative effect of accounting change increased $6,060,000 in 2003 as compared to 2002.

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

OTHER

Other expenses for 2002 included expenses related to the Company’s litigation with Michelin in the amounts of $10,700,000. Interest expense decreased by $4,454,000 in 2003 as a result of the Company paying approximately $66,000,000 of debt in December 2002.

IMPACT OF INFLATION AND CHANGING PRICES

Historically, it has generally been the Company’s practice to adjust its selling prices and sales allowances to reflect changes in production and raw material costs in order to maintain its gross profit margin. To soften the impact of higher raw material costs caused by increases in oil prices the Company increased selling prices in the United States and Canada effective December 1, 2004 and increased selling prices in some foreign locations during the year. The Company may continue to increase prices if raw material costs rise further; however, due to competitive pressure and the decreasing difference between the price on a Bandag retread and a substitute new tire, the Company believes its ability to continue to pass on such increases may be diminished. The ability of the Company to raise prices does not eliminate its exposure to pricing risks on its fleet contract business due to the terms of the agreements.

Replacement of fixed assets requires a greater investment than the original asset cost due to the impact of general price level increases over the useful lives of plant and equipment. This increased capital investment would result in higher depreciation charges affecting both inventories and cost of products sold.

FINANCIAL CONDITION

        Liquidity and Capital Resources

As of December 31, 2004, the Company had cash and cash equivalents of $202,761,000 as compared to $189,976,000 at December 31, 2003. The sale of tire and wheel assets discussed under “OVERVIEW – Outsourcing Agreement” contributed $34,023,000 to cash and cash equivalents for 2004. Cash and cash equivalents was negatively impacted by the Company’s use of cash for the acquisition of Speedco on February 13, 2004 and the acquisition of the six licensees from PM Express on June 10, 2004. The Company’s ratio of total current assets to total current liabilities was 3.1 to 1 at December 31, 2004 with current assets exceeding current liabilities by $328,062,000. The Company believes it has an adequate cash balance for future cash needs.

Net cash provided by operating activities for the twelve months ended December 31, 2004 was $95,085,000, primarily due to net earnings and depreciation. The only changes in working capital requirements are for normal business growth.

The Company typically funds its capital expenditures from operating cash flows. During 2004, the Company spent $45,150,000 for capital expenditures as compared to $17,563,000 in 2003. The Company anticipates capital expenditures of $55,000,000 to $70,000,000 in 2005. The increase in capital expenditures in 2004 and 2005 is primarily due to expenditures made and to be made by Speedco for new facilities and expansion of existing facilities.

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. In total, Bandag paid $53,716,000 for its 87.5% interest and to assume and retire $20,079,000 of debt. On June 10, 2004, Speedco, Inc. acquired the assets of six licensed locations, which were owned and operated by PM Express, Inc. Speedco paid $15,609,000 for these assets. During 2004, the Company sold 19 TDS locations for cash proceeds of $13,407,000.

The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company’s maturities of investments exceeded purchases by $10,808,000 during 2004, resulting in no investments with an original maturity date of over 90 days at December 31, 2004.

As of December 31, 2004, the Company had available uncommitted and committed lines of credit totaling $72,335,000 in the United States for working capital purposes. Also, the Company’s foreign subsidiaries had approximately $35,748,000 in credit and overdraft facilities available to them. From time to time during 2004, the Company borrowed funds to supplement operational cash flow needs or to settle intercompany transactions. The Company’s long-term liabilities totaled $29,963,000 at December 31, 2004, which is approximately 5% of the combined total of long-term liabilities and shareholders’ equity; and is a decrease of $5,296,000 from December 31, 2003.

During the year, the Company paid $7,368,000 on short-term notes payable and long-term obligations compared to $7,066,000 in 2003.

Cash dividends totaled $25,164,000 in 2004 compared to $24,595,000 in 2003. Cash dividends per share declared were $1.305 in 2004 compared to $1.285 in 2003.

On June 19, 2002, the Company purchased 1,114,746 shares of Bandag Class B Common Stock and 418,371 shares of Bandag Class A Common Stock from Lucille A. Carver, widow of the Company’s founder, for approximately $40,184,000.

OFF BALANCE SHEET ARRANGEMENTS

In conjunction with the divestiture of certain TDS locations in 2003, the Company guaranteed a portion of third-party loans to a dealer. Bandag’s exposure under these guarantees is $2,463,000. The guarantees are secured by assets of the dealer. The remaining term of the guarantees is two years.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Following is a summary of the Company’s commitments as of December 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2005	2006-2007	2008-2009	After 2009
Long-term debt	$17,143	$5,714	$11,429	$--	$--
Interest on long-term debt	2,901	1,389	1,353	139	20
Operating leases	52,767	9,433	14,470	7,430	21,434
Purchase commitments	143,584	143,584	--	--	--
Pension(1)	6,951	993	1,986	1,986	1,986
Post retirement medical liability(1)	8,477	498	1,080	1,050	5,849
DMR commitments(2)	6,025	2,025	2,000	2,000	--
Other obligations	22,188	11,633	5,319	1,530	3,706

Total contractual obligations	$260,036	$175,269	$37,637	$14,135	$32,995

	Total	Amount of Commitments Expiration Per Period
Other Commercial Commitments	Amounts Committed	2005	2006- 2007	2008- 2009	After 2009
Standby Letters of Credit(3)	$19,579	$19,579	$--	$--	$--

(1)	Future pension contributions are expected to approximate 2005 estimates of $993. Post retirement medical contributions are expected to approximate 2005 estimates of $498.
(2)	The Company has entered into various agreements with certain customers and is obligated to reimburse those customers an amount based on an increase in sales volume. The actual payments will range from $0 to the total obligated amounts.
(3)	Standby letters of credit are provided to the Company’s insurance administrators to cover costs associated with self insurance liabilities.

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

        Foreign Currency Exposure

Foreign currency exposures arising from cash flow transactions include firm commitments and anticipatory transactions. Translation exposure is also part of the overall foreign exchange risk. The Company’s exposure to foreign currency risks exists primarily with the Brazilian real, Canadian dollar, Mexican peso, Japanese yen and European Union euro. The Company regularly enters into foreign currency contracts primarily using foreign exchange forward contracts and options to manage the foreign currency risks associated with most of its firm commitment exposures. The Company also employs foreign exchange forward contracts as well as option contracts to manage the foreign currency risks associated with approximately 40% — 60% of its anticipated future cash flow transactions within the coming twelve months. The notional amount of these contracts at December 31, 2004 and 2003 were $4,293,000 and $5,286,000, respectively. The Company also limits its exposure to foreign currency fluctuations by entering into offsetting asset or liability positions and by establishing and monitoring limits on unmatched positions. The Company’s pre-tax earnings from foreign subsidiaries and affiliates translated into U.S. dollars using a weighted-average exchange rate was $16,946,000 and $18,046,000 for the years ending December 31, 2004 and 2003, respectively. On that basis, the potential loss in the value of the Company’s pre-tax earnings from foreign subsidiaries resulting from a hypothetical 10% adverse change in foreign currency exchange rates would have been $1,540,000 in 2004 and $1,659,000 in 2003.

The Company also has foreign currency exposure arising from the translation of the Company’s net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the European euro, Brazilian real, Mexican peso, Canadian dollar and South African rand. A 10% change in foreign currency exchange rates from balance sheet date levels would have impacted the Company’s net foreign investments by $10,744,000 and $10,651,000 at December 31, 2004 and 2003, respectively.

        Interest Rate Exposure

In order to mitigate the impact of fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long-term basis. At December 31, 2004 and 2003, the Company had outstanding debt of $17,143,000 and $22,857,000, respectively. At December 31, 2004 and 2003, the fair value of the Company’s debt was $17,734,000 and $23,809,000, respectively. In addition, at December 31, 2004 and 2003, the fair value of securities held for investment was $148,727,000 and $97,958,000, respectively. The fair value of the Company’s total long-term debt and its securities held for investment would not be materially affected by a hypothetical 10% adverse change in interest rates. Therefore, the effects of interest rate changes on the fair value of the Company’s financial instruments are limited. Securities held for investment primarily consist of obligations of states and political subdivisions of a short-term nature.

        Commodities Exposure

Due to the nature of its business, the Company procures almost all of its synthetic rubber, which is the predominant raw material used in manufacturing tire tread, at quarterly fixed rates using contracts with the Company’s main suppliers. Historically, the Company increases its selling prices and sales allowances to reflect significant changes in commodity costs; however, due to competitive pressures and the decreasing difference between the price on a Bandag retread and a substitute new tire, the Company believes its ability to continue to pass on such increases may be diminished. To soften the impact of higher raw material costs caused by increases in oil prices, the Company increased selling prices in the United States and Canada effective December 1, 2004 and increased selling prices in some foreign locations during the year. Therefore, the Company’s exposure is limited to the extent selling price increases fail to offset increases in commodity costs. The ability of the Company to raise prices does not eliminate its exposure to pricing risks on its fleet contract business due to the terms of the related agreements.

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

A significant percentage of the Company’s global accounts receivable are obligations of franchisees. The majority of these accounts receivable are extended within North America. However, Bandag competes in the global marketplace and credit is also extended outside of the United States. Bandag continuously monitors political, social and economic risks to insure sound credit decisions are made within these foreign markets.

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

        Goodwill and Trade Name Asset Valuation

The Company reviews the carrying value of goodwill and trade name assets annually utilizing discounted cash flow models. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit’s goodwill and trade name assets’ fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and trade name assets that totaled $30,821,000 at December 31, 2004. However, the current fair values of the Company’s reporting unit’s goodwill and trade name assets are in excess of carrying values, and accordingly management believes that only significant changes in cash flow assumptions would result in impairment.

        Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary timing differences between the tax and financial statement basis of assets and liabilities. At December 31, 2004, the Company had net deferred tax assets of $27,838,000. This balance consists of approximately $33,350,000 of net deferred tax assets primarily related to the timing of income and deductions for tax versus books, and $5,512,000 of net deferred tax liabilities primarily related to the unremitted earnings of foreign subsidiaries. Deferred taxes on the unremitted earnings of foreign subsidiaries are provided under the assumption that all profits of the foreign subsidiaries will be repatriated to the United States and all foreign taxes paid will be available to offset United States taxes. In addition, any deferred tax asset is reviewed annually to determine the probability of realizing the asset. If it is determined unlikely that the asset will be fully realized in the future, a valuation allowance is established against the asset. Refer to Note 12 of the consolidated financial statements for further details.

The Company believes it has a reasonable basis in the tax law for all of the positions it takes on the various federal, state and foreign tax returns it files. However, in recognition of the fact that various taxing authorities may not agree with the Company’s position on certain issues, that the cost of litigation in maintaining the positions that the Company has taken on various issues might be significant, and that the taxing authorities may prevail in their attempts to overturn such possibilities, the Company maintains tax reserves. These reserves, the potential issues they are intended to cover, as well as their adequacy to do so, are reviewed both internally and with outside tax professionals on a regular and frequent basis. Periodic adjustments are made to such reserves to reflect the lapsing of statutes of limitations, closings of ongoing examinations or commencement of new examinations, and changes in tax law or interpretations of tax law.

The Company has completed a preliminary analysis of the repatriation provisions provided by the American Jobs Creation Act (the Act) that was signed into law on October 22, 2004. The Act created a special one-time tax deduction relating to the repatriation of certain foreign earnings during either 2004 or 2005. It was determined that the Act provided no benefit to the Company for any foreign earnings repatriated during the year ended December 31, 2004 and therefore no amounts have been recognized in the financial statements under the repatriation provision. Analysis is not yet complete for amounts that may be repatriated during the year ended December 31, 2005.

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

Under the DMR Program, the Company provides financial assistance primarily in the form of DMR promissory notes from the dealer to Bandag. The proceeds from the promissory notes can only be used by the dealer toward the acquisition of equipment (including equipment sold by the Company), service vehicles, facility expansions and other items aligned with Company goals. The notes have a term of up to five years. However, if the dealer achieves a business objective, typically purchasing a specified amount of tread rubber each year, then the Company forgives either part or all of the principal and interest for that year. The Company records a reduction in sales for the costs of the program as financial assistance is provided. The DMR reserve at December 31, 2004, 2003 and 2002 was $14,189,000, $15,529,000 and $18,927,000, respectively. In 2004, 2003 and 2002, DMR costs of $7,830,000, $4,905,000 and $8,628,000, respectively, were recorded as a reduction of sales. For those DMR agreements that do not include notes, the Company records expense and a corresponding liability, or discloses such agreements in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

An important element in determining the Company’s pension income or expense in accordance with SFAS No. 87 is the expected return on assets. The Company’s long-term rate of return assumption for its United States plans remains 7.0% as of December 31, 2004. This assumption is based on expected marginal returns in the equity markets. The Company has historically had returns in excess of 7.0%; however; the Company has experienced losses in two of the last five years. The Company believes the assumption of future returns is reasonable.

Each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments. The discount rate for December 31, 2004 was 5.75%.

For the years ended December 31, 2004 and 2003, the Company recognized consolidated pre-tax pension expense of $3,976,000 and $4,670,000, respectively. The Company estimates pension expense will be approximately $4,600,000 for 2005. Refer to Note 17 of the consolidated financial statements for further details.

A 50 basis point increase in the assumed discount rate would have changed pension and other postretirement benefit obligations by approximately $9,097,000 at December 31, 2004, and changed pension and postretirement benefit costs by approximately $857,000. A 50 basis point decrease in the assumed discount rate would have changed pension and other postretirement benefit obligations by approximately $10,216,000 at December 31, 2004, and changed pension and postretirement benefit costs by approximately $937,000. A 50 basis point increase or decrease in the assumed expected long-term rate of return on plan assets would have changed pension costs by approximately $478,000 for 2004.

NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 125, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005 and early adoption is permitted in periods in which financial statements have not yet been issued.

The Company adopted the fair-value-based method of accounting for share-based payments in 1999 using the “modified prospective method” described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company does not anticipate that adoption of SFAS No. 123(R) will have a material impact on its results of operations or its financial position. However, SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,094,000, $149,000, and $57,000 in 2004, 2003 and 2002, respectively.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Operations and Financial Condition,” which is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Management	30
Report of Independent Registered Public Accounting Firm - Internal Control
Over Financial Reporting	31
Report of Independent Registered Public Accounting Firm - Consolidated
Financial Statements	32
Consolidated Balance Sheets as of December 31, 2004 and 2003	33
Consolidated Statements of Earnings for the years ended December 31,
2004, 2003 and 2002	35
Consolidated Statements of Cash Flows for the years ended December 31,
2004, 2003 and 2002	36
Consolidated Statements of Changes in Shareholders' Equity for the years ended
December 31, 2004, 2003 and 2002	37
Notes to Consolidated Financial Statements	39

Report of Management

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.

We are also responsible for establishing and maintaining adequate internal controls over financial reporting. We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

Our control environment is the foundation for our system of internal controls over financial reporting and is embodied in our Business Ethics Policy. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal controls over financial reporting are supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management, the internal auditors and the independent auditors to review and discuss internal controls over financial reporting and accounting and financial reporting matters. The independent auditors and internal auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2004.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

Bandag, Incorporated
/s/ Martin G. Carver	/s/ Warren W. Heidbreder
Martin G. Carver	Warren W. Heidbreder
Chairman of the Board,	Vice President, Chief Financial
Chief Executive Officer and President	Officer (Principal Financial Officer)
(Principal Executive Officer)
/s/ Charles W. Vesey
Charles W. Vesey
Corporate Controller
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Bandag, Incorporated

We have audited management’s assessment, included in the accompanying Report of Management, that Bandag, Incorporated maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bandag, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bandag, Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bandag, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bandag, Incorporated as of December 31, 2004 and, as restated, 2003, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2004 and, as restated, 2003 and 2002, and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Chicago, Illinois

February 28, 2005

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Bandag, Incorporated

We have audited the accompanying consolidated balance sheets of Bandag, Incorporated as of December 31, 2004 and, as restated, 2003, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity for the years ended December 31, 2004 and, as restated, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated at December 31, 2004 and, and restated, 2003, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2004 and, as restated, 2003 and 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bandag Incorporated’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois

February 28, 2005

Bandag, Incorporated
Consolidated Balance Sheets

	December 31
In thousands	2004	2003 restated
Assets
Current Assets
Cash and cash equivalents	$202,761	$189,976
Investments - Note 7	--	10,808
Accounts receivable, less allowance
(2004 - $14,734; 2003 - $16,350)	157,809	156,894
Inventories:
Finished products	55,056	50,112
Material and work in process	14,836	12,653

	69,892	62,765
Deferred income tax assets - Note 12	35,340	32,484
Tire and wheel assets - Note 6	--	31,700
Prepaid expenses and other current assets	20,453	14,549

Total Current Assets	486,255	499,176
Property, Plant and Equipment, on the basis of cost:
Land	20,935	8,203
Buildings and improvements	147,613	107,642
Machinery and equipment	353,452	345,933
Construction and equipment installation in progress	12,008	4,216

	534,008	465,994
Less allowances for depreciation and amortization	(363,990)	(358,019)

	170,018	107,975
Goodwill	18,421	--
Intangible assets, less accumulated amortization
(2004 - $2,780; 2003 - $8,856)	16,813	2,936
Deferred income tax asset - Note 12	--	2,753
Other assets	39,220	44,447

Total Assets	$730,727	$657,287

See notes to consolidated financial statements.

Bandag, Incorporated

Consolidated Balance Sheets (continued)

	December 31
In thousands	2004	2003 restated
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$33,138	$25,710
Accrued employee compensation and benefits	38,412	36,978
Accrued marketing expenses	28,288	31,845
Other accrued expenses	31,462	22,202
Dividends payable	6,418	6,260
Income taxes payable	2,995	14,946
Short-term notes payable and current portion of other obligations	17,845	10,252

Total Current Liabilities	158,558	148,193
Long-term debt and other obligations - Note 8	29,963	35,259
Deferred income tax liabilities	7,502	--
Minority interest	2,417	--
Shareholders' Equity - Note 16
Common Stock; $1.00 par value; authorized 21,500,000 shares;
Issued and outstanding - 9,117,212 shares in 2004; 9,099,745 shares in 2003	9,117	9,100
Class A Common Stock; $1.00 par value; authorized 50,000,000 shares;
Issued and outstanding - 9,416,058 shares in 2004; 9,249,756 shares in 2003	9,416	9,250
Class B Common Stock; $1.00 par value; authorized 8,500,000 shares;
Issued and outstanding - 918,591 shares in 2004, 918,688 shares in 2003	919	919
Additional paid-in capital	29,334	17,903
Retained earnings	513,152	474,257
Accumulated other comprehensive loss:
Minimum pension liability	(495)	(601)
Foreign currency translation adjustment	(29,156)	(36,993)

	(29,651)	(37,594)

Total Shareholders' Equity	532,287	473,835

Total Liabilities and Shareholders' Equity	$730,727	$657,287

See notes to consolidated financial statements.

Bandag, Incorporated

Consolidated Statements of Earnings

	Year Ended December 31
In thousands, except per share data	2004	2003	2002 restated
Income
Net sales	$854,193	$816,397	$900,503
Other	13,760	6,954	6,426

	867,953	823,351	906,929
Cost and Expenses
Cost of products sold	536,116	508,139	563,689
Engineering, selling, administrative and other expenses	249,828	233,744	269,889

	785,944	741,883	833,578
Income from Operations	82,009	81,468	73,351
Interest income	4,883	4,835	5,024
Interest expense	(1,990)	(2,403)	(6,857)

Earnings Before Income Taxes, Minority Interest and
Cumulative Effect of Accounting Change	84,902	83,900	71,518
Income taxes - Note 12	17,648	23,700	21,465
Minority interest	374	--	--

Earnings Before Cumulative Effect of Accounting Change	66,880	60,200	50,053
Cumulative effect of accounting change (net of income tax benefit of $3,704)	--	--	(49,607)

Net Earnings	$66,880	$60,200	$446

Net Earnings Per Share - Note 13
Basic earnings per share
Earnings before cumulative effect of accounting change	$3.47	$3.14	$2.53
Cumulative effect of accounting change	--	--	(2.51)

Net Earnings	$3.47	$3.14	$0.02

Diluted earnings per share
Earnings before cumulative effect of accounting change	$3.39	$3.11	$2.52
Cumulative effect of accounting change	--	--	(2.50)

Net Earnings	$3.39	$3.11	$0.02

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31
In thousands	2004	2003	2002 restated
Operating Activities
Net earnings	$66,880	$60,200	$446
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Cumulative effect of accounting change	--	--	53,311
Provision for depreciation	27,182	26,229	31,208
Change in deferred income taxes	(89)	1,558	(9,239)
Stock compensation expense, net of forfeitures	2,656	1,725	1,051
Other	4,325	401	5,422
Change in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable	7,426	2,843	20,049
Inventories	(6,304)	(3,657)	15,797
Prepaid expenses and other accrued expenses	(9,994)	2,657	(4,136)
Other assets	--	(4,887)	(3,964)
Accounts payable and other accrued expenses	15,705	(3,979)	15,966
Income taxes payable	(12,702)	(4,968)	4,499

Net Cash Provided by Operating Activities	95,085	78,122	130,410
Investing Activities
Additions to property, plant and equipment	(45,150)	(17,563)	(17,938)
Proceeds from dispositions of property, plant and equipment	5,920	1,298	3,137
Purchases of investments	(12,501)	(25,012)	(12,263)
Maturities of investments	23,309	28,465	8,696
Payments for acquisitions of businesses	(73,488)	--	(1,951)
Proceeds from divestitures of businesses	15,255	21,315	6,604
Proceeds from sale of tire and wheel assets	34,023	--	--

Net Cash Provided by (Used in) Investing Activities	(52,632)	8,503	(13,715)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(7,368)	(7,066)	(67,979)
Cash dividends	(25,164)	(24,595)	(25,550)
Purchases of Common, Class A and Class B Stock	(2,844)	(238)	(40,334)
Stock Options Exercised	4,154	1,300	937

Net Cash Used in Financing Activities	(31,222)	(30,599)	(132,926)
Effect of exchange rate changes on cash and cash equivalents	1,554	4,538	18

Increase (Decrease) in Cash and Cash Equivalents	12,785	60,564	(16,213)
Cash and cash equivalents at beginning of year	189,976	129,412	145,625

Cash and Cash Equivalents at End of Year	$202,761	$189,976	$129,412

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

In thousands, except share data	Common Stock Issued and Outstanding		Class A Common Stock Issued and Outstanding		Class B Common Stock Issued and Outstanding		Additional Paid-In	Retained	Accumulated Other Compre- hensive	Compre- hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income
Balance at December 31, 2001								$502,517
Restatement - Note 1								(895)

Balance at January 1, 2002 restated	9,079,093	$9,079	9,525,514	$9,525	2,037,370	$2,037	$11,399	$501,622	$(45,561)
Net earnings for the year								446		$446
Other comprehensive income,
net of tax - adjustment for
foreign currency translation									(4,283)	(4,283)

Comprehensive loss for the
year										$(3,837)

Cash dividends - $1.265 per
share								(25,177)

Conversion of Class B Common
Stock to Common Stock - Note 16	639				(639)

Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 16	(1,265)	(1)	(1,265)	(1)			(82)
Class A Common Stock issued
under Stock Award Plan -
Note 16			1,782	2			12
Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 17	2,454	2	2,454	2			156
Purchases of Common Stock,
Class A Common Stock and
Class B Common Stock	(2,123)	(1)	(420,898)	(420)	(1,114,746)	(1,115)	(916)	(37,882)
Stock options exercised under
Stock Award Plan - Note 16			43,380	43			894
Stock option expense							1,571

Balance at December 31, 2002	9,078,798	$9,079	9,150,967	$9,151	921,985	$922	$13,034	$439,009	$(49,844)
Net earnings for the year								60,200		$60,200
Other comprehensive income,
net of tax - adjustment for
foreign currency translation									12,851	12,851
Other comprehensive income,
net of tax - adjustment for
minimum pension liability									(601)	(601)

Comprehensive income for the year										$72,450

Cash dividends - $1.285 per
share								(24,726)
Conversion of Class B Common
Stock to Common Stock - Note 16	3,297	3			(3,297)	(3)
Class A Common Stock issued
under Stock Award Plan -
Note 16			21,400	21			171
Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 17	20,814	21	23,140	23			1,251
Purchases of Common Stock and
Class A Common Stock	(3,164)	(3)	(3,491)	(3)			(6)	(226)
Stock options exercised under
Stock Award Plan - Note 16			57,740	58			1,243
Stock option expense							2,210

Balance at December 31, 2003	9,099,745	$9,100	9,249,756	$9,250	918,688	$919	$17,903	$474,257	$(37,594)

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (continued)

In thousands, except share data	Common Stock Issued and Outstanding		Class A Common Stock Issued and Outstanding		Class B Common Stock Issued and Outstanding		Additional Paid-In	Retained	Accumulated Other Compre- hensive	Compre- hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income
Balance at December 31, 2003	9,099,745	$9,100	9,249,756	$9,250	918,688	$919	$17,903	$474,257	$(37,594)
Net earnings for the year								66,880		$66,880
Other comprehensive income, -
adjustment for foreign
currency translation									7,837	7,837
Other comprehensive income,
net of tax - adjustment for
minimum pension liability									106	106

Comprehensive income for the
year										$74,823

Cash dividends - $1.305 per share								(25,322)
Conversion of Class B Common
Stock to Common Stock - Note 16	97				(97)
Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 16	(950)	(1)	(950)	(1)			(66)
Forfeitures of Class A Common
Stock under Stock Award
Plan - Note 16			(149)				(1)
Class A Common Stock issued
under Stock Award Plan,
including tax benefit of
$295 - Note 16			47,378	47			930
Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 17	21,319	21	21,773	22			1,945
Restricted Stock Units and
Stock Appreciation Rights
issued under Stock Grant
& Awards Plan - Note 16							36
Purchases of Common Stock and
Class A Common Stock	(2,999)	(3)	(71,766)	(72)			(105)	(2,663)
Stock options exercised under
Stock Award Plan,
including tax benefit of
$799 - Note 16			170,016	170			6,051
Stock option expense							2,641

Balance at December 31, 2004	9,117,212	$9,117	9,416,058	$9,416	918,591	$919	$29,334	$513,152	$(29,651)

See notes to consolidated financial statements.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts and transactions of all subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign subsidiaries outside North America have November 30 fiscal year-ends to facilitate inclusion of their financial statements in the December 31 consolidated financial statements.

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

Deferred Taxes:

Deferred taxes on the unremitted earnings of foreign subsidiaries are provided under the assumption that all profits of the foreign subsidiaries will be repatriated to the United States and all foreign taxes paid will be available to offset United States taxes. In addition, any deferred tax asset is reviewed annually to determine the probability of realizing the asset. If it is determined unlikely that the asset will be fully realized in the future, a valuation allowance is established against the asset. Refer to Note 12 of the consolidated financial statements for further details.

Inventories:

Inventories are valued at the lower of cost or market. Inventories held by the Traditional Business segment consist mainly of synthetic rubber, natural rubber and material and equipment used to retread tires. These inventories are accounted for under the last in, first out (LIFO) method, except for those inventories carried by the Brazil and Mexico operations which are accounted for under the first in, first out (FIFO) method.

Inventories held by the TDS segment consist primarily of new and retreaded tires. New tires represent approximately 63% of the total TDS inventory with retread tires comprising a majority of the difference. Inventories held by the Speedco segment consist primarily of lubricants and supplies. The TDS and Speedco inventories are accounted for under the FIFO method. The FIFO method is commonly used within the retail tire industry and Management believes the use of FIFO allows better comparability to other businesses in the industry.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Approximately 58% and 52% of year-end inventory amounts at December 31, 2004 and 2003, respectively, were determined by the LIFO method. The remainder of year-end inventory amounts are determined by the FIFO method.

The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $20,891,000 and $19,694,000 at December 31, 2004 and 2003, respectively.

During 2004, 2003, and 2002, inventory quantities were reduced which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of goods sold approximately $1,766,000, $1,300,000, and $3,800,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Property, Plant, and Equipment:

Provisions for depreciation of plant and equipment is computed using straight-line and declining-balance methods, over the following estimated useful lives:

Buildings	5 to 50 years
Building Improvements	3 to 40 years
Machinery and Equipment	3 to 15 years

Depreciation expense approximated $27,182,000, $26,229,000, and $31,208,000 in 2004, 2003, and 2002, respectively.

Goodwill and Other Intangible Assets:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment using the discounted cash flow method. Separable intangible assets that have finite useful lives are amortized over their useful lives using the straight-line method over 3 to 5 years. An impaired intangible asset would be written down to fair value, using the discounted cash flow method. Intangible amortization expense approximated $1,018,000, $950,000, and $1,125,000 in 2004, 2003, and 2002, respectively. Amortization expense is estimated to be $839,000, $665,000, $84,000, $5,000 and $5,000 for the years 2005, 2006, 2007, 2008 and 2009, respectively.

Foreign Currency Translation:

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and items of income and expense are translated at the average exchange rate for the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary and translation adjustments in countries with highly inflationary economies or in which operations are directly and integrally linked to the Company’s United States operations are included in income. Net foreign exchange losses, which are included in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings, were $1,381,000, $1,750,000, and $1,102,000 in 2004, 2003, and 2002, respectively.

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

Research and Development:

Expenditures for research and development, which are expensed as incurred, approximated $7,063,000, $7,238,000, and $8,109,000 in 2004, 2003, and 2002, respectively.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Advertising:

The Company expenses all advertising costs in the year incurred. Advertising expense was $3,668,000, $3,809,000, and $5,146,000 in 2004, 2003, and 2002, respectively.

Revenue Recognition:

Sales of tread rubber, equipment, new tires and retread tires and other tire related products are recorded when title and all risk of ownership are transferred to the dealer or customer upon receipt of goods at the dealer or customer’s place of business. Service revenue is recognized upon completion of the service. Revenue related to the Company’s tire management outsourcing services is recognized on a per mile basis determined on the number of tire miles traveled by the customers’ truck fleets in the month of usage. Revenue related to the sale of computer hardware or software is recognized when it has been installed for the customer.

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

Under the DMR Program, the Company provides financial assistance primarily in the form of DMR promissory notes from the dealer to Bandag. The proceeds from the promissory notes can only be used by the dealer toward the acquisition of equipment (including equipment sold by the Company), service vehicles, facility expansions and other items aligned with Company goals. The notes have a term of up to five years. However, if the dealer achieves a business objective, typically purchasing a specified amount of tread rubber each year, then the Company forgives either part or all of the principal and interest for that year. The Company records a reduction in sales for the costs of the program as financial assistance is provided. The DMR reserve at December 31, 2004, 2003 and 2002 was $14,189,000, $15,529,000 and $18,927,000, respectively. In 2004, 2003 and 2002, DMR costs of $7,830,000, $4,905,000 and $8,628,000, respectively, were recorded as a reduction of sales. For those DMR agreements that do not include notes, the Company records expense and a corresponding liability, or discloses such agreements in accordance with SFAS No. 5, “Accounting for Contingencies.” Business:

National Account Business:

The Company enters into contracts to supply retreaded tires and other tire-related services through its network of franchised dealers to large national and regional customers in the North American trucking and transportation industry. The Company provides various forms of financial incentives to its dealers to continue the supply of retreaded tires and services on these accounts. In 2004, 2003, and 2002, fleet subsidy expenses of $21,288,000, $25,026,000, and $21,315,000, respectively, were recorded as a reduction of sales.

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

Bandag, Incorporated
Notes to Consolidated Financial Statements

The fair value of the derivative instruments was zero at December 31, 2004 and a liability of $107,000, and $347,000 at December 31, 2003 and 2002, respectively. Changes in the fair values of these instruments are reflected in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings because the Company has not designated these instruments as accounting hedges.

Accounting for Stock-Based Compensation:

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” (the Statement). Under the modified prospective method of adoption selected by the Company under the provisions of the Statement, compensation cost of $2,641,000, $2,210,000 and $1,571,000 recognized in 2004, 2003 and 2002, respectively, is the same as that which would have been recognized had the recognition provisions of the Statement been applied from its original effective date in 1994. Results for prior years have not been restated.

A summary of the status of the Company’s option activity under the Bandag, Incorporated Stock Award Plan is presented below:

	Class A Common Shares	Weighted- Average Exercise Price
Outstanding, January 1, 2002	861,210	$23.18
Granted	312,400	$32.53
Exercised	(43,380)	$21.80
Forfeited	(17,820)	$25.64

Outstanding, December 31, 2002	1,112,410	$25.82
Granted	435,650	$27.62
Exercised	(58,902)	$22.49
Forfeited	(24,518)	$26.88

Outstanding, December 31, 2003	1,464,640	$26.47
Granted	152,510	$44.73
Exercised	(169,238)	$24.46
Forfeited	(19,861)	$30.20

Outstanding, December 31, 2004	1,428,051	$28.61

Bandag, Incorporated
Notes to Consolidated Financial Statements

The following summarizes information about stock options outstanding under the Bandag, Incorporated Stock Award Plan at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Class A Common Shares	Average Remaining Contractual Life	Weighted- Average Exercise Price	Class A Common Shares	Weighted- Average Exercise Price
$18.99 - $23.74	286,380	5.1 years	$21.09	211,820	$21.09
$23.74 - $28.48	667,347	7.3 years	$26.21	263,538	$25.57
$28.48 - $33.23	278,814	7.0 years	$32.53	144,164	$32.53
$33.23 - $37.98	46,100	3.9 years	$33.88	46,100	$33.88
$42.73 - $47.47	149,410	8.9 years	$44.74	15,760	$46.31

$18.99 - $47.47	1,428,051	6.9 years	$28.61	681,382	$26.69

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following weighted-average assumptions were made in estimating the fair value:

	2004	2003	2002
Dividend yield	3.7%	4.7%	4.6%
Expected volatility	33.6%	32.3%	33.2%
Risk-free interest rate	3.8%	4.0%	5.1%
Expected lives	7.7 years	10 years	10 years

The weighted-average fair value of options granted during 2004, 2003, and 2002 was $11.41, $6.41, and $8.52 per option, respectively.

The number of options exercisable were 681,382, 495,042, and 281,720 at December 31, 2004, 2003, and 2002, respectively.

New Accounting Standards:

On December 16, 2004, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 125, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005 and early adoption is permitted in periods in which financial statements have not yet been issued.

The Company adopted the fair-value-based method of accounting for share-based payments in 1999 using the “modified prospective method” described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company does not anticipate that adoption of SFAS No. 123(R) will have a material impact on its results of operations or its financial position. However, SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,094,000, $149,000, and $57,000 in 2004, 2003 and 2002, respectively.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Restatement:

Reported earnings for fiscal years 1997 through 2002 have been restated to correct for an accounting error in 1997 and 1998 related to the stock acquisitions of tire dealerships by TDS. The accounting error was inadvertent and resulted from a failure to correctly apply certain provisions of SFAS No. 109, “Accounting for Taxes” to the 1997 and 1998 acquisitions. The accounting error was not detected until it surfaced as a result of a review of the Company’s deferred tax liability account and accounting for a 2004 stock acquisition by the Company’s tax accounting staff.

The five companies affected by the error were purchased at a price of $146,500,000 with resulting goodwill of $71,900,000. Had the Company recorded the deferred tax liability of approximately $4,000,000 related to the $10,400,000 step-up in value of fixed assets for book purposes, goodwill would have been increased by $4,000,000. The additional goodwill would have resulted in additional non-deductible goodwill amortization which would have decreased net earnings by approximately $100,000 in 1997 and $400,000 per year in 1998 through 2001. In addition, the cumulative effect of an accounting change recorded as of January 1, 2002 related to the impairment of goodwill recorded in association with the initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” would have been increased by approximately $2,300,000, or $0.12 per diluted share. The restatement has no effect on the 2003 or 2004 Consolidated Statements of Earnings and has no effect on cash flows for any year. The Company’s Consolidated Balance Sheets for 1997 through 2003 have been adjusted to reflect the changes in goodwill, deferred tax assets and shareholders’ equity.

Also, retained earnings, deferred tax assets and other currents assets at the beginning of 2000 have been adjusted to correct an error related to not recording assets of approximately $1,200,000. The error had an immaterial effect on net earnings for 2004, 2003 or 2002.

Reclassification:

Certain prior year amounts have been reclassified to conform with the current year presentation, including the $31,700,000 of tire and wheel assets classified as held for sale at December 31, 2003 and sold during the third quarter of 2004.

Note 2.  Non-Recurring Charges

During the fourth quarter 2001, the Company recorded a non-recurring charge totaling $4,300,000 ($2,580,000 net of tax benefits) related to the closure of a North American tread rubber manufacturing facility and certain retirement benefits. Costs include $2,659,000 ($1,595,000 net of tax benefits) for termination benefits for the reduction of 46 employees, $1,521,000 ($913,000 net of tax benefits) for early retirement benefits of 19 employees, and other miscellaneous closure costs. The Company paid $518,000, $93,000 and $1,321,000 in 2004, 2003 and 2002, respectively, related to the termination of employees. As of December 31, 2004, $952,000 of the charges related to the closure of the North American tread rubber manufacturing facility remained accrued, which reflects a $126,000 increase in the original provision due to a revised calculation. The Company estimates that substantially all of the remaining payments will be made by the end of 2005.

Note 3.  Restructuring Charges

In 2002, the Company recorded restructuring charges totaling $3,500,000 ($2,450,000 net of tax benefits) for termination benefits covering 39 employees. The Company paid approximately $426,000, $2,428,000 and $650,000 in 2004, 2003 and 2002, respectively, related to the termination of employees. As of December 31, 2004, $468,000 of the charges related to the restructuring remained accrued, which reflects a $472,000 increase in the original provision due to exchange rate changes. Substantially all of the remaining payments, which are primarily severance pay, will be made by the end of 2005.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 4.  Acquisitions

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. In total, Bandag paid approximately $53,716,000, net of cash received, for its 87.5% interest and to assume and retire $20,079,000 of debt. The Company recorded $12,127,000 of goodwill and $12,800,000 of other intangible assets. Speedco generated unaudited revenues of approximately $46,000,000 and unaudited pre-tax income of approximately $4,800,000 in 2003.

On June 10, 2004, Speedco, Inc. acquired the assets of six licensed locations, which were owned and operated by PM Express, Inc. Speedco paid approximately $15,609,000, net of cash acquired, for these assets. The Company recorded $5,194,000 of goodwill. These locations generated unaudited revenues of approximately $10,800,000 and unaudited pre-tax income of approximately $400,000 in 2003.

During 2004, the Company’s TDS segment acquired seven commercial and retail outlets and two retread plants for $4,163,000.

Certain supplemental non-cash information related to the Company’s 2004 acquisitions are as follows (in thousands):

2004
Assets acquired	$90,895
Less liabilities	(13,941)

Cash paid	76,954
Less cash acquired	(3,466)

Net cash paid for acquisitions	$73,488

On February 14, 2002, the Company acquired the assets of Open Road Technologies, Inc. (Open Road), and the results of operations from that point forward are included in the consolidated results. Open Road is the supplier of RoadWare™ retread shop management software, which contributed sales of approximately $7,700,000 and $6,200,000 in 2003 and 2002, respectively. The assets, which were primarily software, were acquired for $1,951,000, net of cash received. As part of the purchase agreement additional payments will be made each year for three years following the purchase, totaling approximately $2,250,000.

Note 5.  Divestitures

During 2004, the Company’s TDS segment sold 19 locations with a net carrying value of $18,496,000 for cash of $13,407,000 and assumed liabilities of $4,251,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes, minority interest and cumulative effect of accounting change of $838,000 which was recorded in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings. During 2004, TDS also closed two locations. These divested and closed locations contributed $60,504,000 to net sales and $418,000 of losses to earnings before income taxes, minority interest and cumulative effect of accounting change for the year ended December 31, 2004.

During 2003, the Company’s TDS segment sold 41 locations with a net carrying value of $31,213,000 for cash of $21,315,000 and assumed liabilities of $8,909,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes, minority interest and cumulative effect of accounting change of $989,000 which was recorded in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings. During 2003, TDS also closed three locations. These divested and closed locations contributed $40,982,000 to net sales and $4,118,000 of losses to earnings before taxes and cumulative effect of accounting change for the year ended December 31, 2003.

In conjunction with the divestiture of certain TDS locations in 2003, Bandag guaranteed a portion of third-party loans to a dealer. Bandag’s exposure under these guarantees is $2,463,000. The guarantees are secured by assets of the dealer. The remaining term of the guarantees is two years. The fair value of the guarantees, which was originally determined to be $600,000 and is currently valued at $317,000, is included in long-term debt and other obligations in the Company’s Consolidated Balance Sheet with an offsetting charge of $600,000 included in engineering, selling, administrative and other expenses on the Consolidated Statements of Earnings in 2003.

Bandag, Incorporated
Notes to Consolidated Financial Statements

During 2002, the Company’s TDS segment sold 17 locations with a net carrying value of $7,528,000 for cash of $6,608,000, resulting in a loss of before income taxes, minority interest and cumulative effect of accounting change of $920,000. These divested locations contributed $29,000,000 to net sales and $3,000,000 of losses to earnings before taxes and cumulative effect of accounting change for the year ended December 31, 2002.

The divested and closed locations had net sales and loss before income taxes, minority interest and cumulative effect of accounting change as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net sales	$60,504	$115,592	$239,571
Loss before income taxes, minority interest
and cumulative effect of accounting change	$(606)	$(2,627)	$(4,396)

During 2004, the Company sold a portion of the assets of Quality Design Systems, Inc. for a gain of approximately $1,937,000 which is included in other income in the Consolidated Statement of Earnings.

Note 6.  Outsourcing Agreement

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

Note 7.  Investments

Debt securities are classified as held-to-maturity based upon the positive intent and ability of the Company to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Interest on securities classified as held-to-maturity is included in investment income. The cost of securities sold is based on the specific identification method.

Bandag, Incorporated
Notes to Consolidated Financial Statements

The following is a summary of securities held-to-maturity:

In thousands	Cost	Estimated Fair Value
December 31, 2004
Obligations of states and political subdivisions	$136,115	$136,115
Corporate debt	12,612	12,612

	$148,727	$148,727

December 31, 2003
Obligations of states and political subdivisions	$85,550	$85,550
Corporate debt	9,407	9,407
Debt securities issued by foreign governments	3,001	3,001

	$97,958	$97,958

At December 31, 2004 and 2003, securities held-to-maturity include $148,727,000 and $87,150,000, respectively, reported as cash equivalents.

Note 8.  Financing Arrangements

The following is a summary of the Company’s debt and other obligations as of December 31:

In thousands	Interest Rates	2004	2003
Senior Unsecured Notes Payable, maturing 2007	6.50%	$17,143	$22,857

Total debt		17,143	22,857
Other obligations		30,665	22,654

Total debt and other obligations		47,808	45,511
Current portion of debt and other obligations		(17,845)	(10,252)

Long-term debt and other obligations		$29,963	$35,259

The aggregate amount of scheduled annual maturities of long-term debt and other obligations is as follows:

Scheduled maturities, in thousands
2005	$17,845
2006	9,585
2007	8,243
2008	1,770
2009	810
Thereafter	9,555

Other obligations consist primarily of a postretirement medical liability and miscellaneous other liabilities.

Cash payments for interest on debt were $2,057,000, $2,428,000, and $6,982,000 in 2004, 2003, and 2002, respectively.

The fair values of the Company’s financing arrangements were estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2004 and 2003, the fair value of the Company’s outstanding debt was approximately $17,734,000 and $23,809,000, respectively. Changes in the market value of the Company’s debt does not affect the reported results of operations unless the Company is retiring such obligations prior to maturity.

Bandag, Incorporated
Notes to Consolidated Financial Statements

At December 31, 2004, the Company had uncommitted and committed unused lines of credit arrangements totaling $108,083,000. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at various interest rates and expiration dates.

Note 9.  Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, which resulted in a non-cash transition charge of $49,607,000 (net of tax benefit of $3,704,000), or $2.50 per diluted share, to recognize impairment of goodwill, substantially all of which related to TDS. The fair value of the reporting units was estimated using present value of future cash flows. Pursuant to SFAS No. 142, the $49,607,000 charge was treated as a change in accounting principle. Goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite lives continue to be amortized over their useful lives.

As of December 31, 2004, the Company tested for impairment of goodwill and non-amortizable intangibles acquired in 2004 using discounted cash flow models. As a result of these tests, the Company was not required to recognize any impairment.

Note 10.  Other Income

Other income includes gain on sale of assets, lease income, royalties and other miscellaneous items. In 2004 a gain on sale of assets was recorded for approximately $1,937,000 for the sale of certain assets of QDS and approximately $3,400,000 for the sale of the Chino, California facility.

Note 11.  Impairment of Long-Lived Assets

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

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 12.  Income Taxes

Significant components of the Company’s deferred tax assets and liabilities reflecting the net tax effects of temporary differences are summarized as follows:

	December 31
In thousands	2004	2003 restated
Deferred tax assets:
Marketing programs	$13,859	$14,791
Excess foreign tax credits upon repatriation of unremitted earnings	9,363	13,907
Insurance and legal reserves	7,510	5,982
Employee benefits	7,468	6,116
Foreign tax credits(1)	4,176	1,078
Accounts receivable valuation allowances	2,536	3,020
Other nondeductible reserves	1,292	1,920
Plant and equipment reserves	352	379
Obsolescence and valuation reserves	326	715
Basis difference in fixed assets	--	2,678
Other accruals	13,611	14,308

Total deferred tax assets	60,493	64,894

Deferred tax liabilities:
Basis difference in fixed assets	10,764	--
Excess pension funding	6,597	8,224
Unremitted earnings of foreign subsidiaries	5,512	5,403
Other liabilities	419	2,123

	23,292	15,750
Valuation allowance(2)	9,363	13,907

Total deferred tax liabilities	32,655	29,657

Net deferred tax assets	$27,838	$35,237

Net current deferred tax assets	$35,340	$32,484
Net non-current deferred tax assets (liabilities)	(7,502)	2,753

Net deferred tax assets	$27,838	$35,237

(1)	Majority expire in 2014.

(2)	If the Company repatriated all of its foreign earnings, the Company would have excess foreign tax credits. A valuation allowance was recorded to recognize the potential inability to utilize these credits.

Bandag, Incorporated
Notes to Consolidated Financial Statements

The components of earnings before income taxes, minority interest and cumulative effect of accounting change are summarized as follows:

	Year Ended December 31
In thousands	2004	2003	2002
Domestic	$67,956	$65,854	$60,816
Foreign	16,946	18,046	10,702

Earnings before income taxes, minority interest and
cumulative effect of accounting change	$84,902	$83,900	$71,518

Significant components of the provision for income tax expense (credit) are summarized as follows:

	Year Ended December 31
In thousands	2004	2003	2002
Current:
Federal	$8,227	$17,156	$23,209
State	2,467	2,950	1,895
Foreign	5,847	7,056	5,071
Deferred:
Federal	954	(2,406)	(7,908)
Foreign	153	(1,056)	(802)

Income taxes	$17,648	$23,700	$21,465

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31
	2004	2003	2002
Computed at the expected statutory rate	35.0%	35.0%	35.0%
State income tax - net of federal tax benefit	1.5	1.9	1.5
Research and development credit	(0.9)	(0.6)	(1.4)
Audit settlement and prior year accrual changes(1)	(9.9)	(3.6)	--
Deferred tax on unremitted earnings of foreign subsidiaries
and foreign tax rate differentials	(4.2)	(4.1)	(5.5)
Other	(0.7)	(0.4)	0.4

Income tax at the effective rate	20.8%	28.2%	30.0%

(1)	Decrease due to $7,200,000 for the resolution and reassessment of certain tax matters in 2004 and a decrease of $3,000,000 for the resolution of certain tax matters in 2003.

The Company has completed a preliminary analysis of the repatriation provisions provided by the American Jobs Creation Act (the Act) that was signed into law on October 22, 2004. The Act created a special one-time tax deduction relating to the repatriation of certain foreign earnings during either 2004 or 2005. It was determined that the Act provided no benefit to the Company for any foreign earnings repatriated during the year ended December 31, 2004 and therefore no amounts have been recognized in the financial statements under the repatriation provision. Analysis is not yet complete for amounts that may be repatriated during the year ended December 31, 2005.

Income taxes paid amounted to $27,303,000, $25,773,000, and $21,565,000 in 2004, 2003, and 2002, respectively.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 13.  Earnings Per Share

Earnings per share amounts are based on the weighted-average number of shares of Common Stock, Class A Common Stock, Class B Common Stock and dilutive potential common shares (restricted stock and stock options) outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
In thousands, except per share data	2004	2003	2002
Numerator:
Earnings before cumulative effect of accounting change	$66,880	$60,200	$50,053
Denominator:
Weighted-average shares - Basic	19,293	19,161	19,754
Effect of dilutive:
Restricted stock	58	66	49
Stock options	356	142	85

	414	208	134
Weighted-average shares - Diluted	19,707	19,369	19,888

Earnings Per Share before cumulative effect of accounting change:
Basic	$3.47	$3.14	$2.53

Diluted	$3.39	$3.11	$2.52

Options to purchase 46,100 shares of Class A Common Stock at an option price of $33.875 were outstanding during each of 2003 and 2002, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

Options to purchase 133,900 shares of Class A Common Stock at an option price of $44.41 were outstanding during 2004, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Options to purchase 9,760 shares of Class A Common Stock at an option price of $47.47 were outstanding during 2004, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 14.  Leases

Certain equipment and facilities are rented under non-cancelable and cancelable operating leases. Total rental expense under operating leases was $8,504,000, $8,454,000, and $9,351,000 for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004, future minimum lease payments under non-cancelable operating leases having initial lease terms in excess of one year are: $9,433,000 in 2005, $8,351,000 in 2006, $6,119,000 in 2007, $4,040,000 in 2008, $3,390,000 in 2009, and $21,434,000 in the aggregate for all years after 2009.

Note 15.  Operating Segment and Geographic Area Information

Description of Types of Products and Services:

The Company has three reportable operating segments: Traditional Business, TDS and Speedco. Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. SFAS No. 131 requires segment information to be reported based on how management internally evaluates the operating performance of their business units. The operations of the Traditional Business segment are evaluated by worldwide geographic region. For segment reporting purposes, the Company’s operations located in the United States and Canada, along with Tire Management Solutions, Inc. and Quality Design Systems, Inc. are integrated and managed as one unit, which is referred to internally as “North America.” The Company’s operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as “EMEA.” The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela and royalties from a licensee in Australia, are combined under one management group referred to internally as “International.”

TDS operates retreading locations and commercial, retail, and wholesale outlets in the western region of the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Speedco provides quick-service truck lubrication and tire service and has 33 company-owned on-highway locations in the United States.

Measurement of Segment Profit and Loss and Segment Assets:

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment and intrasegment sales and transfers are recorded at fair market value less a discount between geographic areas within the Traditional Business. Transactions between the Traditional Business and TDS are recorded at a value consistent with that to unaffiliated customers.

Other consists of corporate administrative expenses, net unrealized foreign exchange gains and losses on U.S. denominated investments, interest income and interest expense. Other assets are principally cash and cash equivalents, investments, corporate office and related equipment.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Information concerning operations for the Company’s three reportable operating segments and different geographic areas follows:

	Traditional Business
	North America (2)(3)			EMEA (4)
In millions	2004	2003	2002	2004	2003	2002
Sales by product
Retread products	$355,305	$343,687	$330,474	$85,997	$78,334	$63,415
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	21,599	20,374	17,968	4,692	4,730	3,761
Other	24,874	35,878	31,836	--	--	--

Net sales to unaffiliated customers(1)	$401,778	$399,939	$380,278	$90,689	$83,064	$67,176

Transfers	$37,570	$45,806	$60,781	$807	$528	$899
Gross profit	$176,914	$187,185	$200,011	$33,627	$29,394	$20,594
Depreciation expense	12,168	12,028	12,514	3,201	3,264	3,631
Corporate expense	--	--	--	--	--	--
Litigation related expenses	--	--	--	--	--	--
Operating earnings (loss)	$72,529	$78,524	$95,251	$2,789	$3,442	$(1,429)
Interest revenue	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes,
minority interest and cumulative
effect of accounting change	$72,529	$78,524	$95,251	$2,789	$3,442	$(1,429)
Total assets at December 31 restated	$258,633	$288,699	$274,046	$51,491	$47,985	$37,290
Expenditures for long-lived assets	12,245	9,394	4,997	2,035	1,994	3,131
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	(195)	--	--	--	--	--
Fixed assets	51,930	53,990	56,864	11,014	11,115	10,558
Goodwill and intangible assets	2,224	2,936	3,879	--	--	--
Retained earnings restated	514,847	469,832	432,455	18,684	32,083	34,361

(1)	No customer accounted for 10% or more of the Company’s sales to unaffiliated customers in 2004, 2003 or 2002.

(2)	Export sales from North America were less than 10% of sales to unaffiliated customers in each of the years 2004, 2003 and 2002.

(3)	Includes $1,800, $1,300, and $3,800 in 2004, 2003, and 2002, respectively, of reduced cost of sales due to decreased LIFO inventory levels.

(4)	In 2002, includes $3,000 of restructuring charges classified as cost of sales and $500 of restructuring charges classified as operating expenses, and $1,400 of reduced cost of sales due to decreased LIFO inventory levels.

Bandag, Incorporated
Notes to Consolidated Financial Statements

	Traditional Business
	International (2)			TDS
In millions	2004	2003	2002	2004	2003	2002
Sales by product
Retread products	$104,606	$92,338	$86,286	$--	$--	$--
New tires	--	--	--	109,907	129,181	201,258
Retread tires	--	--	--	44,963	57,704	87,014
Equipment	1,260	1,329	1,828	--	--	--
Other	--	--	--	45,925	52,842	76,663

Net sales to unaffiliated customers(1)	$105,866	$93,667	$88,114	$200,795	$239,727	$364,935

Transfers	$8,626	$8,461	$5,931	$839	$2,023	$2,486
Gross profit	$36,506	$32,188	$32,361	$50,674	$59,491	$83,848
Depreciation expense	3,953	4,009	4,225	3,736	5,547	9,611
Corporate expense	--	--	--	--	--	--
Litigation related expenses	--	--	--	--	--	--
Operating earnings (loss)	$14,886	$13,102	$7,042	$1,506	$(3,017)	$(11,382)
Interest revenue	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes,
minority interest and cumulative
effect of accounting change	$14,886	$13,102	$7,042	$1,506	$(3,017)	$(11,382)
Total assets at December 31 restated	$53,042	$50,655	$47,217	$55,478	$66,165	$110,647
Expenditures for long-lived assets	3,123	3,267	4,230	5,679	2,042	4,512
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	--	--	--	(8,171)	(15,114)	(3,679)
Fixed assets	20,076	20,130	20,468	13,986	20,039	25,839
Goodwill and intangible assets	--	--	--	--	--	12
Retained earnings restated	58,904	54,629	52,639	(81,900)	(82,287)	(80,446)

(1)	No customer accounted for 10% or more of the Company’s sales to unaffiliated customers in 2004, 2003 or 2002.

(2)	In 2002, includes $2,700 of impairment charges recorded against long-lived assets.

Bandag, Incorporated
Notes to Consolidated Financial Statements

	Speedco (2)			Other (3)
In thousands	2004	2003	2002	2004	2003	2002
Sales by product
Retread products	$--	$--	$--	$--	$--	$--
New tires	327	--	--	--	--	--
Retread tires	22	--	--	--	--	--
Equipment	--	--	--	--	--	--
Other	54,716	--	--	--	--	--

Net sales to unaffiliated customers(1)	$55,065	$--	$--	$--	$--	$--

Transfers	--	--	--	--	--	--
Gross profit	$20,356	$--	$--	$--	$--	$--
Depreciation expense	2,243	--	--	1,881	1,381	1,227
Corporate expense	--	--	--	14,069	9,202	4,204
Litigation related expenses	--	--	--	--	--	10,700
Operating earnings (loss)	$6,249	$--	$--	$(15,950)	$(10,583)	$(16,131)
Interest revenue	--	--	--	4,883	4,835	5,024
Interest expense	--	--	--	(1,990)	(2,403)	(6,857)

Earnings (loss) before income taxes,
minority interest and cumulative
effect of accounting change	$6,249	$--	$--	$(13,057)	$(8,151)	$(17,964)
Total assets at December 31 restated	$104,147	$--	$--	$207,936	$203,783	$146,928
Expenditures for long-lived assets	17,940	--	--	4,128	866	1,068
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	52,581	--	--	--	--	--
Fixed assets	68,278	--	--	4,734	2,701	2,969
Goodwill and intangible assets	30,230	--	--	--	--	--
Retained earnings restated	2,617	--	--	--	--	--

(1)	No customer accounted for 10% or more of the Company’s sales to unaffiliated customers in 2004.

(2)	Speedco was acquired on February 13, 2004.

(3)	Other consists of corporate administrative expenses, net unrealized foreign exchange gains and losses on U.S. denominated investments, interest income and interest expense. Other assets are principally cash and cash equivalents, investments, corporate office and related equipment.

Bandag, Incorporated
Notes to Consolidated Financial Statements

	Consolidated
In thousands	2004	2003	2002
Sales by product
Retread products	$545,908	$514,359	$480,175
New tires	110,234	129,181	201,258
Retread tires	44,985	57,704	87,014
Equipment	27,551	26,433	23,557
Other	125,515	88,720	108,499

Net sales to unaffiliated customers	$854,193	$816,397	$900,503

Transfers	$47,842	$56,818	$70,097
Gross profit	$318,077	$308,258	$336,814
Depreciation expense	27,182	26,229	31,208
Corporate expense	14,069	9,202	4,204
Litigation related expenses	--	--	10,700
Operating earnings (loss)	$82,009	$81,468	$73,351
Interest revenue	4,883	4,835	5,024
Interest expense	(1,990)	(2,403)	(6,857)

Earnings (loss) before income taxes,
minority interest and cumulative
effect of accounting change	$84,902	$83,900	$71,518
Total assets at December 31 restated	$730,727	$657,287	$616,128
Expenditures for long-lived assets	45,150	17,563	17,938
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	44,215	(15,114)	(3,679)
Fixed assets	170,018	107,975	116,698
Goodwill and intangible assets	32,454	2,936	3,891
Retained earnings restated	513,152	474,257	439,009

Bandag, Incorporated
Notes to Consolidated Financial Statements

The following tables present information concerning net sales and long-lived assets for countries which exceed 10% of the respective totals:

In thousands	Year Ended December 31
Net Sales (1)	2004	2003	2002
United States	$558,346	$592,861	$703,639
Other	295,847	223,536	196,864

Total	$854,193	$816,397	$900,503

In thousands	December 31
Long-Lived Assets (2)	2004	2003	2002
United States	$170,826	$79,191	$106,926
Other	31,646	31,720	31,638

Total	$202,472	$110,911	$138,564

(1)	Net sales are attributed to countries based on the location of customers.
(2)	Corporate long-lived assets are included in the United States.

Note 16.   Shareholders’ Equity

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

In 1999, the Company’s Board of Directors adopted the Bandag, Incorporated Stock Award Plan (the Plan). Under the terms of the Plan, the Company may award to certain eligible employees and directors incentive stock options, nonqualified stock options, and restricted stock. Up to 2,400,000 shares of Class A Common Stock is authorized for issuance under the Plan and as of December 31, 2004, 599,587 shares were available for issuance under the Plan. All employees of Bandag and its subsidiaries and directors of Bandag who are not employees of Bandag or its subsidiaries are eligible to participate in the Plan. The exercise price of each option is equal to the market price of the Company’s stock on the date of the grant. The maximum term of the options is 10 years and the maximum vesting period is 5 years. Restricted stock granted under the Plan vests over a three year period. The Company records expense related to the Plan on a straight-line basis over the period the grants vest. During the years ended December 31, 2004, 2003 and 2002, 47,378, 21,400 and 1,782 restricted shares of Class A Common Stock were granted under the Plan and $975,000, $192,000 and $14,000 of expenses was recorded, respectively. Also during 2004, 2003 and 2002, 152,510, 435,650 and 312,400 options were granted and $2,641,000, $2,210,000 and $1,572,000 of expense was recorded, respectively. No further grants of options or restricted stock shall be made under the Plan, except for certain grants of restricted stock which may be made in 2005, based on the Company’s performance in 2004. For further information see “Accounting for Stock-Based Compensation” under Note 1.

In 2004, the Company’s Board of Directors adopted the Bandag, Incorporated 2004 Stock Grant and Awards Plan (the 2004 Plan). Under the terms of the 2004 Plan, the Company may award to certain eligible employees and directors stock options, stock appreciation rights, performance shares, performance units, restricted stock, restricted stock units, dividend equivalent units and incentive awards, whether granted alone or in addition to, in tandem with, or in substitution for any other award. Up to 2,000,000 shares of Class A Common Stock is authorized for issuance under the 2004 Plan and as of December 31, 2004, 1,992,114 shares were available for issuance under the 2004 Plan. During the year ended December 31, 2004, 6,200 Stock Appreciation Rights and 1,915 Restricted Stock Units were granted under the 2004 Plan and $36,000 of expense was recorded.

Bandag, Incorporated
Notes to Consolidated Financial Statements

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

Note 17.  Retirement Benefit Plans

The Company sponsors defined-benefit pension plans covering full-time employees directly employed by Bandag, Incorporated, Bandag Licensing Corporation (BLC), Bandag Canada Ltd. and certain employees of TDS and in the Company’s European operations. In addition to providing pension benefits, the Company provides certain postretirement medical benefits to certain individuals who retired from employment before January 1, 1993. Employees who retire after December 31, 1992 and are at least age 62 with 15 years of service of direct employment with Bandag, Incorporated, BLC, or Kendon Corporation are eligible for temporary medical benefits that cease at age 65. The Company uses a September 30 measurement date for the majority of its plans.

The reconciliations of the benefit obligations, the reconciliations of the fair value of plan assets, and the reconciliations of funded status of the plans, as determined by consulting actuaries, are as follows:

	Pension Benefits		Postretirement Benefits
In thousands	2004	2003	2004	2003
Change in benefit obligations:
Benefit obligations at beginning
of year	$115,494	$101,189	$6,776	$6,103
Service cost	4,264	3,939	227	176
Interest cost	6,784	6,427	392	383
Participants' contributions	48	50	--	--
Exchange rate changes	463	880	--	--
Benefits paid	(4,233)	(4,121)	(472)	(1,087)
Actuarial (gain) or loss	7,193	7,130	513	1,201

Benefit obligations at end of year	$130,013	$115,494	$7,436	$6,776

Change in plan assets at fair value:
Fair value of plan assets at
beginning of year	$105,480	$91,680	$--	$--
Actual return on plan assets	12,745	16,982	--	--
Employer contributions	673	271	472	1,087
Participants' contributions	48	50	--	--
Benefits paid	(4,233)	(4,121)	(472)	(1,087)
Exchange rate changes	355	618	--	--

Fair value of plan assets at end of year	$115,068	$105,480	$--	$--

Bandag, Incorporated
Notes to Consolidated Financial Statements

	Pension Benefits		Postretirement Benefits
In thousands	2004	2003	2004	2003
Reconciliation of funded status:
Funded status	$(14,945)	$(10,014)	$(7,436)	$(6,776)
Unrecognized actuarial (gain) or loss	35,577	34,091	(1,101)	(1,668)
Unrecognized transition asset	176	(513)	--	--
Unrecognized prior service cost	1,210	1,349	32	36

Net amount recognized	$22,018	$24,913	$(8,505)	$(8,408)

Amounts recognized in the consolidated balance sheet as of December 31 consist of:

	Pension Benefits		Postretirement Benefits
In thousands	2004	2003	2004	2003
Prepaid benefit cost	$24,357	$27,086	$--	$--
Accrued benefit liability	(4,156)	(4,010)	(8,505)	(8,408)
Intangible asset	741	863	--	--
Accumulated other comprehensive loss	1,076	974	--	--

Net amount recognized	$22,018	$24,913	$(8,505)	$(8,408)

The accumulated benefit obligation for the U.S. defined benefit pension plan was $95,350,000 and $81,787,000 at December 31, 2004 and 2003, respectively.

Information for plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits		Postretirement Benefits
In thousands	2004	2003	2004	2003
Projected benefit obligation	$11,063	$9,984	--	--
Accumulated benefit obligation	9,074	7,892	$7,436	$6,776
Fair value of plan assets	4,917	3,882	--	--

Net periodic (benefit) cost is composed of the following:

	Pension Benefits			Postretirement Benefits
In thousands	2004	2003	2002	2004	2003	2002
Components of net periodic (benefit) cost
Service cost	$4,264	$3,939	$2,753	$226	$176	$186
Interest cost	6,782	6,427	5,515	393	383	449
Expected return on plan assets	(7,196)	(6,269)	(8,465)	--	--	--
Amortization of prior service cost	129	124	90	4	3	3
Amortization of transitional assets	(647)	(653)	(660)	--	--	--
Recognized actuarial (gain) loss	1,172	1,515	(15)	(53)	(129)	(121)

Net periodic (benefit) cost	$4,504	$5,083	$(782)	$570	$433	$517

Additional (gain) or loss recognized due to: Special Termination Cost	--	--	--	--	--	$181

Bandag, Incorporated
Notes to Consolidated Financial Statements

Additional information:

	Pension Benefits		Postretirement Benefits
In thousands	2004	2003	2004	2003
Increase (decrease) in minimum liability included in other comprehensive income net of tax (2004 - $208; 2003 - $373)	$(106)	$601	N/A	N/A

	Pension Benefits			Postretirement Benefits
In thousands	2004	2003	2002	2004	2003	2002
Weighted-average assumptions used
to determine net periodic benefit cost
at September 30
Discount rate	6.0%	6.5%	7.5%	6.0%	6.5%	7.5%
Rate of increase in future
Compensation	4.5%	4.5%	3.5%	N/A	N/A	N/A
Expected long-term rate of return
on assets	7.0%	7.0%	8.0%	N/A	N/A	N/A
Weighted-average assumptions used
to determine benefit obligation
at October 1
Discount rate	5.8%	6.0%	6.5%	5.8%	6.5%	6.5%
Rate of increase in future
Compensation	4.5%	4.5%	4.5%	N/A	N/A	N/A
Medical trend on pre-Medicare
charges as of September 30
Initial trend	N/A	N/A	N/A	9.5%	10.0%	10.5%
Ultimate trend	N/A	N/A	N/A	**5.0%	**5.0%	*5.0%
Medical trend on post-Medicare
charges as of September 30
Initial trend	N/A	N/A	N/A	11.5%	12.0%	12.5%
Ultimate trend	N/A	N/A	N/A	**5.5%	**5.5%	*7.0%

*Ultimate trend rate for 2002 reached in 2009. **Ultimate trend rate for 2003 and 2004 reached in 2011.

The expected long-term rate of return on plan assets is based on the aggregate historical returns of the investments that comprise the defined benefit plan portfolio.

Assets of the plans are principally invested in U.S. domestic common stocks, and short term notes and bonds (fixed income securities) with maturities under five years.

A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$69	$(59)
Effect on postretirement benefit obligation	$668	$(583)

Bandag, Incorporated
Notes to Consolidated Financial Statements

The Company’s weighted-average asset allocations at September 30, by asset category are as follows:

	Pension Benefits
In thousands	Target	2004	2003	2002
Equity securities	80.0%	83.5%	84.2%	77.1%
Debt securities	19.5	15.9	15.0	22.1
Other	0.5	0.6	0.8	0.8

Total	100.0%	100.0%	100.0%	100.0%

The Company expects to fund pension plans approximately $990,000 in 2005. The Company expects to fund its postretirement plan approximately $500,000 in 2005. The need for further contributions will be based on changes in the value of plan assets and the movements of interest rates during each year. The investment strategy is to achieve an asset allocation balance within planned targets to obtain an average 7.0% annual return for the long-term. Each year, the Company periodically reviews with its actuaries its investment strategy and funding needs.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
In thousands
2005	$4,111	$498
2006	4,278	543
2007	4,430	537
2008	4,606	536
2009	4,826	514
2010-2014	31,266	2,821

The Company also sponsors defined-contribution plans, covering substantially all employees in the United States. Annual contributions are made in such amounts as determined by the Company’s Board of Directors and include a potential Company contribution of stock based on earnings per share. Although employees may contribute up to 75% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company currently provides plans with a variety of contribution levels (including employee contribution match provisions). The Company recorded expense for contributions in the amount of $3,960,000, $3,835,000, and $5,044,000 in 2004, 2003, and 2002, respectively. During the years ended December 31, 2004, 2003, and 2002, the Company issued 21,319, 20,814, and 2,454 shares of Common Stock, respectively. During the years ended December 31, 2004, 2003, and 2002, the Company issued 21,773, 23,140, and 2,454 shares of Class A Common Stock, respectively. The Common Stock and Class A Common Stock were all accrued for in the previous years. The Company recorded expense under the plan of $1,200,000, $1,600,000, and $1,100,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company’s contributions to foreign plans were not significant in 2004, 2003, and 2002.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 18.  Litigation

Certain litigation arising in the normal course of business is pending. The Company is of the opinion that the resolution of such litigation will not have a significant effect on the consolidated financial statements.

Yolanda Jackson v. Michael Rouse, et al. and Audra Smith v. Bandag, Inc., et al.

Bandag has been named as one of numerous defendants in two wrongful death actions brought in the Circuit Court of Warren County, Mississippi: Yolanda Jackson v. Michael Rouse, et al. and Audra Smith v. Bandag, Inc., et al. These cases arise from an explosion or fire which occurred on May 17, 2002, at a rubber recycling plant in Mississippi, operated by Rouse Rubber Co., killing five employees and seriously injuring at least seven others. So far, Bandag has been named in only two of about six pending cases.

The plaintiffs claim that a rubber recycling machine was dangerously designed or maintained, causing the explosion. Plaintiffs allege that Bandag may be passively liable as a “joint venturer” with the employer, Rouse Rubber Co., an allegation which Bandag believes is without any basis. To Bandag’s knowledge, no investigation or discovery has been undertaken to date in the cases in which Bandag is involved and Bandag is not privy to discovery, if any, in the other cases. To date, Bandag’s own investigation has not revealed any evidence of negligence by Bandag, vicarious or otherwise.

These cases have been in legal limbo for two years while the parties have been fighting over the defendants’ attempt to remove them to federal court. Recently, Bandag was dismissed without prejudice from the Jackson case for tactical reasons, but Bandag is likely to be renamed in that case or joined in another case involving the same decedent.

Astec, the manufacturer of the dryer system that exploded, settled with the plaintiffs in apparently all cases for about $45 million. This settlement will apply as a credit to the remaining defendants.

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

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 19. Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized as follows (in thousands except per share data):

	Quarter Ended 2004
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Net sales	$173,529	$211,088	$236,793	$232,783
Gross profit	60,726	77,001	91,605	88,745
Net earnings	4,019	11,894	20,124	30,843
Net earnings per share:
Basic	$0.21	$0.62	$1.04	$1.60
Diluted	$0.20	$0.60	$1.02	$1.56

	Quarter Ended 2003
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Net sales	$175,279	$204,077	$211,390	$225,651
Gross profit	59,948	74,542	81,599	92,169
Net earnings	2,393	8,693	19,995	29,119
Net earnings per share:
Basic	$0.13	$0.45	$1.04	$1.52
Diluted	$0.12	$0.45	$1.03	$1.50

Fourth quarter 2004 earnings benefited by $3,700 ($0.19 per diluted share) due to the gain on sale of assets and $6,200 ($0.31 per diluted share) due to the resolution and reassessment of certain tax matters.

Fourth quarter 2003 earnings benefited by $3,000 ($0.15 per diluted share) due to the resolution of certain tax matters.

Note 20.  Subsequent Event

Effective December 1, 2004, the Company sold the business of Bandag in South Africa. Due to the foreign operations reporting on a one month lag, this transaction will not be recorded until 2005. These operations represent less than 2% of net sales and total assets of Bandag, Incorporated and contributed approximately $1,500,000 and $600,000 to pre-tax income in 2004 and 2003, respectively. The purchase price of approximately $3,500,000 will consist of a cash payment of approximately $2,000,000 and the remainder to be paid in equal installments over five years. The actual payment in U.S. Dollars will depend on the currency fluctuations of the Euro and the South African Rand over the five year period. In relation to the installment payments, Bandag is considered the “Primary Beneficiary” under FASB Interpretation No. 46, revised December 2003 (FIN 46R), “Consolidation of Variable Interest Entities”. Under the guidance of FIN 46R Bandag will continue to consolidate the South African operations on its financial statements as long as Bandag is considered to be the Primary Beneficiary. Although determination of Bandag as the Primary Beneficiary could change based on changes in the capitalization of the South African operations, based on the current facts, Bandag would be considered the Primary Beneficiary until final payment has been made. As a result, Bandag must defer recognition of the expected net loss of approximately $14,000,000 to $17,000,000, or approximately $0.70 to $0.90 diluted earnings per share, until the earlier of final payment of the five year obligation, which is expected to be December 1, 2009, or until it is no longer considered the Primary Beneficiary within the meaning of FIN 46R. The expected loss may fluctuate over the five-year period depending on the stability of the Euro and the South African Rand. The expected loss is primarily due to the cumulative translation adjustment of approximately $14,000,000 that is recorded in the Bandag Consolidated Balance Sheet related to the South African operation. The expected loss will not affect Bandag’s cash flow, but rather will be an accounting entry which will reduce net earnings.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. The Company has taken steps to enhance controls so errors such as the one that caused the restatement will not recur. These enhancements have taken place over the last several years since the time the transaction was recorded in error. These enhancements include such things as: hiring an accounting staff with greater experience, reviews between tax accounting staff and financial reporting accounting staff of new and changing accounting rules and guidance, compliance checklists, regular examination of facts and assumptions and multiple levels of sign-offs.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended December 31, 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 401 of Regulation S-K with respect to the directors of the registrant and by Item 405 of Regulation S-K is incorporated herein by reference from the registrant’s definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2004 (the Proxy Statement) under the headings “Election of Directors” and “Miscellaneous – Section 16(a) Beneficial Reporting Compliance.” In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by Item 401 of Regulation S-K has been included in Part I hereof.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference from the registrant’s Proxy Statement under the heading “Proposal No. 2 – Ratification of Selection of Independent Auditors.”

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1)	Financial Statements The following consolidated financial statements are included in Part II, Item 8:

Page
Report of Management	30
Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting	31
Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements	32
Consolidated Balance Sheets as of December 31, 2004 and 2003	33
Consolidated Statements of Earnings for the Years Ended December 31, 2004,
2003 and 2002	35
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004,
2003 and 2002	36
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2004, 2003 and 2002	37
Notes to Consolidated Financial Statements	39

(2)	Financial Statement Schedule

Schedule II – Valuation and qualifying accounts and reserves.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Exhibit No. Description

3.1	Bylaws: As amended March 9, 2004. (Incorporated by reference to Exhibit No. 3.1 to the Company's Form 10-Q for the quarter ended March 31, 2004.)
3.2	Amendment to Bylaws adopted on March 9, 2004. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-Q for the quarter ended March 31, 2004.)
3.3	Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
3.4	Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
3.5	Articles of Amendment to Bandag, Incorporated’s Restated Articles of Incorporation, effective May 15, 2002. (Incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended June 30, 2002.)
4.1	Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
4.2	Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 1997.)
10.1*	Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-K for the year ended December 31, 1999).
10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)
10.2(a)	U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company’s Form 10-K for the year ended December 31, 1996.)
10.2(b)	Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) to the Company’s form 10-K for the year ended December 31, 1998.)
10.2(c)	Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(c) to the Company’s Form 10-K for the year ended December 31, 2001.)
10.2(d)	Form letter to the Company’s U.S. franchisees. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 14, 2002.)
10.2(e)	Current Form of Bandag Dealer Franchise Agreement.
10.3*	Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 2001.)
10.4*	Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.)
10.5*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.6*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.7*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.8*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.9*	Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001.)

10.10*	Form of Nonqualified Stock Option Agreement under the Bandag, Incorporated Stock Award Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2000).
10.11*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001.)
10.12*	Description of Short-term Compensation Plan.
10.13	Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders filed on March 31, 2004).
10.14	Form of Stock Appreciation Rights Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004).
10.15	Form of Restricted Stock Unit Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004).
10.16	Form of Restricted Stock Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 25, 2005).
10.17	Form of Nonqualified Stock Option Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 25, 2005).
21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
31.1	Certification of the Chief Executive Officer.
31.2	Certification of the Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

*Represents a management compensatory plan or arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

BANDAG, INCORPORATED AND SUBSIDIARIES

COL. A	COL. B	ADDITIONS COL. C	DEDUCTIONS COL. D		COL. E
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Uncollectible Accounts Written-Off	Foreign Exchange Fluctuations	Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	$16,350,000	$788,000	$3,324,000	$(920,000)	$14,734,000
Year ended December 31, 2003:
Allowance for doubtful accounts	$13,644,000	$2,733,000	$1,662,000	$(1,635,000)	$16,350,000
Year ended December 31, 2002:
Allowance for doubtful accounts	$15,206,000	$3,205,000	$4,931,000	$(164,000)	$13,644,000

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDAG, INCORPORATED
Date: March 1, 2005	By:	/s/ Martin G. Carver
Martin G. Carver Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert T. Blanchard	By:	/s/ Roy J. Carver, Jr.
	Robert T. Blanchard Director		Roy J. Carver, Jr. Director
By:	/s/ Gary E. Dewel	By:	/s/ James R. Everline
	Gary E. Dewel Director		James R. Everline Director
By:	/s/ Phillip J. Hanrahan	By:	/s/ Amy P. Hutton
	Phillip J. Hanrahan Director		Amy P. Hutton Director
By:	/s/ Edgar D. Jannotta	By:	/s/ R. Stephen Newman
	Edgar D. Jannotta Director		R. Stephen Newman Director
	/s/ Martin G. Carver		/s/ Warren W. Heidbreder
	Martin G. Carver Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)		Warren W. Heidbreder Vice President, Chief Financial Officer (Principal Financial Officer)
Date: March 1, 2005			/s/ Charles W. Vesey
Charles W. Vesey Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Bylaws: As amended March 9, 2004. (Incorporated by reference to Exhibit No. 3.1 to the Company's Form 10-Q for the quarter ended March 31, 2004.)
3.2	Amendment to Bylaws adopted on March 9, 2004. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-Q for the quarter ended March 31, 2004.)
3.3	Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
3.4	Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
3.5	Articles of Amendment to Bandag, Incorporated’s Restated Articles of Incorporation, effective May 15, 2002. (Incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended June 30, 2002.)
4.1	Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
4.2	Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 1997.)
10.1*	Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-K for the year ended December 31, 1999).
10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)
10.2(a)	U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company’s Form 10-K for the year ended December 31, 1996.)
10.2(b)	Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) to the Company’s form 10-K for the year ended December 31, 1998.)
10.2(c)	Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(c) to the Company’s Form 10-K for the year ended December 31, 2001.)
10.2(d)	Form letter to the Company’s U.S. franchisees. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 14, 2002.)
10.2(e)	Current Form of Bandag Dealer Franchise Agreement.
10.3*	Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 2001.)
10.4*	Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.)
10.5*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.6*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.7*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.8*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.9*	Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001.)

10.10*	Form of Nonqualified Stock Option Agreement under the Bandag, Incorporated Stock Award Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2000).
10.11*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001.)
10.12*	Description of Short-term Compensation Plan.
10.13	Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders filed on March 31, 2004).
10.14	Form of Stock Appreciation Rights Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004).
10.15	Form of Restricted Stock Unit Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004).
10.16	Form of Restricted Stock Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 25, 2005).
10.17	Form of Nonqualified Stock Option Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 25, 2005).
21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
31.1	Certification of the Chief Executive Officer.
31.2	Certification of the Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

*Represents a management compensatory plan or arrangement.