Form 10-K/A
period 2004-12-31
BANDAG INC
filed 2005-03-04
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1 TO

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number   1-7007

BANDAG, INCORPORATED
 (Exact name of registrant as specified in its charter)

Iowa (State of other jurisdiction of incorporation or organization)	42-0802143 (I.R.S. Employer Identification No.)

2905 North Highway 61 Muscatine, Iowa 52761-5886 (Address of principal executive offices)

Registrant's telephone number, including area code:   (563) 262-1400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock - $1 Par Value Class A Common Stock - $1 Par Value	New York Stock Exchange and Chicago Stock Exchange New York Stock Exchange and Chicago Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:	None
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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2005 are incorporated by reference in Part III.

EXPLANATORY NOTE

        On March 2, 2005, the undersigned registrant filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The registrant hereby amends the original Annual Report on Form 10-K by replacing Exhibits 31.1 and 31.2 (Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934) with Exhibits 31.1 and 31.2 filed with this Amendment No. 1. The amended certifications are being filed to include certain required representations with respect to internal control over financial reporting.

        This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than amending Exhibits 31.1 and 31.2, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

Item 15.	Exhibits and Financial Statement Schedules

(3)	Exhibits

31.1	Certification of Chief Executive Officer (Amended)

31.2	Certification of Chief Financial Officer (Amended)

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of March, 2005.

BANDAG, INCORPORATED
By:	/s/ Martin G. Carver
Martin G. Carver Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)