Form 10-Q
period 2005-03-31
BANDAG INC
filed 2005-05-05
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Common Stock, $1 par value, 9,133,309 shares as of April 29, 2005.
Class A Common Stock, $1 par value, 9,523,015 shares as of April 29, 2005.
Class B Common Stock, $1 par value; 918,591 shares as of April 29, 2005.

BANDAG, INCORPORATED AND SUBSIDIARIES

INDEX

			Page No.

Part I:	FINANCIAL INFORMATION
Item	1.	Financial Statements (Unaudited)
		Condensed consolidated balance sheets -
		March 31, 2005 and December 31, 2004	3
		Condensed consolidated statements of operations
		Three months ended March 31, 2005 and 2004	4
		Condensed consolidated statements of cash flows
		Three months ended March 31, 2005 and 2004	5
		Notes to condensed consolidated financial statements
		March 31, 2005	6
Item	2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	11
Item	3.	Quantitative and Qualitative Disclosure about Market Risk	16
Item	4.	Controls and Procedures	16
PART II:	OTHER INFORMATION
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item	6.	Exhibits	18
SIGNATURES			19

PART I. FINANCIAL INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

In thousands, except share data	(Unaudited) March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$205,896	$202,761
Accounts receivable, net	137,164	157,809
Inventories
Finished products	60,423	55,056
Material and work in process	17,539	14,836

	77,962	69,892
Other current assets	55,078	55,793

Total current assets	476,100	486,255
Property, plant, and equipment	540,106	534,008
Less accumulated depreciation and amortization	(367,346)	(363,990)

	172,760	170,018
Intangible assets, net	32,146	35,234
Other assets	41,725	39,220

Total assets	$722,731	$730,727

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$29,454	$33,138
Accrued employee compensation and benefits	37,444	38,412
Accrued marketing expenses	23,197	28,288
Other accrued expenses	34,556	37,880
Income taxes payable	6,315	2,995
Short-term notes payable and current portion of other obligations	15,446	17,845

Total current liabilities	146,412	158,558
Long-term debt and other obligations	31,025	29,963
Deferred income tax liabilities	7,203	7,502
Minority interest	2,249	2,417
Shareholders' equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,133,831 shares in 2005, 9,117,212 shares in 2004	9,134	9,117
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,519,807 shares in 2005; 9,416,058 shares in 2004	9,520	9,416
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 918,591 shares in 2005, 918,591 shares in 2004	919	919
Additional paid-in capital	32,792	29,334
Retained earnings	512,216	513,152
Accumulated other comprehensive loss	(28,739)	(29,651)

Total shareholders' equity	535,842	532,287

Total liabilities and shareholders' equity	$722,731	$730,727

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

	Three Months Ended March 31,
In thousands, except per share data	2005	2004
Income
Net sales	$186,617	$173,529
Other	2,424	1,762

	189,041	175,291
Costs and expenses
Cost of products sold	123,294	112,803
Engineering, selling, administrative, and other expenses	57,072	56,556

	180,366	169,359
Income from operations	8,675	5,932
Interest income	1,813	1,050
Interest expense	(456)	(562)

Earnings before income taxes and minority interest	10,032	6,420
Income taxes	4,193	2,343
Minority interest	(123)	58

Net earnings	$5,962	$4,019

Earnings per share
Basic	$0.31	$0.21
Diluted	$0.30	$0.20
Comprehensive net earnings	$6,874	$5,205
Cash dividends per share	$0.330	$0.325
Depreciation included in expense	$6,482	$5,610
Weighted average shares outstanding:
Basic	19,392	19,250
Diluted	19,707	19,655

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands	2005	2004
Operating Activities
Net earnings	$5,962	$4,019
Provision for depreciation	6,482	5,610
Decrease in operating assets and liabilities, net	5,157	20,402

Net cash provided by operating activities	17,601	30,031
Investing Activities
Additions to property, plant, and equipment	(8,893)	(6,446)
Purchases of investments	--	(4,420)
Maturities of investments	--	7,816
Divestitures of businesses	2,251	862
Acquisitions of businesses	--	(52,959)

Net cash used in investing activities	(6,642)	(55,147)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(1,886)	(758)
Cash dividends	(6,418)	(6,260)
Purchases of Common Stock, Class A Common Stock and Class B Common Stock	(481)	(33)
Stock options exercised	699	1,129

Net cash used in financing activities	(8,086)	(5,922)
Effect of exchange rate changes on cash and cash equivalents	262	223

Increase (decrease) in cash and cash equivalents	3,135	(30,815)
Cash and cash equivalents at beginning of period	202,761	189,976

Cash and cash equivalents at end of period	$205,896	$159,161

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2. Comprehensive Net Earnings

Comprehensive net earnings for the three month period ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net earnings	$5,962	$4,019
Other comprehensive income:
Foreign currency translation	912	1,186

Comprehensive net earnings	$6,874	$5,205

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net earnings	$5,962	$4,019

Denominator:
Weighted-average shares - Basic	19,392	19,250
Effect of dilutive:
Restricted stock	5	76
Stock options	310	329

	315	405
Weighted-average shares - Diluted	19,707	19,655

Earnings per share
Basic	$0.31	$0.21

Diluted	$0.30	$0.20

Note 4. Retirement Benefit Plans

Net periodic (benefit) cost for the three month period ended March 31 is composed of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Pension Benefits
Service cost	$1,201	$1,058
Interest cost	1,828	1,709
Expected return on plan assets	(1,962)	(1,813)
Amortization of prior service cost	32	30
Amortization of transitional assets	(56)	(161)
Recognized actuarial loss	288	298

Net periodic cost	$1,331	$1,121

Postretirement Benefits
Service cost	$57	$56
Interest cost	98	98
Amortization of prior service cost	1	1
Recognized actuarial gain	(13)	(13)

Net periodic cost	$143	$142

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 5. Divestitures

Effective December 1, 2004, the Company sold the business of Bandag in South Africa. Due to the foreign operations reporting on a one month lag, this transaction was recorded in 2005. These operations represented less than 2% of net sales and total assets of the Company and contributed approximately $1,500,000 and $600,000 to pre-tax income in 2004 and 2003, respectively. The purchase price of approximately $3,500,000 consisted of a cash payment of $2,251,000 with the remainder to be paid in equal installments over five years. The actual payment in U.S. Dollars will depend on the currency fluctuations of the Euro and the South African Rand over the five year period. In relation to the installment payments, Bandag is considered the “Primary Beneficiary” under FASB Interpretation No. 46, revised December 2003 (FIN 46R), “Consolidation of Variable Interest Entities”. Under the guidance of FIN 46R Bandag will continue to consolidate the South African operations in its financial statements as long as Bandag is considered to be the Primary Beneficiary. Although determination of Bandag as the Primary Beneficiary could change based on changes in the capitalization of the South African operations, based on the current facts, Bandag would be considered the Primary Beneficiary until final payment has been made. As a result, Bandag must defer recognition of the expected net loss of approximately $14,000,000 to $17,000,000, or approximately $0.70 to $0.90 diluted earnings per share, until the earlier of final payment of the five year obligation, which is expected to be December 1, 2009, or until it is no longer considered the Primary Beneficiary within the meaning of FIN 46R. The expected loss may fluctuate over the five-year period depending on the stability of the Euro and the South African Rand. The expected loss is primarily due to the cumulative translation adjustment of approximately $14,000,000 that is recorded in the Bandag Consolidated Balance Sheet related to the South African operation. The expected loss will not affect Bandag’s cash flow, but rather will be an accounting entry which will reduce net earnings.

During 2004, Bandag’s Tire Distribution Systems, Inc. (TDS) segment sold 19 locations. The assets of these locations consisted primarily of inventory and property, plant and equipment. These locations had net sales and loss before income taxes and minority interest of $14,983,000 and $386,000 in the quarter ended March 31, 2004, respectively.

Note 6. Acquisitions

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

Note 7. Deferred Tax Adjustment

The effective tax rate increased to 41.8% for the quarter ended March 31, 2005, from 36.5% in 2004, largely attributable to an adjustment of $649,000 in the deferred tax balances for the cumulative effect of adjustments related to prior years. This adjustment is not material to net income for the full year of 2005.

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 8. Operating Segment Information

The Company has three reportable operating segments: Traditional Business, TDS and Speedco. Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. The operations of the Traditional Business segment are evaluated by worldwide geographic region. The Company’s operations located in the United States and Canada, together with Open Road Technologies (formerly Quality Design Systems), are integrated and managed as one unit, which is referred to internally as North America. The Company’s operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International.

TDS operates franchised retreading locations and commercial, retail, and wholesale outlets in the western region of the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Speedco provides quick-service truck lubrication through company-owned on-highway locations in the United States.

Other consists of corporate administrative expenses, net unrealized foreign exchange gains and losses on U.S. denominated investments, interest income and interest expense.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. Intersegment and intrasegment sales and transfers are recorded at fair market value less a discount between geographic areas within the Traditional Business. Transactions between the Traditional Business and TDS and between the Traditional Business and Speedco are recorded at a value consistent with that to unaffiliated customers.

BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended March 31 (in thousands):

	Traditional Business
	North America		EMEA		International
	2005	2004	2005	2004	2005	2004
Sales by Product
Retread products	$79,814	$70,450	$18,540	$20,519	$28,277	$22,186
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	3,940	4,256	849	677	592	257
Other	4,377	7,511	--	--	--	--

Net sales to unaffiliated customers	$88,131	$82,217	$19,389	$21,196	$28,869	$22,443

Transfers	$6,618	$10,476	$223	$126	$1,216	$1,095
Operating earnings (loss)	$8,605	$5,454	$921	$1,690	$3,439	$3,039
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes &
minority interest	$8,605	$5,454	$921	$1,690	$3,439	$3,039

	TDS		Speedco		Other
	2005	2004	2005	2004	2005	2004
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	17,426	21,659	229	--	--	--
Retread tires	6,251	9,860	28	--	--	--
Equipment	--	--	--	--	--	--
Other	9,000	9,420	17,294	6,734	--	--

Net sales to unaffiliated customers	$32,677	$40,939	$17,551	$6,734	$--	$--

Transfers	$136	$387	$--	$--	$--	$--
Operating earnings (loss)	$(1,097)	$(2,841)	$799	$903	$(3,992)	$(2,313)
Interest income	--	--	--	--	1,813	1,050
Interest expense	--	--	--	--	(456)	(562)

Earnings (loss) before income taxes &
minority interest	$(1,097)	$(2,841)	$799	$903	$(2,635)	$(1,825)

	Consolidated
	2005	2004
Sales by Product
Retread products	$126,631	$113,155
New tires	17,655	21,659
Retread tires	6,279	9,860
Equipment	5,381	5,190
Other	30,671	23,665

Net sales to unaffiliated customers	$186,617	$173,529

Transfers	$8,193	$12,084
Operating earnings (loss)	$8,675	$5,932
Interest income	1,813	1,050
Interest expense	(456)	(562)

Earnings (loss) before income taxes &
minority interest	$10,032	$6,420

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Speedco.

Sale of South Africa Operations

Effective December 1, 2004, the Company sold the business of Bandag in South Africa. Due to the foreign operations reporting on a one month lag, this transaction was recorded in 2005. These operations represented less than 2% of net sales and total assets of the Company and contributed approximately $1,500,000 and $600,000 to pre-tax income in 2004 and 2003, respectively. The purchase price of approximately $3,500,000 consisted of a cash payment of $2,251,000 with the remainder to be paid in equal installments over five years. The actual payment in U.S. Dollars will depend on the currency fluctuations of the Euro and the South African Rand over the five year period. In relation to the installment payments, Bandag is considered the “Primary Beneficiary” under FASB Interpretation No. 46, revised December 2003 (FIN 46R), “Consolidation of Variable Interest Entities”. Under the guidance of FIN 46R Bandag will continue to consolidate the South African operations in its financial statements as long as Bandag is considered to be the Primary Beneficiary. Although determination of Bandag as the Primary Beneficiary could change based on changes in the capitalization of the South African operations, based on the current facts, Bandag would be considered the Primary Beneficiary until final payment has been made. As a result, Bandag must defer recognition of the expected net loss of approximately $14,000,000 to $17,000,000, or approximately $0.70 to $0.90 diluted earnings per share, until the earlier of final payment of the five year obligation, which is expected to be December 1, 2009, or until it is no longer considered the Primary Beneficiary within the meaning of FIN 46R. The expected loss may fluctuate over the five-year period depending on the stability of the Euro and the South African Rand. The expected loss is primarily due to the cumulative translation adjustment of approximately $14,000,000 that is recorded in the Bandag Consolidated Balance Sheet related to the South African operation. The expected loss will not affect Bandag’s cash flow, but rather will be an accounting entry which will reduce net earnings.

Net Sales

Consolidated net sales for the quarter ended March 31, 2005 increased $13,088,000, or 8%, from the prior year period, on a 2% increase in retread unit volume in the Traditional Business. Net sales were positively impacted by an increase of $10,817,000 in Speedco sales compared to the prior year period. Speedco sales in the first quarter of 2004 are included from February 13, 2004, the date Bandag acquired an 87.5% majority interest in Speedco. Net sales were also positively impacted by $4,240,000 for the quarter ended March 31, 2005, due to the effect of translating foreign currency denominated results to U.S. dollars. The increase in net sales was partially offset by a decrease in TDS net sales of $8,262,000, or 20%, reflecting the divestitures during 2004. The Company’s seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

BANDAG, INCORPORATED AND SUBSIDIARIES

Gross Profit Margins

Consolidated gross profit margin decreased 1.1 percentage points. TDS gross profit margin increased 3.7 percentage points, primarily due to higher selling prices. Traditional Business gross profit margin declined 3.0 percentage points, primarily due to higher raw material costs.

Operating and Other Expenses

Consolidated operating and other expenses increased $516,000, or 1%, for the quarter ended March 31, 2005, from the prior year period. The increase in consolidated operating and other expenses was substantially impacted by expenses related to the Speedco operations, offset by the divestiture-related decrease at TDS.

Interest Income

Consolidated interest income increased $763,000 for the quarter ended March 31, 2005, from the prior year period, primarily due to an increase in cash and interest rates.

Income Taxes

The effective tax rate increased to 41.8% for the quarter ended March 31, 2005, from 36.5% in 2004, largely attributable to an adjustment of $649,000 in the deferred tax balances for the cumulative effect of adjustments related to prior years.

Net Earnings

Consolidated net earnings increased $1,943,000 for the quarter ended March 31, 2005, as compared to the prior year period. Consolidated net earnings were $5,962,000, or $0.30 per diluted share, for the quarter ended March 31, 2005, compared to consolidated net earnings of $4,019,000, or $0.20 per diluted share, for the quarter ended March 31, 2004.

TRADITIONAL BUSINESS

North America

The Company’s Traditional Business operations located in the United States and Canada, together with Open Road Technologies (formerly Quality Design Systems), are integrated and managed as one unit, which is referred to internally as North America. North America sells to independent dealers as well as to TDS and other subsidiaries. Sales to TDS and other subsidiaries are eliminated in consolidation. Accordingly, as TDS locations are divested and become unaffiliated Bandag customers, sales to independent dealers will benefit.

BANDAG, INCORPORATED AND SUBSIDIARIES

The table below depicts the breakout of North America’s retread product sales between TDS and independent dealers.

(in thousands)	Three Months Ended March 31,
Retread Product Sales	2005	2004	Increase (Decrease)
Sales to Independent Dealers	$79,814	$70,450	13.3%
Sales to TDS	3,336	5,603	(40.5)%

Total Retread Product Sales	$83,150	$76,053	9.3%

Retread product sales to independent dealers were influenced by several factors, including a December 2004 price increase, increased volume, increased sales to independent dealers that purchased TDS locations and the positive effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of $681,000 for the quarter ended March 31, 2005. Retread product sales for the quarter ended March 31, 2005 were positively impacted by an increase in volume of 5%. Retread product sales increased at a higher rate than the volume increased due to the impact of a price increase implemented in December 2004, which resulted in a 4% increase in retread product sales. The decrease in retread product sales to TDS is primarily due to the divestitures of TDS locations.

An increase in raw material costs, partially offset by the December 2004 price increase, primarily resulted in a 4.5 percentage point decrease in North America’s gross margin for the quarter ended March 31, 2005 from the prior year period.

Operating and other expenses decreased $4,359,000, or 15%, for the quarter ended March 31, 2005 from the prior year period. The decrease in operating and other expenses for the quarter ended March 31, 2005 is primarily due to a decrease in reserves for insurance and an increase in net foreign exchange gains.

Higher sales and lower operating and other expenses primarily resulted in an increase for North America of $3,151,000 in earnings before income taxes and minority interest for the quarter ended March 31, 2005, as compared to the prior year period.

EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA decreased $1,807,000, or 9%, for the quarter ended March 31, 2005, from the prior year period on a 17% decline in retread material unit volume. Retread material unit volume and net sales were negatively impacted by the loss of several dealers during 2004. Net sales in EMEA in the quarter ended March 31, 2005 were positively impacted by $1,315,000 due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin increased 4.2 percentage points for the quarter ended March 31, 2005 compared to the prior year period. Gross margin was positively impacted by lower natural rubber prices and a decrease in manufacturing costs.

BANDAG, INCORPORATED AND SUBSIDIARIES

Operating and other expenses increased $920,000, or 15%, for the quarter ended March 31, 2005 as compared to the prior year period. The increase in operating and other expenses for the quarter ended March 31, 2005 was primarily due to higher personnel-related costs coupled with the effect of translating foreign currency denominated results to U.S. dollars.

Lower sales and higher operating expenses primarily resulted in a decrease in earnings before income taxes and minority interest for EMEA of $769,000 for the quarter ended March 31, 2005, as compared to the prior year period.

International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter ended March 31, 2005 increased $6,426,000, or 29%, from the prior year period. Retread material unit volume increased 6% for the quarter ended March 31, 2005 from the prior year period. Net sales in International for the quarter ended March 31, 2005 were positively impacted by $2,244,000 due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin for the quarter ended March 31, 2005 decreased 2.4 percentage points from the prior year period primarily due to higher raw material costs.

Operating and other expenses for the quarter ended March 31, 2005 increased $1,234,000, or 25%, from the prior year period. Operating and other expenses for the quarter ended March 31, 2005 were negatively impacted by the effect of translating foreign currency denominated results to U.S. dollars.

Earnings before income taxes and minority interest for the quarter and year-to-date periods ended March 31, 2005 increased $400,000 from the prior year periods primarily due to the increase in net sales.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter ended March 31, 2005 decreased $8,262,000, or 20%, from the prior year period, primarily due to the divestitures of TDS locations in 2004. TDS net sales were positively impacted by higher prices.

The divested locations had net sales and loss before income taxes and minority interest of $14,983,000 and $386,000 in the quarter ended March 31, 2004, respectively.

Gross margin for the quarter ended March 31, 2005 increased 3.7 percentage points from the prior year period, primarily due to higher selling prices. Operating and other expenses decreased $2,590,000, or 20%, for the quarter ended March 31, 2005, primarily due to the divestitures in 2004.

TDS recorded losses before income taxes and minority interest of $1,097,000 and $2,841,000 for the quarters ended March 31, 2005 and 2004, respectively.

BANDAG, INCORPORATED AND SUBSIDIARIES

SPEEDCO, INC.

Speedco net sales increased $10,817,000 for the quarter ended March 31, 2005. Sales in the quarter ended March 31, 2004 were included from February 13, 2004, the date Bandag acquired an 87.5% majority interest in Speedco. Operating and other expenses increased $3,632,000, primarily due to the expenses associated with the expansion of additional Speedco locations. Speedco recorded earnings before income taxes and minority interest of $799,000 and $903,000 for the quarters ended March 31, 2005 and 2004, respectively.

OTHER

The Company’s Other segment consist of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses were negatively impacted by increased professional fees and interest income was positively impacted by higher cash balances and interest rates.

Financial Condition:

Liquidity

At March 31, 2005, the Company had cash and cash equivalents of $205,896,000, as compared to $202,761,000 at December 31, 2004. The Company’s ratio of total current assets to total current liabilities was 3.3 to 1 at March 31, 2005, with current assets exceeding current liabilities by $329,688,000. At March 31, 2005, the Company had approximately $101,343,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2005 was $17,601,000, primarily due to net earnings adjusted for the non-cash depreciation expense and a decrease in accounts receivable.

Investing Activities

The Company spent $8,893,000 on capital expenditures through March 31, 2005, compared to $6,446,000 spent for the same period last year. The increase in capital expenditures is primarily due to expenditures made by Speedco for new facilities and expansions of quick-service tire lanes at existing facilities. The Company typically funds its capital expenditures from operating cash flows.

BANDAG, INCORPORATED AND SUBSIDIARIES

Financing Activities

Cash dividends totaled $6,418,000 for the three months ended March 31, 2005, compared to $6,260,000 for the same period last year. Cash dividends per share were $0.33 for the three months ended March 31, 2005, compared to $0.325 per share for the same period last year.

During the three month period ended March 31, 2005, the Company purchased 11,264 shares of Common Stock and Class A Common Stock at an average price of $42.66 per share.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See the Company’s most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended March 31, 2005 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

January 1, 2005 - March 31, 2005	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
Common Stock
January 1 - January 31	442	$50.39	442	927,371
February 1 - February 28	398	$47.01	398	926,538
March 1 - March 31	1,062	$46.37	1,062	916,549

Total	1,902	$47.44	1,902	916,549	(1)(2)

Class A Common Stock
January 1 - January 31	--	--	--	--
February 1 - February 28	435	$42.81	435	936,538
March 1 - March 31	8,927	$41.64	8,927	916,549

Total	9,362	$41.69	9,362	916,549	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock, Class A Common Stock and/or Class B common Stock remaining to be purchased under the stock purchase program.

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 6 — Exhibits

10.1	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated February 18, 2005, as filed with the Securities and Exchange Commission on February 25, 2005).
10.2	Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated March 14, 2005, as filed with the Securities and Exchange Commission on March 17, 2005).
10.3	Form of Nonqualified Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, dated March 14, 2005, as filed with the Securities and Exchange Commission on March 17, 2005).
10.4	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K, dated March 14, 2005, as filed with the Securities and Exchange Commission on March 17, 2005).
10.5	Bandag, Incorporated 2004 Stock Grant and Awards Plan (as amended and restated effective February 18, 2005).
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED
(Registrant)
Date:	May 5, 2005	/s/ Martin G. Carver
Martin G. Carver
Chairman and Chief Executive Officer
Date:	May 5, 2005	/s/ Warren W. Heidbreder
Warren W. Heidbreder
Vice President, Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit

10.1	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated February 18, 2005, as filed with the Securities and Exchange Commission on February 25, 2005).

10.2	Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated March 14, 2005, as filed with the Securities and Exchange Commission on March 17, 2005).

10.3	Form of Nonqualified Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, dated March 14, 2005, as filed with the Securities and Exchange Commission on March 17, 2005).

10.4	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K, dated March 14, 2005, as filed with the Securities and Exchange Commission on March 17, 2005).

10.5	Bandag, Incorporated 2004 Stock Grant and Awards Plan (as amended and restated effective February 18, 2005).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350