Form 10-Q
period 2005-06-30
BANDAG INC
filed 2005-08-04
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Common Stock, $1 par value, 9,132,475 shares as of July 29, 2005.
Class A Common Stock, $1 par value, 9,507,144shares as of July 29, 2005.
Class B Common Stock, $1 par value; 918,358 shares as of July 29, 2005.

BANDAG, INCORPORATED AND SUBSIDIARIES

INDEX

Part I: FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements (Unaudited)
	Condensed consolidated balance sheets -
	June 30, 2005 and December 31, 2004	3
	Condensed consolidated statements of operations
	Three months ended June 30, 2005 and 2004
	Six months ended June 30, 2005 and 2004	4
	Condensed consolidated statements of cash flows
	Six months ended June 30, 2005 and 2004	5
	Notes to condensed consolidated financial statements
	June 30, 2005	6
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17
Item 4.	Controls and Procedures	17
PART II: OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Exhibits	19
SIGNATURES		20

PART I. FINANCIAL INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

In thousands, except share data	(Unaudited) June 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$65,875	$66,646
Investments	123,165	136,115
Accounts receivable, net	156,373	157,809
Inventories
Finished products	61,716	55,056
Material and work in process	17,992	14,836

	79,708	69,892
Other current assets	55,102	55,793

Total current assets	480,223	486,255
Property, plant, and equipment	550,430	534,008
Less accumulated depreciation and amortization	(365,495)	(363,990)

	184,935	170,018
Intangible assets, net	31,973	35,234
Other assets	42,386	39,220

Total assets	$739,517	$730,727

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$43,528	$33,138
Accrued employee compensation and benefits	32,084	38,412
Accrued marketing expenses	26,038	28,288
Other accrued expenses	31,491	37,880
Income taxes payable	3,883	2,995
Short-term notes payable and current portion of other obligations	17,856	17,845

Total current liabilities	154,880	158,558
Long-term debt and other obligations	31,943	29,963
Deferred income tax liabilities	8,174	7,502
Minority interest	2,429	2,417
Shareholders' equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,133,050 shares in 2005, 9,117,212 shares in 2004	9,133	9,117
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,503,757 shares in 2005, 9,416,058 shares in 2004	9,504	9,416
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 918,358 shares in 2005, 918,591 shares in 2004	918	919
Additional paid-in capital	34,590	29,334
Retained earnings	516,846	513,152
Accumulated other comprehensive loss	(28,900)	(29,651)

Total shareholders' equity	542,091	532,287

Total liabilities and shareholders' equity	$739,517	$730,727

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2005	2004	2005	2004
Income
Net sales	$227,261	$213,180	$417,017	$389,861
Other	1,087	1,419	3,148	2,646

	228,348	214,599	420,165	392,507
Costs and expenses
Cost of products sold	147,558	136,128	273,304	251,284
Engineering, selling, administrative, and other expenses	62,284	61,534	119,680	118,354

	209,842	197,662	392,984	369,638
Income from operations	18,506	16,937	27,181	22,869
Interest income	2,159	992	3,972	2,042
Interest expense	(629)	(557)	(1,085)	(1,119)

Earnings before income taxes and minority interest	20,036	17,372	30,068	23,792
Income taxes	7,029	5,341	11,222	7,684
Minority interest	268	137	145	195

Net earnings	$12,739	$11,894	$18,701	$15,913

Earnings per share
Basic	$0.66	$0.62	$0.96	$0.83
Diluted	$0.65	$0.60	$0.95	$0.81
Comprehensive net earnings	$12,578	$8,636	$19,452	$13,841
Cash dividends declared per share	$0.330	$0.325	$0.660	$0.650
Depreciation included in expense	$6,255	$5,628	$12,737	$11,238
Weighted average shares outstanding:
Basic	19,426	19,299	19,409	19,275
Diluted	19,714	19,688	19,710	19,672

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands	2005	2004
Operating Activities
Net earnings	$18,701	$15,913
Provision for depreciation	12,737	11,238
Decrease (increase) in operating assets and liabilities, net	(6,577)	9,506

Net cash provided by operating activities	24,861	36,657
Investing Activities
Additions to property, plant, and equipment	(26,243)	(12,857)
Purchases of investments	--	(12,501)
Maturities of investments	12,950	44,171
Divestitures of businesses	2,251	882
Acquisitions of businesses	--	(71,868)

Net cash used in investing activities	(11,042)	(52,173)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(1,886)	(760)
Cash dividends	(12,873)	(12,567)
Purchases of Common Stock, Class A Common Stock and Class B Common Stock	(2,281)	(2,348)
Stock options exercised	1,387	1,891

Net cash used in financing activities	(15,653)	(13,784)
Effect of exchange rate changes on cash and cash equivalents	1,063	(1,234)

Decrease in cash and cash equivalents	(771)	(30,534)
Cash and cash equivalents at beginning of period	66,646	100,326

Cash and cash equivalents at end of period	$65,875	$69,792

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2. Comprehensive Net Earnings

Comprehensive net earnings for the three and six month periods ended June 30 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$12,739	$11,894	$18,701	$15,913
Other comprehensive income:
Foreign currency translation	(161)	(3,258)	751	(2,072)

Comprehensive net earnings	$12,578	$8,636	$19,452	$13,841

Note 3. Acquisitions

On June 10, 2004, Bandag’s Speedco, Inc. segment acquired the assets of six licensed locations, which were owned and operated by PM Express, Inc. Speedco paid approximately $15,609,000, net of cash acquired, for these assets. The Company recorded $5,194,000 of goodwill.

Note 4. Divestitures

During 2004, Bandag’s Tire Distribution Systems, Inc. (TDS) segment sold 19 locations. The assets of these locations consisted primarily of inventory and property, plant and equipment. These locations had net sales of $16,995,000 and $31,978,000 for the quarter and year-to-date periods ended June 30, 2004. The divested locations had earnings before income taxes and minority interest of $300,000 for the quarter ended June 30, 2004 and a loss on the same basis of $86,000 for the year-to-date period ended June 30, 2004.

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net earnings	$12,739	$11,894	$18,701	$15,913

Denominator:
Weighted-average shares - Basic	19,426	19,299	19,409	19,275
Effect of dilutive:
Restricted stock	4	91	4	76
Stock options	284	298	297	321

	288	389	301	397
Weighted-average shares - Diluted	19,714	19,688	19,710	19,672

Earnings per share
Basic	$0.66	$0.62	$0.96	$0.83

Diluted	$0.65	$0.60	$0.95	$0.81

Note 6. Retirement Benefit Plans

Net periodic (benefit) cost for the three and six month periods ended June 30 is composed of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Pension Benefits
Service cost	$1,201	$1,059	$2,402	$2,117
Interest cost	1,827	1,710	3,655	3,419
Expected return on plan assets	(1,963)	(1,813)	(3,925)	(3,626)
Amortization of prior service cost	32	29	64	59
Amortization of transitional assets	(56)	(162)	(112)	(323)
Recognized actuarial loss	289	298	577	596

Net periodic cost	$1,330	$1,121	$2,661	$2,242

Postretirement Benefits
Service cost	$56	$56	$113	$112
Interest cost	98	98	196	196
Amortization of prior service cost	1	1	2	2
Recognized actuarial gain	(14)	(14)	(27)	(27)

Net periodic cost	$141	$141	$284	$283

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 7. Reclassifications

Prior to June 30, 2005, the Company classified auction rate securities as part of cash and cash equivalents. The Company has determined that such securities ($123,165,000 at June 30, 2005) do not technically meet the Generally Accepted Accounting Principles definition of cash and therefore, now classifies these securities as investments. The December 31, 2004 balance of $136,115,000 has been reclassified in the accompanying Condensed Consolidated Balance Sheet to conform with this presentation. Certain other prior period amounts in the accompanying Condensed Consolidated Statement of Cash Flows have been reclassified to conform with this presentation.

Certain other prior year amounts have been reclassified to conform with the current year presentation.

Note 8. Operating Segment Information

The Company has three reportable operating segments: Traditional Business, TDS and Speedco. The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. The operations of the Traditional Business segment are evaluated by worldwide geographic region. The Company’s operations located in the United States and Canada, together with Open Road Technologies (formerly Quality Design Systems), are integrated and managed as one unit, which is referred to internally as North America. The Company’s operations located in Europe principally service European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International.

TDS operates franchised retreading locations and commercial, retail, and wholesale outlets in the western region of the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Speedco provides quick-service truck lubrication and routine tire services through company-owned on-highway locations in the United States.

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

BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended June 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2005	2004	2005	2004	2005	2004
Sales by Product
Retread products	$100,517	$86,606	$20,055	$18,676	$31,425	$25,343
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	3,493	5,040	1,324	898	527	305
Other	6,422	10,988	--	--	--	--

Net sales to unaffiliated customers	$110,432	$102,634	$21,379	$19,574	$31,952	$25,648

Transfers	$7,092	$9,475	$211	$186	$1,683	$1,171
Operating earnings (loss)	$14,974	$16,176	$273	$(1,664)	$3,445	$2,874
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes &
minority interest	$14,974	$16,176	$273	$(1,664)	$3,445	$2,874

	TDS		Speedco		Other
	2005	2004	2005	2004	2005	2004
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	25,049	27,827	548	40	--	--
Retread tires	7,386	11,997	65	--	--	--
Equipment	--	--	--	--	--	--
Other	10,486	11,113	19,964	14,347	--	--

Net sales to unaffiliated customers	$42,921	$50,937	$20,577	$14,387	$--	$--

Transfers	$79	$390	$--	$--	$--	$--
Operating earnings (loss)	$2,670	$(34)	$838	$1,754	$(3,694)	$(2,169)
Interest income	--	--	--	--	2,159	992
Interest expense	--	--	--	--	(629)	(557)

Earnings (loss) before income taxes &
minority interest	$2,670	$(34)	$838	$1,754	$(2,164)	$(1,734)

	Consolidated
	2005	2004
Sales by Product
Retread products	$151,997	$130,625
New tires	25,597	27,867
Retread tires	7,451	11,997
Equipment	5,344	6,243
Other	36,872	36,448

Net sales to unaffiliated customers	$227,261	213,180

Transfers	$9,065	$11,222
Operating earnings (loss)	$18,506	$16,937
Interest income	2,159	992
Interest expense	(629)	(557)

Earnings (loss) before income taxes &
minority interest	$20,036	$17,372

BANDAG, INCORPORATED AND SUBSIDIARIES

For the six months ended June 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2005	2004	2005	2004	2005	2004
Sales by Product
Retread products	$180,331	$157,056	$38,595	$39,195	$59,702	$47,529
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	7,433	9,296	2,173	1,575	1,119	562
Other	13,938	21,651	--	--	--	--

Net sales to unaffiliated customers	$201,702	$188,003	$40,768	$40,770	$60,821	$48,091

Transfers	$13,710	$19,951	$434	$312	$2,899	$2,266
Operating earnings (loss)	$23,579	$21,630	$1,194	$26	$6,884	$5,913
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes &
minority interest	$23,579	$21,630	$1,194	$26	$6,884	$5,913

	TDS		Speedco		Other
	2005	2004	2005	2004	2005	2004
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	42,475	49,486	777	40	--	--
Retread tires	13,637	21,857	93	--	--	--
Equipment	--	--	--	--	--	--
Other	19,486	20,533	37,258	21,081	--	--

Net sales to unaffiliated customers	$75,598	$91,876	$38,128	$21,121	$--	$--

Transfers	$215	$777	$--	$--	$--	$--
Operating earnings (loss)	$1,573	$(2,875)	$1,637	$2,657	$(7,686)	$(4,482)
Interest income	--	--	--	--	3,972	2,042
Interest expense	--	--	--	--	(1,085)	(1,119)

Earnings (loss) before income taxes &
minority interest	$1,573	$(2,875)	$1,637	$2,657	$(4,799)	$(3,559)

	Consolidated
	2005	2004
Sales by Product
Retread products	$278,628	$243,780
New tires	43,252	49,526
Retread tires	13,730	21,857
Equipment	10,725	11,433
Other	70,682	63,265

Net sales to unaffiliated customers	$417,017	$389,861

Transfers	$17,258	$23,306
Operating earnings (loss)	$27,181	$22,869
Interest income	3,972	2,042
Interest expense	(1,085)	(1,119)

Earnings (loss) before income taxes &
minority interest	$30,068	$23,792

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Speedco.

Sale of South Africa Operations

Effective December 1, 2004, the Company sold the business of Bandag in South Africa. Due to the foreign operations reporting on a one month lag, this transaction was recorded in 2005. These operations represented less than 2% of net sales and total assets of the Company and contributed approximately $1,500,000 to pre-tax income in 2004. The purchase price of approximately $3,500,000 consisted of a cash payment of $2,251,000 with the remainder to be paid in equal installments over five years. The actual payment in U.S. Dollars will depend on the currency fluctuations of the Euro and the South African Rand over the five year period. In relation to the installment payments, Bandag is considered the “Primary Beneficiary” under FASB Interpretation No. 46, revised December 2003 (FIN 46R), “Consolidation of Variable Interest Entities”. Under the guidance of FIN 46R Bandag will continue to consolidate the South African operations in its financial statements as long as Bandag is considered to be the Primary Beneficiary. Although the determination of Bandag as the Primary Beneficiary could change based on changes in the capitalization of the South African operations, based on the current facts, Bandag would be considered the Primary Beneficiary until final payment has been made. As a result, Bandag must defer recognition of the expected net loss of approximately $14,000,000 to $17,000,000, or approximately $0.70 to $0.90 diluted earnings per share, until the earlier of final payment of the five year obligation, which is expected to be December 1, 2009, or until it is no longer considered the Primary Beneficiary within the meaning of FIN 46R. The expected loss may fluctuate over the five-year period depending on the stability of the Euro and the South African Rand. The expected loss is primarily due to the cumulative translation adjustment of approximately $14,000,000 that is recorded in the Bandag Consolidated Balance Sheet related to the South African operation. The expected loss will not affect Bandag’s cash flow, but rather will be an accounting entry which will reduce net earnings.

Net Sales

Consolidated net sales for the quarter and year-to-date periods ended June 30, 2005 increased $14,081,000 and $27,156,000, or 7%, from the prior year periods, respectively, on a 1% and 2% increase in retread unit volume in the Traditional Business, respectively. Net sales were positively impacted by an increase in Speedco net sales of $6,190,000 and $17,007,000 for the quarter and year-to-date periods ended June 30, 2005, respectively. Speedco sales for the year-to-date period ended June 30, 2004 are included from February 13, 2004, the date Bandag acquired an 87.5% majority interest in Speedco. Net sales were also positively impacted by $4,919,000 and $9,159,000 for the quarter and year-to-date periods ended June 30, 2005, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. The increase in net sales was partially offset by a decrease in TDS net sales of $8,016,000 and $16,278,000, or 16% and 18%, for the quarter and year-to-date periods ended June 30, 2005, respectively, reflecting the divestitures during 2004. The Company’s seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

BANDAG, INCORPORATED AND SUBSIDIARIES

Gross Profit Margins

Consolidated gross profit margin for the quarter and year-to-date periods ended June 30, 2005 declined 1.1 percentage points from the prior year periods. Traditional Business gross profit margin decreased 2.1 and 2.4 percentage points for the quarter and year-to-date periods ended June 30, 2005, respectively, from the prior year periods. The decrease in Traditional Business gross profit margin is primarily due to lower than anticipated gross margin on fleet contract business.

Operating and Other Expenses

Consolidated operating and other expenses increased $750,000 and $1,326,000, or 1%, for the quarter and year-to-date periods ended June 30, 2005, respectively, from the prior year periods. The increase in consolidated operating and other expenses was substantially impacted by expenses related to the Speedco operations, offset by the divestiture-related decrease at TDS. Other segment operating and other expenses increased $1,525,000 and $3,204,000 for the quarter and year-to-date periods ended June 30, 2005, respectively, from the prior year periods, primarily due to net foreign exchange gains and losses on U.S. denominated investments.

Interest Income

Consolidated interest income increased $1,167,000 and $1,930,000 for the quarter and year-to-date periods ended June 30, 2005, respectively, from the prior year periods, primarily due to an increase in cash, investments and interest rates.

Income Taxes

The effective tax rate increased to 35.1% for the quarter ended June 30, 2005, from 30.7% in 2004. The lower effective tax rate in 2004 was largely attributable to a $1,000,000 favorable tax adjustment in second quarter 2004, resulting primarily from the reassessment of certain tax matters.

Net Earnings

Consolidated net earnings increased $845,000 and $2,788,000 for the quarter and year-to-date periods ended June 30, 2005, respectively, as compared to the prior year periods. Consolidated net earnings were $12,739,000 and $18,701,000, or $0.65 and $0.95 per diluted share, for the quarter and year-to-date periods ended June 30, 2005, respectively, compared to consolidated net earnings of $11,894,000 and $15,913,000, or $0.60 and $0.81 per diluted share, for the quarter and year-to-date periods ended June 30, 2004, respectively. Consolidated net earnings for the quarter and year-to-date period ended June 30, 2004 included a favorable tax adjustment of $1,000,000, or $0.05 per diluted share, resulting primarily from the reassessment of certain tax matters.

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

The table below depicts the breakout of North America’s retread product sales to TDS and to independent dealers.

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Retread Product Sales	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
Sales to Independent Dealers	$100,517	$86,606	16.1%	$180,331	$157,056	14.8%
Sales to TDS	4,021	6,347	(36.6)%	7,357	11,950	(38.4)%

Total Retread Product Sales	$104,538	$92,953	12.5%	$187,688	$169,006	11.1%

The increase in retread product sales to independent dealers is due to several factors including, price increases in December 2004 and May 2005, increased retread material unit volume, increased sales to independent dealers that purchased TDS locations, and the positive effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of $1,078,000 and $1,759,000 for the quarter and year-to-date periods ended June 30, 2005, respectively. Retread product sales were positively impacted by a 5% increase in retread material unit volume for the quarter and year-to-date periods ended June 30, 2005. Retread product sales increased at a higher rate than the unit volume increased due to the impact of price increases in December 2004 and May 2005. The decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations.

Lower than anticipated gross margin on fleet contract business primarily resulted in a 2.1 and 2.5 percentage point decrease in North America’s gross margin for the quarter and year-to-date periods ended June 30, 2005 from the prior year periods, respectively.

Operating and other expenses increased $145,000, or 1%, for the quarter ended June 30, 2005 from the prior year period. Operating and other expenses decreased $4,154,000, or 7%, for the year-to-date period ended June 30, 2005 from the prior year period. The decrease in operating and other expenses for the year-to-date period ended June 30, 2005 is primarily due to the a decrease in reserves for insurance and an increase in net foreign exchange gains.

Lower gross profit margin primarily resulted in a decrease for North America of $1,202,000 in earnings before income taxes and minority interest for the quarter ended June 30, 2005, as compared to the prior year period. Lower operating expenses primarily resulted in an increase of $1,949,000 in earnings before income taxes and minority interest for the year-to-date period ended June 30, 2005, as compared to the prior year period.

BANDAG, INCORPORATED AND SUBSIDIARIES

EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA increased $1,805,000, or 9%, for the quarter ended June 30, 2005, from the prior year period on a ten percent decrease in retread material unit volume. Net sales remained relatively even for the year-to-date period ended June 30, 2005 as compared to the prior year period on a 14% decrease in retread material unit volume. Retread material unit volume and net sales for the quarter and year-to-date periods ended June 30, 2005, were negatively impacted by the loss of several dealers during 2004. Net sales in EMEA in the quarter and year-to-date periods ended June 30, 2005 were positively impacted by a September 2004 price increase and by $1,009,000 and $2,324,000, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin increased 7.0 and 5.4 percentage points for the quarter and year-to-date periods ended June 30, 2005 compared to the prior year periods, respectively. Gross margin was positively impacted by decreases in manufacturing costs.

Operating and other expenses remained relatively flat for the quarter ended June 30, 2005 as compared to the prior year period. Operating and other expenses increased $904,000, or 6%, for the year-to-date period ended June 30, 2005 as compared to the prior year period. The increase in operating and other expenses for the year-to-date period ended June 30, 2005 was primarily due to the effect of translating foreign currency denominated results to U.S. dollars.

Higher gross margin primarily resulted in earnings before income taxes and minority interest for EMEA of $273,000 for the quarter ended June 30, 2005 compared to a loss of $1,664,000, on the same basis, for the prior year period. EMEA’s earnings before income taxes and minority interest for the year-to-date period ended June 30, 2005 was $1,194,000 as compared to $26,000 for the prior year period.

International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter and year-to-date periods ended June 30, 2005 increased $6,304,000 and $12,730,000, or 25% and 26%, from the prior year periods, respectively. Retread material unit volume decreased 2% for the quarter ended June 30, 2005 as compared to the prior year period. Retread material unit volume increased 2% for the year-to-date period ended June 30, 2005 from the prior year period. Net sales in International for the quarter and year-to-date periods ended June 30, 2005 were positively impacted by price increases and by $2,832,000 and $5,076,000, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin for the quarter and year-to-date periods ended June 30, 2005 decreased 1.9 and 2.2 percentage points from the prior year periods, respectively, primarily due to higher raw material prices.

BANDAG, INCORPORATED AND SUBSIDIARIES

Operating and other expenses for the quarter and year-to-date periods ended June 30, 2005 increased $1,183,000 and $2,417,000, or 19% and 22%, from the prior year periods, respectively. Operating and other expenses for the quarter-to-date period ended June 30, 2005 were negatively impacted by the effect of translating foreign currency denominated results to U.S. dollars.

Earnings before income taxes and minority interest for the quarter and year-to-date periods ended June 30, 2005 increased $571,000 and $971,000 from the prior year periods, respectively, primarily due to the increase in net sales.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter and year-to-date periods ended June 30, 2005 decreased $8,016,000 and $16,278,000, or 16% and 18%, from the prior year periods, respectively, primarily due to the divestitures of TDS locations in 2004. TDS net sales were positively impacted by higher prices and an increase in service revenue and new tire sales.

The divested locations had net sales of $16,995,000 and $31,978,000 for the quarter and year-to-date periods ended June 30, 2004. The divested locations had earnings before income taxes and minority interest of $300,000 for the quarter ended June 30, 2004 and a loss on the same basis of $86,000 for the year-to-date period ended June 30, 2004.

Gross margin for the quarter and year-to-date periods ended June 30, 2005 increased 0.5 and 1.9 percentage points from the prior year periods, respectively, primarily due to higher selling prices and increased service revenue, which has higher margins. Operating and other expenses decreased $4,532,000 and $7,122,000, or 35% and 27%, for the quarter and year-to-date periods ended June 30, 2005, respectively, primarily due to the divestitures in 2004. Operating and other expenses for the quarter and year-to-date periods ended June 30, 2005 were positively impacted by a decrease in reserves for insurance.

TDS recorded earnings before income taxes and minority interest of $2,670,000 and $1,573,000 for the quarter and year-to-date periods ended June 30, 2005, respectively, as compared to a loss on the same basis of $34,000 and $2,875,000 for the prior year periods, respectively.

SPEEDCO, INC.

The net sales of Speedco, which was acquired February 13, 2004, and its six licensees which were acquired June 10, 2004, for the quarter and year-to-date periods ended June 30, 2005 increased $6,190,000 and $17,007,000, or 43% and 81%, from the prior year periods, respectively. The increase in net sales is primarily due to the acquisition of the six licensed locations, an increase in volume at existing locations, the addition of three new facilities and the installation of tire lanes at nine existing locations. Operating and other expenses increased $2,445,000 and $6,077,000 for the quarter and year-to-date periods ended June 30, 2005, respectively, primarily due to the expenses associated with the expansion of additional Speedco locations. Speedco recorded earnings before income taxes and minority interest of $838,000 and $1,637,000 for the quarter and year-to-date periods ended June 30, 2005, respectively, as compared to $1,754,000 and $2,657,000 for the prior year periods, respectively.

BANDAG, INCORPORATED AND SUBSIDIARIES

OTHER

The Company’s Other segment consists of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses increased $1,525,000 and $3,204,000 for the quarter and year-to-date periods ended June 30, 2005, respectively, from the prior year periods, primarily due to net foreign exchange gains and losses on U.S. denominated investments. Interest income was positively impacted by higher cash and investment balances and higher interest rates.

Financial Condition:

Liquidity

Prior to June 30, 2005, the Company classified auction rate securities as part of cash and cash equivalents. The Company has determined that such securities ($123,165,000 at June 30, 2005) do not technically meet the Generally Accepted Accounting Principles definition of cash and therefore, now classifies these securities as investments. The December 31, 2004 balance of $136,115,000 has been reclassified in the accompanying Condensed Consolidated Balance Sheet to conform with this presentation. Certain other prior period amounts in the accompanying Condensed Consolidated Statement of Cash Flows have been reclassified to conform with this presentation. At June 30, 2005, the Company had cash and cash equivalents of $65,875,000, as compared to $66,646,000 at December 31, 2004. At June 30, 2005, the Company had investments of $123,165,000, as compared to $136,115,000 at December 31, 2004. The Company’s ratio of total current assets to total current liabilities was 3.1 to 1 at June 30, 2005 with current assets exceeding current liabilities by $325,343,000. At June 30, 2005, the Company had approximately $101,343,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2005 was $24,861,000, primarily due to net earnings adjusted for the noncash depreciation expense. At June 30, 2005, the Company had a net decrease in operating assets and liabilities of $6,577,000 compared to an increase of $9,506,000 for the prior year period. The net decrease in operating assets and liabilities at June 30, 2005 is primarily due to an increase in accounts receivable compared to a decrease for the prior year period.

Investing Activities

The Company spent $26,243,000 on capital expenditures through June 30, 2005, compared to $12,857,000 spent for the same period last year. The increase in capital expenditures is primarily due to expenditures made by Speedco for new facilities and installations of quick-service tire lanes at existing facilities. The Company typically funds its capital expenditures from operating cash flows.

BANDAG, INCORPORATED AND SUBSIDIARIES

The Company’s excess funds are invested in financial instruments with various maturities, but only instruments available-for-sale with an original maturity date of over 90 days and auction rate securities are classified as investments for balance sheet purposes. The Company’s maturities of investments exceeded purchases by $12,950,000 during the six months ended June 30, 2005, resulting in total investments of $123,165,000 as of June 30, 2005.

Financing Activities

Cash dividends totaled $12,873,000 for the six months ended June 30, 2005, compared to $12,567,000 for the same period last year. Cash dividends declared per share were $0.66 for the six months ended June 30, 2005, compared to $0.65 per share for the same period last year.

During the six month period ended June 30, 2005, the Company purchased 55,956 shares of Common Stock and Class A Common Stock at an average price of $40.76 per share, as compared to the purchase of 62,698 shares of Common Stock and Class A Common Stock at an average price of $37.44 per share for the same period last year.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See the Company’s most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

On May 1, 2005, the Company’s North American business unit converted the general ledger system to PeopleSoft. The PeopleSoft system is an enterprise resource planning system, the implementation of which, management believes, will add more system controls to the financial processes which should assist in improving the overall controls. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include testing before implementation, implementing reviews to ensure the accuracy of the data and processes, and performing multiple levels of analysis. Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, other than as described above, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended June 30, 2005 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

April 1, 2005 - June 30, 2005	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
Common Stock
April 1 - April 30	522	$45.22	522	909,988
May 1 - May 31	492	$45.60	492	891,096
June 1 - June 30	--	--	--	--

Total	1,014	$45.40	1,014	871,857	(1)(2)

Class A Common Stock
April 1 - April 30	6,039	$41.00	6,039	909,988
May 1 - May 31	18,400	$39.56	18,400	891,096
June 1 - June 30	19,239	$40.46	19,239	871,857

Total	43,678	$40.16	43,678	871,857	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock, Class A Common Stock and/or Class B common Stock remaining to be purchased under the stock purchase program.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the shareholders was held on May 3, 2005.

(b)	The following directors were elected for three-year terms expiring in 2008:

Martin G. Carver Amy P. Hutton Edgar D. Jannotta

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

In addition to the above directors, the following directors continued as directors for terms expiring as shown below

Name	Term Expires
Robert T. Blanchard	2006
Gary E. Dewel	2006
R. Stephen Newman	2006
Roy J. Carver, Jr	2007
James R. Everline	2007
Phillip J. Hanrahan	2007

(c)	Two matters were voted upon at the annual meeting. First, the following three nominees, all of whom were incumbent directors, were elected as directors for a three-year term ending in 2008 by the following vote:

Name	Votes For	Votes Withheld
Martin G. Carver	17,366,758	193,932
Amy P. Hutton	17,495,433	65,257
Edgar D. Jannotta	17,070,749	489,941

        Shareholders also voted upon a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2005. The shareholders ratified the selection by the following vote:

Votes For	Votes Against	Abstention
17,524,386	26,619	9,685

Item 6 — Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED
(Registrant)
Date:	August 4, 2005	/s/ Martin G. Carver
Martin G. Carver
Chairman and Chief Executive Officer
Date:	August 4, 2005	/s/ Warren W. Heidbreder
Warren W. Heidbreder
Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350