Form 10-Q
period 2005-09-30
BANDAG INC
filed 2005-11-04
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

(563) 262-1400
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value, 9,131,379 shares as of October 31, 2005.
Class A Common Stock, $1 par value, 9,464,167 shares as of October 31, 2005.
Class B Common Stock, $1 par value; 917,583 shares as of October 31, 2005.

BANDAG, INCORPORATED AND SUBSIDIARIES

INDEX

Part I: FINANCIAL INFORMATION			Page No.
Item	1.	Financial Statements (Unaudited)
		Condensed consolidated balance sheets -
		September 30, 2005 and December 31, 2004	3
		Condensed consolidated statements of operations
		Three months ended September 30, 2005 and 2004
		Nine months ended September 30, 2005 and 2004	4
		Condensed consolidated statements of cash flows
		Nine months ended September 30, 2005 and 2004	5
		Notes to condensed consolidated financial statements
		September 30, 2005	6
Item	2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	12
Item	3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item	4.	Controls and Procedures	19
PART II: OTHER INFORMATION
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item	6.	Exhibits	20
SIGNATURES			21

PART I. FINANCIAL INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	(Unaudited)
In thousands, except share data	September 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$78,660	$66,646
Investments	106,100	136,115
Accounts receivable, net	176,937	157,809
Inventories
Finished products	65,792	55,056
Material and work in process	18,159	14,836

	83,951	69,892
Other current assets	53,696	55,793

Total current assets	499,344	486,255
Property, plant, and equipment	563,902	534,008
Less accumulated depreciation and amortization	(371,920)	(363,990)

	191,982	170,018
Intangible assets, net	31,728	35,234
Other assets	42,138	39,220

Total assets	$765,192	$730,727

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$40,106	$33,138
Accrued employee compensation and benefits	33,666	38,412
Accrued marketing expenses	30,767	28,288
Other accrued expenses	33,501	37,880
Income taxes payable	12,774	2,995
Short-term notes payable and current portion of other obligations	17,860	17,845

Total current liabilities	168,674	158,558
Long-term debt and other obligations	32,296	29,963
Deferred income tax liabilities	4,714	7,502
Minority interest	2,597	2,417
Shareholders' equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,131,808 shares in 2005, 9,117,212 shares in 2004	9,132	9,117
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,467,814 shares in 2005, 9,416,058 shares in 2004	9,468	9,416
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 917,623 shares in 2005, 918,591 shares in 2004	917	919
Additional paid-in capital	36,164	29,334
Retained earnings	526,766	513,152
Accumulated other comprehensive loss	(25,536)	(29,651)

Total shareholders' equity	556,911	532,287

Total liabilities and shareholders' equity	$765,192	$730,727

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
In thousands, except per share data	September 30,		September 30,
	2005	2004	2005	2004
Income
Net sales	$245,345	$239,311	$662,362	$629,172
Other	1,512	2,076	4,660	4,722

	246,857	241,387	667,022	633,894
Costs and expenses
Cost of products sold	155,742	146,803	429,046	398,087
Engineering, selling, administrative, and other expenses	64,128	64,676	183,808	183,030

	219,870	211,479	612,854	581,117
Income from operations	26,987	29,908	54,168	52,777
Interest income	2,155	1,339	6,127	3,381
Interest expense	(431)	(275)	(1,516)	(1,394)

Earnings before income taxes and minority interest	28,711	30,972	58,779	54,764
Income taxes	9,738	10,757	20,960	18,441
Minority interest	249	91	394	286

Net earnings	$18,724	$20,124	$37,425	$36,037

Earnings per share
Basic	$0.96	$1.04	$1.93	$1.87
Diluted	$0.95	$1.02	$1.90	$1.83
Comprehensive net earnings	$22,088	$24,246	$41,540	$38,087
Cash dividends declared per share	$0.330	$0.325	$0.990	$0.975
Depreciation included in expense	$6,423	$6,960	$19,160	$18,198
Weighted average shares outstanding:
Basic	19,404	19,285	19,408	19,278
Diluted	19,673	19,690	19,697	19,677

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
In thousands	September 30,
	2005	2004
Operating Activities
Net earnings	$37,425	$36,037
Provision for depreciation	19,160	18,198
Decrease (increase) in operating assets and liabilities, net	(15,731)	14,367

Net cash provided by operating activities	40,854	68,602
Investing Activities
Additions to property, plant, and equipment	(39,909)	(25,393)
Purchases of investments	--	(51,866)
Maturities of investments	30,015	23,309
Divestitures of businesses	2,251	1,946
Acquisitions of businesses	--	(72,682)
Sale of tire and wheel assets	--	34,023

Net cash used in investing activities	(7,643)	(90,663)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(2,378)	(763)
Cash dividends	(19,329)	(18,862)
Purchases of Common Stock, Class A Common Stock and Class B Common Stock	(4,852)	(2,477)
Stock options exercised	2,057	2,500

Net cash used in financing activities	(24,502)	(19,602)
Effect of exchange rate changes on cash and cash equivalents	3,305	46

Increase (decrease) in cash and cash equivalents	12,014	(41,617)
Cash and cash equivalents at beginning of period	66,646	100,326

Cash and cash equivalents at end of period	$78,660	$58,709

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2. Comprehensive Net Earnings

Comprehensive net earnings for the three and nine month periods ended September 30 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings	$18,724	$20,124	$37,425	$36,037
Other comprehensive income:
Foreign currency translation	3,364	4,122	4,115	2,050

Comprehensive net earnings	$22,088	$24,246	$41,540	$38,087

Note 3. Divestitures

During 2004, Bandag’s Tire Distribution Systems, Inc. (TDS) segment sold 19 locations. The assets of these locations consisted primarily of inventory and property, plant and equipment. These locations had net sales of $19,217,000 and $51,195,000 for the quarter and year-to-date periods ended September 30, 2004, respectively. The divested locations had earnings before income taxes and minority interest of $574,000 and $341,000 for the quarter and year-to-date periods ended September 30, 2004, respectively.

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net earnings	$18,724	$20,124	$37,425	$36,037

Denominator:
Weighted-average shares - Basic	19,404	19,285	19,408	19,278
Effect of dilutive:
Restricted stock	3	95	4	85
Stock options	266	310	285	314

	269	405	289	399
Weighted-average shares - Diluted	19,673	19,690	19,697	19,677

Earnings per share
Basic	$0.96	$1.04	$1.93	$1.87

Diluted	$0.95	$1.02	$1.90	$1.83

Note 5. Retirement Benefit Plans

Net periodic (benefit) cost for the three and nine month periods ended September 30 is composed of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Pension Benefits
Service cost	$1,201	$1,058	$3,603	$3,175
Interest cost	1,828	1,709	5,483	5,128
Expected return on plan assets	(1,962)	(1,812)	(5,887)	(5,438)
Amortization of prior service cost	32	30	96	89
Amortization of transitional assets	(56)	(161)	(168)	(484)
Recognized actuarial loss	288	298	865	894

Net periodic cost	$1,331	$1,122	$3,992	$3,364

Postretirement Benefits
Service cost	$57	$58	$170	$170
Interest cost	99	99	295	295
Amortization of prior service cost	1	1	3	3
Recognized actuarial gain	(13)	(13)	(40)	(40)

Net periodic cost	$144	$145	$428	$428

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 6. Operating Segment Information

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

BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended September 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2005	2004	2005	2004	2005	2004
Sales by Product
Retread products	$108,266	$97,119	$18,921	$19,766	$30,528	$28,627
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	6,184	5,970	2,488	1,985	563	434
Other	9,084	7,746	--	--	--	--

Net sales to unaffiliated customers	$123,534	$110,835	$21,409	$21,751	$31,091	$29,061

Transfers	$7,263	$10,988	$458	$133	$2,859	$2,931
Operating earnings (loss)	$24,310	$24,797	$(418)	$307	$4,103	$4,796
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes &
minority interest	$24,310	$24,797	$(418)	$307	$4,103	$4,796

	TDS		Speedco		Other
	2005	2004	2005	2004	2005	2004
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	26,699	33,382	1,659	176	--	--
Retread tires	8,912	13,023	141	7	--	--
Equipment	--	--	--	--	--	--
Other	11,654	14,246	20,246	16,830	--	--

Net sales to unaffiliated customers	$47,265	$60,651	$22,046	$17,013	$--	$--

Transfers	$51	$60	$--	$--	$--	$--
Operating earnings (loss)	$3,341	$3,563	$96	$1,979	$(4,445)	$(5,534)
Interest income	--	--	--	--	2,155	1,339
Interest expense	--	--	--	--	(431)	(275)

Earnings (loss) before income taxes &
minority interest	$3,341	$3,563	$96	$1,979	$(2,721)	$(4,470)

	Consolidated

	2005	2004
Sales by Product
Retread products	$157,715	$145,512
New tires	28,358	33,558
Retread tires	9,053	13,030
Equipment	9,235	8,389
Other	40,984	38,822

Net sales to unaffiliated customers	$245,345	$239,311

Transfers	$10,631	$14,112
Operating earnings	$26,987	$29,908
Interest income	2,155	1,339
Interest expense	(431)	(275)

Earnings before income taxes & minority
interest	$28,711	$30,972

BANDAG, INCORPORATED AND SUBSIDIARIES

For the nine months ended September 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2005	2004	2005	2004	2005	2004
Sales by Product
Retread products	$288,597	$254,175	$57,516	$58,961	$90,230	$76,156
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	13,617	15,266	4,661	3,560	1,682	996
Other	23,022	29,397	--	--	--	--

Net sales to unaffiliated customers	$325,236	$298,838	$62,177	$62,521	$91,912	$77,152

Transfers	$20,973	$30,939	$892	$445	$5,758	$5,197
Operating earnings	$47,889	$46,427	$776	$333	$10,987	$10,709
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings before income taxes & minority
interest	$47,889	$46,427	$776	$333	$10,987	$10,709

	TDS		Speedco		Other
	2005	2004	2005	2004	2005	2004
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	69,174	82,868	2,436	216	--	--
Retread tires	22,549	34,880	234	7	--	--
Equipment	--	--	--	--	--	--
Other	31,140	34,779	57,504	37,911	--	--

Net sales to unaffiliated customers	$122,863	$152,527	$60,174	$38,134	$--	$--

Transfers	$266	$837	$--	$--	$--	$--
Operating earnings (loss)	$4,914	$688	$1,733	$4,636	$(12,131)	$(10,016)
Interest income	--	--	--	--	6,127	3,381
Interest expense	--	--	--	--	(1,516)	(1,394)

Earnings (loss) before income taxes &
minority interest	$4,914	$688	$1,733	$4,636	$(7,520)	$(8,029)

	Consolidated

	2005	2004
Sales by Product
Retread products	$436,343	$389,292
New tires	71,610	83,084
Retread tires	22,783	34,887
Equipment	19,960	19,822
Other	111,666	102,087

Net sales to unaffiliated customers	$662,362	$629,172

Transfers	$27,889	$37,418
Operating earnings	$54,168	$52,777
Interest income	6,127	3,381
Interest expense	(1,516)	(1,394)

Earnings before income taxes & minority
interest	$58,779	$54,764

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 7. Reclassifications

Prior to June 30, 2005, the Company classified auction rate securities as part of cash and cash equivalents. The Company has determined that such securities ($106,100,000 at September 30, 2005) do not technically meet the Generally Accepted Accounting Principles definition of cash and therefore, now classifies these securities as investments. The December 31, 2004 balance of $136,115,000 has been reclassified in the accompanying Condensed Consolidated Balance Sheet to conform with this presentation. Certain other prior period amounts in the accompanying Condensed Consolidated Statements of Cash Flows have been reclassified to conform with this presentation.

Certain other prior year amounts have been reclassified to conform with the current year presentation.

Note 8. Subsequent Event

Subsequent to the end of the third quarter, EMEA announced a reduction in workforce and expects to record related charges of approximately $3,000,000 in the fourth quarter of 2005.

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

      Net Sales

Consolidated net sales for the quarter and year-to-date periods ended September 30, 2005 increased $6,034,000 and $33,190,000, or 3% and 5%, respectively, from the prior year periods. Retread unit volume in the Traditional Business decreased 4% for the quarter ended September 30, 2005 from the prior year period and remained even for the year-to-date period ended September 30, 2005 as compared to the prior year-to-date period. Net sales were positively impacted by an increase in Speedco net sales of $5,033,000 and $22,040,000 for the quarter and year-to-date periods ended September 30, 2005, respectively. Speedco sales for the year-to-date period ended September 30, 2004 are included from February 13, 2004, the date Bandag acquired an 87.5% majority interest in Speedco. Net sales were also positively impacted by $5,100,000 and $14,259,000 for the quarter and year-to-date periods ended September 30, 2005, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. The increase in net sales was partially offset by a decrease in TDS net sales of $13,386,000 and $29,664,000, or 22% and 19%, for the quarter and year-to-date periods ended September 30, 2005, respectively, reflecting the divestitures during 2004. The Company’s seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

BANDAG, INCORPORATED AND SUBSIDIARIES

      Gross Profit Margins

Consolidated gross profit margin for the quarter and year-to-date periods ended September 30, 2005 declined 2.1 and 1.5 percentage points, respectively, from the prior year periods. Traditional Business gross profit margin decreased 4.3 and 3.2 percentage points for the quarter and year-to-date periods ended September 30, 2005, respectively, from the prior year periods. The decrease in Traditional Business gross profit margin is primarily due to higher raw material costs and a decline in the profitability of fleet contract business.

      Operating and Other Expenses

Consolidated operating and other expenses decreased $548,000, or 1%, for the quarter ended September 30, 2005 from the prior year period. Consolidated operating and other expenses increased $778,000 for the year-to-date period ended September 30, 2005 from the prior year period. The increase in consolidated operating and other expenses was substantially impacted by expenses related to the Speedco operations, offset by the divestiture-related decrease at TDS.

      Interest Income

Consolidated interest income increased $816,000 and $2,746,000 for the quarter and year-to-date periods ended September 30, 2005, respectively, from the prior year periods, primarily due to an increase in interest rates.

      Income Taxes

The effective tax rate increased to 35.7% for the year-to-date period ended September 30, 2005, from 33.7% in 2004. The lower effective tax rate in 2004 was largely attributable to a $1,000,000 favorable tax adjustment in second quarter 2004, resulting primarily from the reassessment of certain tax matters.

      Net Earnings

Consolidated net earnings were $18,724,000 and $37,425,000, or $0.95 and $1.90 per diluted share, for the quarter and year-to-date periods ended September 30, 2005, respectively, compared to consolidated net earnings of $20,124,000 and $36,037,000, or $1.02 and $1.83 per diluted share, for the quarter and year-to-date periods ended September 30, 2004, respectively. Consolidated net earnings for the year-to-date period ended September 30, 2004 included a favorable tax adjustment of $1,000,000, or $0.05 per diluted share, resulting primarily from the reassessment of certain tax matters.

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

The table below depicts the breakout of North America’s retread product sales to TDS and to independent dealers.

	Three Months Ended			Nine Months Ended
(in thousands)	September 30,			September 30,
			Increase			Increase
Retread Product Sales	2005	2004	(Decrease)	2005	2004	(Decrease)
Sales to Independent Dealers	$108,266	$97,119	11.5%	$288,597	$254,175	13.5%
Sales to TDS	4,622	7,345	(37.1)%	11,979	19,295	(37.9)%

Total Retread Product Sales	$112,888	$104,464	8.1%	$300,576	$273,470	9.9%

The increase in retread product sales to independent dealers is due to several factors, including price increases in December 2004 and May 2005, increased retread material unit volume, increased sales to independent dealers that purchased TDS locations, and the positive effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of $970,000 and $2,729,000 for the quarter and year-to-date periods ended September 30, 2005, respectively. Retread product sales were positively impacted by a 2% and 4% increase in retread material unit volume for the quarter and year-to-date periods ended September 30, 2005, respectively. Retread product sales increased at a higher rate than the unit volume increased due to the impact of price increases in December 2004 and May 2005. The decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations.

Higher raw material costs and a decline in the profitability of fleet contract business primarily resulted in a 5.3 and 4.4 percentage point decrease in North America’s gross margin for the quarter and year-to-date periods ended September 30, 2005, respectively, from the prior year periods.

Operating and other expenses decreased $463,000 and $4,617,000, or 2% and 5%, for the quarter and year-to-date periods ended September 30, 2005, respectively, from the prior year periods. The decrease in operating and other expenses is primarily due to a decrease in reserves for insurance and an increase in net foreign exchange gains. Operating and other expenses for the quarter and year-to-date periods ended September 30, 2005 was negatively impacted by a $1,604,000 impairment charge on fixed assets.

BANDAG, INCORPORATED AND SUBSIDIARIES

Lower gross profit margin primarily resulted in a decrease for North America of $487,000 in earnings before income taxes and minority interest for the quarter ended September 30, 2005, as compared to the prior year period. Lower operating expenses primarily resulted in an increase of $1,462,000 in earnings before income taxes and minority interest for the year-to-date period ended September 30, 2005, as compared to the prior year period.

      EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA decreased $342,000 and $344,000, or 2% and 1%, for the quarter and year-to-date periods ended September 30, 2005, respectively, from the prior year periods. Retread material unit volume decreased 7% and 12% for the quarter and year-to-date periods ended September 30, 2005, respectively, as compared to the prior year periods. The primary reason for the decline in retread material unit volume and net sales for the quarter and year-to-date periods ended September 30, 2005 was the loss of several dealers during 2004. Net sales in EMEA in the quarter and year-to-date periods ended September 30, 2005 were positively impacted by a September 2004 price increase and by $247,000 and $2,571,000, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin decreased 2.3 percentage points for the quarter ended September 30, 2005 as compared to the prior year period. Year-to-date gross margin increased 2.7 percentage points as compared to the prior year period. Gross margin for the quarter ended September 30, 2005, was negatively impacted by higher raw material costs and lower absorption of manufacturing costs due to lower retread material unit volume. Gross margin for the year-to-date period ended September 30, 2005 was positively impacted by decreases in manufacturing costs.

Operating and other expenses remained relatively flat for the quarter ended September 30, 2005 as compared to the prior year period. Operating and other expenses increased $955,000, or 4%, for the year-to-date period ended September 30, 2005 as compared to the prior year period. The increase in operating and other expenses for the year-to-date period ended September 30, 2005 was primarily due to the effect of translating foreign currency denominated results to U.S. dollars.

Lower gross margin primarily resulted in a loss before income taxes and minority interest for EMEA of $418,000 for the quarter ended September 30, 2005 compared to income of $307,000, on the same basis, for the prior year period. EMEA’s earnings before income taxes and minority interest for the year-to-date period ended September 30, 2005 was $776,000 as compared to $333,000 for the prior year period.

Subsequent to the end of the third quarter, EMEA announced a reduction in workforce and expects to record related charges of approximately $3,000,000 in the fourth quarter of 2005.

BANDAG, INCORPORATED AND SUBSIDIARIES

      International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa, and royalties from a licensee in Australia, are combined under one management group referred to internally as International. Net sales in International for the quarter and year-to-date periods ended September 30, 2005 increased $2,030,000 and $14,760,000, or 7% and 19%, from the prior year periods, respectively. Retread material unit volume decreased 17% and 5% for the quarter and year-to-date periods ended September 30, 2005, respectively, as compared to the prior year periods. All international operations experienced a decrease in volume except for South Africa and Asia, with Brazil experiencing the largest decrease of approximately thirty percent, primarily due to the loss of several dealers. Net sales in International for the quarter and year-to-date periods ended September 30, 2005 were positively impacted by price increases and by $3,883,000 and $8,959,000, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. Gross margin for the quarter and year-to-date periods ended September 30, 2005 decreased 3.0 and 2.6 percentage points from the prior year periods, respectively, primarily due to higher raw material prices.

Operating and other expenses for the quarter and year-to-date periods ended September 30, 2005 increased $660,000 and $3,077,000, or 10% and 18%, from the prior year periods, respectively. Operating and other expenses for the quarter and year-to-date periods ended September 30, 2005 were negatively impacted by the effect of translating foreign currency denominated results to U.S. dollars.

Lower gross margin primarily resulted in a decrease of $693,000 in earnings before income taxes and minority interest for International for the quarter ended September 30, 2005 compared to the prior year period. International’s earnings before income taxes and minority interest was $4,103,000 for the quarter ended September 30, 2005 as compared to $4,796,000 for the prior year period. Earnings before income taxes and minority interest for the year-to-date period ended September 30, 2005 was $10,987,000 as compared to $10,709,000 for the prior year period.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter and year-to-date periods ended September 30, 2005 decreased $13,386,000 and $29,664,000, or 22% and 19%, from the prior year periods, respectively, primarily due to the divestitures of TDS locations in 2004. TDS net sales were positively impacted by higher prices and an increase in service revenue and new tire sales.

The divested locations had net sales of $19,217,000 and $51,195,000 for the quarter and year-to-date periods ended September 30, 2004, respectively. The divested locations had earnings before income taxes and minority interest of $574,000 and $341,000 for the quarter and year-to-date periods ended September 30, 2004, respectively.

Gross margin for the quarter and year-to-date periods ended September 30, 2005 increased 3.4 and 2.5 percentage points from the prior year periods, respectively, primarily due to higher selling prices and increased service revenue, which has higher margins. Operating and other expenses decreased $1,932,000 and $9,054,000, or 15% and 23%, for the quarter and year-to-date periods ended September 30, 2005, respectively, primarily due to the divestitures in 2004. Operating and other expenses for the year-to-date period ended September 30, 2005 were positively impacted by a decrease in reserves for insurance.

TDS recorded earnings before income taxes and minority interest of $3,341,000 and $4,914,000 for the quarter and year-to-date periods ended September 30, 2005, respectively, as compared to $3,563,000 and $688,000 for the prior year periods, respectively.

SPEEDCO, INC.

The net sales of Speedco, which was acquired February 13, 2004, and its six licensees which were acquired June 10, 2004, for the quarter and year-to-date periods ended September 30, 2005 increased $5,033,000 and $22,040,000, or 30% and 58%, from the prior year periods, respectively. The year-to-date increase in net sales is primarily due to the acquisition of the six licensed locations, an increase in volume at existing locations, the addition of three new facilities and the installation of twenty-seven tire lanes. Operating and other expenses increased $2,225,000 and $8,302,000 for the quarter and year-to-date periods ended September 30, 2005, respectively, as compared to prior year periods, primarily due to the expenses associated with the additional new Speedco facilities and the installation of the tire lanes. Speedco recorded earnings before income taxes and minority interest of $96,000 and $1,733,000 for the quarter and year-to-date periods ended September 30, 2005, respectively, as compared to $1,979,000 and $4,636,000 for the prior year periods, respectively. The declines were primarily due to the increase in operating and other expenses associated with the additional new facilities and the installation of tire lanes.

OTHER

The Company’s Other segment consists of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses decreased $1,089,000 for the quarter ended September 30, 2005 as compared to the prior year period. Corporate expenses increased $2,115,000 for the year-to-date period ended September 30, 2005 from the prior year period, primarily due to net foreign exchange gains and losses on U.S. denominated investments. Interest income increased $816,000 and $2,746,000 for the quarter and year-to-date periods ended September 30, 2005, respectively, from the prior year periods, primarily due to an increase in interest rates.

BANDAG, INCORPORATED AND SUBSIDIARIES

Financial Condition:

Liquidity

Prior to June 30, 2005, the Company classified auction rate securities as part of cash and cash equivalents. The Company has determined that such securities ($106,100,000 at September 30, 2005) do not technically meet the Generally Accepted Accounting Principles definition of cash and therefore, now classifies these securities as investments. The December 31, 2004 balance of $136,115,000 has been reclassified in the accompanying Condensed Consolidated Balance Sheet to conform with this presentation. Certain other prior period amounts in the accompanying Condensed Consolidated Statements of Cash Flows have been reclassified to conform with this presentation. At September 30, 2005, the Company had cash and cash equivalents of $78,660,000, as compared to $66,646,000 at December 31, 2004. At September 30, 2005, the Company had investments of $106,100,000, as compared to $136,115,000 at December 31, 2004. The Company’s ratio of total current assets to total current liabilities was 3.0 to 1 at September 30, 2005 with current assets exceeding current liabilities by $330,670,000. At September 30, 2005, the Company had approximately $101,048,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2005 was $40,854,000, primarily due to net earnings adjusted for the noncash depreciation expense. At September 30, 2005, the Company had a net decrease in operating assets and liabilities of $15,731,000 compared to an increase of $14,367,000 for the prior year period. The net decrease in operating assets and liabilities at September 30, 2005 is primarily due to an increase in accounts receivable compared to a decrease for the prior year period and an increase in inventories. The increase in accounts receivable is primarily due to the price increases in North America. The increase in inventory is primarily due to the increased raw material costs.

Investing Activities

The Company spent $39,909,000 on capital expenditures through September 30, 2005, compared to $25,393,000 spent for the same period last year. The increase in capital expenditures is primarily due to expenditures made by Speedco for new facilities and installations of quick-service tire lanes at existing facilities. The Company typically funds its capital expenditures from operating cash flows.

The Company’s excess funds are invested in financial instruments with various maturities, but only instruments available-for-sale with an original maturity date of over 90 days and auction rate securities are classified as investments for balance sheet purposes. The Company’s maturities of investments exceeded purchases by $30,015,000 during the nine months ended September 30, 2005, resulting in total investments of $106,100,000 as of September 30, 2005.

Financing Activities

Cash dividends totaled $19,329,000 for the nine months ended September 30, 2005, compared to $18,862,000 for the same period last year. Cash dividends declared per share were $0.99 for the nine months ended September 30, 2005, compared to $0.975 per share for the same period last year.

BANDAG, INCORPORATED AND SUBSIDIARIES

During the nine month period ended September 30, 2005, the Company purchased 123,322 shares of Common Stock and Class A Common Stock at an average price of $39.35 per share, as compared to the purchase of 65,791 shares of Common Stock and Class A Common Stock at an average price of $37.65 per share for the same period last year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the Company’s most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended September 30, 2005 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

July 1, 2005 -	Total	Average	Total Number	Maximum
September 30, 2005	Number	Price Paid	of Shares	Number of
	of Shares	per Share	Purchased as	Shares that May
	Purchased		Part of Publicly	Yet be Purchased
			Announced	Under the
			Programs	Program
Common Stock
July 1 - July 31	575	$47.37	575	868,482
August 1 - August 31	516	$46.13	516	840,886
Sept. 1 - Sept. 30	886	$43.60	886	804,491

Total	1,977	$45.36	1,977	804,491	(1)(2)

Class A Common Stock
July 1 - July 31	2,800	$39.36	2,800	868,482
August 1 - August 31	27,080	$38.40	27,080	840,886
Sept. 1 - Sept. 30	35,509	$37.50	35,509	804,491

Total	65,389	$40.16	65,389	804,491	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock, Class A Common Stock and/or Class B common Stock remaining to be purchased under the stock purchase program.

Item 6 – Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. §1350
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED
(Registrant)

Date: November 4, 2005	/s/ Martin G. Carver
Martin G. Carver
Chairman and Chief Executive Officer
Date: November 4, 2005	/s/ Warren W. Heidbreder
Warren W. Heidbreder
Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. §1350

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350