Form 10-K
period 2005-12-31
BANDAG INC
filed 2006-03-01
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 1-7007

___________________

BANDAG, INCORPORATED
(Exact name of registrant as specified in its charter)

Iowa	42-0802143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2905 North Highway 61
Muscatine, Iowa 52761-5886
(Address of principal executive offices)

Registrant’s telephone number, including area code: (563) 262-1400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock - $1 Par Value	New York Stock Exchange and Chicago Stock Exchange
Class A Common Stock - $1 Par Value
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005: Common Stock, $297,496,467, Class A Common Stock (non-voting), $193,049,708, Class B Common Stock, $710,505.

The number of shares outstanding of the issuer’s classes of common stock as of January 31, 2006: Common Stock, 9,128,090 shares; Class A Common Stock, 9,398,743 shares; Class B Common Stock, 917,563 shares.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the Annual Meeting of the Shareholders to be held May 16, 2006 are incorporated by reference in Part III.

Bandag, Incorporated
Annual Report on Form 10-K
Year Ended December 31, 2005

PART I

Item 1. BUSINESS

Introduction

All references herein to the “Company” or “Bandag” refer to Bandag, Incorporated and its subsidiaries unless the context indicates otherwise.

The Company has three reportable business segments: the manufacture and sale of precured tread rubber, equipment and supplies for retreading tires (the Traditional Business), the sale and maintenance of new and retread tires to principally commercial and industrial customers through its wholly-owned subsidiary, Tire Distribution Systems, Inc. (TDS) and the providing of quick-service truck lubrication and routine tire service by its 87.5% owned subsidiary, Speedco, Inc. (Speedco) through company-owned on-highway locations. Refer to Note 13 of the consolidated financial statements for further details.

As a result of a recapitalization of the Company approved by the Company’s shareholders on December 30, 1986, and substantially completed in February 1987, the Carver Family (as hereinafter defined) obtained absolute voting control of the Company. As of January 31, 2006, the Carver Family beneficially owned shares of Common Stock and Class B Common Stock constituting 64% of the votes entitled to be cast in the election of directors and other corporate matters. The Carver Family is composed of (i) Lucille A. Carver, a former director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entitles for the benefit of the Carver Family members. Shares of Class B Common Stock have ten (10) votes per share. The Carver Family owns over 98% of the Class B Common Stock. Shares of Class B Common Stock automatically convert to shares of Common Stock on January 16, 2007.

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

The Company and its licensees have 920 franchisees worldwide, with 34% located in the United States and 66% internationally. The majority of Bandag’s franchisees are independent operators of full service tire distributorships. The remaining franchises are owned by either GCR, a Bridgestone wholly-owned company, or by Bandag’s distribution company, TDS. The Traditional Business’ revenues primarily come from the sale of retread material and equipment to its franchisees. The Traditional Business’ products compete in the replacement tire market with new tire sales, as well as retreads produced using the cold-bonding method and other retread processes. The Company concentrates its marketing efforts on existing franchisees and on expanding their respective market penetrations. Due to its strong distribution system, marketing efforts and leading technology, Bandag, through its independent franchise network and TDS, has been able to maintain the largest market presence in the retreading industry.

The Traditional Business in the United States competes primarily in the medium and wide base commercial truck tire replacement market. Medium and wide base truck tires are designed for medium trucks Classes 4 through 6, heavy trucks Classes 7 and 8, as well as trailers and commercial chassis. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has franchisees in 91 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company’s franchisees make up approximately 22% of the United States medium and wide base commercial tire replacement market. Other companies which supply to trucking fleets in the replacement tire market include large new tire manufacturers such as The Goodyear Tire & Rubber Company (Goodyear), Bridgestone Corporation (Bridgestone) and Groupe Michelin (Michelin). Goodyear, Michelin and Cooper Tire and Rubber Company also compete in the United States market as well as in other markets as a tread rubber supplier to a combination of company-owned and independent retreaders.

The Traditional Business consists of the franchising of a proprietary process for the retreading of tires primarily for trucks, buses, light commercial trucks, and the production and sale of precured tread rubber and related products and equipment used in connection with this process.

The Traditional Business can be divided into two main areas: (i) manufacturing the tread rubber and (ii) providing and supporting the retreading system to bond the tread rubber to the tire casing. Bandag manufactures over 500 separate tread designs and sizes, treads specifically designed for various applications, allowing fleet managers to fine-tune their tire programs. Bandag tread rubber is vulcanized prior to shipment to its franchisees. The Bandag franchisee prepares the tire casing for retreading and performs the retreading process of bonding the cured tread to the prepared tire casing. This two-step process allows utilization of the optimum temperature and pressure levels at each step. Using optimum temperature levels during the bonding process results in a consistent, higher quality finished retread with less damage to the casing. Bandag has developed a totally integrated retreading system with the materials, bonding process and manufacturing equipment specifically designed to work together as a whole.

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

Franchises. Bandag has 920 franchises throughout North America, Central America, South America, Europe, Africa, Asia, Australia and New Zealand. These franchises are owned and operated by franchisees, some with multiple franchises and/or locations. Of these franchises, 315 are located in the United States. Thirty-seven (37) of Bandag’s foreign franchises are franchised by a licensee of the Company in Australia. The Company also has joint ventures in India and Sri Lanka.

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

The Company manufactures the precured tread rubber, cushion gum, and related supplies in Company-owned manufacturing plants in the United States, Canada, Brazil, Belgium and Mexico. The Company also participates in joint venture agreements in Sri Lanka and India as well as licensing agreements in South Africa and Australia. The Company also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire-handling systems, and other items of equipment used in the Bandag Method. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, sold by the Company, are purchased from others.

The Company purchases rubber and other materials for the production of tread rubber and other rubber products from a number of suppliers. The rubber for tread is primarily synthetic and obtained principally from sources which most conveniently serve the respective areas in which the Company’s plants are located. Although synthetic rubber and other petrochemical products have periodically been in short supply and significant cost fluctuations have been experienced in previous years, including significant price increases throughout 2005, the Company has not experienced any significant difficulty in obtaining an adequate supply of such materials. Synthetic prices historically have been related to the cost of petrochemical feedstocks and natural gas used in processing. However, the effect on operations of future shortages will depend upon their duration and severity and cannot presently be forecast.

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

TDS, which provides new and retread tire products and tire management services to national, regional and local fleet transportation companies, operates 15 Bandag franchise and manufacturing locations and 45 commercial and retail outlets in 8 states. During 2005, TDS closed 1 commercial and retail outlet, and acquired 1 retread plant and 5 commercial and retail outlets. In 2004, TDS sold or closed 6 retread plants and 15 commercial and retail outlets and acquired 2 retread plants and 7 commercial and retail outlets. In 2003, TDS sold or closed 12 retread plants and 32 commercial and retail outlets.

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

TDS purchases precured tread rubber and retreading equipment and supplies from Bandag and purchases new tires from new tire companies including Bridgestone/Firestone, Yokohama, Continental/General, and other manufacturers.

Speedco

(a)	General

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. On June 10, 2004, Speedco, Inc. acquired the assets of six licensed locations, which were owned and operated by PM Express, Inc. Speedco provides quick-service truck lubrication and routine tire service and has 35 company-owned on-highway locations in the United States.

(b)	Markets and Distribution

Speedco markets its product/service through its on-highway truck service facility with a nationwide network. The multiple product/service options can be purchased independently or in combination. These include oil change and lubrication service, and tire repair, replacement, and maintenance service. Both services are built on fast turn-around time, high-quality products and professional services to owner operators and local, regional and national fleets.

Speedco’s market positioning is premium product and premium price. The primary product/service benefit to the customer is to avoid unscheduled repair and downtime. Customers use this service to maintain the integrity of their tractor and trailer vehicle and for tire preventative maintenance.

Tire customers are divided into two types: Speedco Direct and Manufacturer National Accounts. Speedco Direct customers purchase tire product and services per the Manufacturer’s Suggested Retail Price established by Speedco. For new tire Manufacturer National Account customers, the tire manufacturer sets the pricing for the new tire and Speedco earns a delivery commission.

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

Other Information

The Company conducts research and development of new products, primarily in the Traditional Business, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $7,353,000 in 2005, $7,063,000 in 2004, and $7,238,000 in 2003.

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

As of December 31, 2005, the Company had an estimated 3,788 employees.

Operating Segment and Geographic Area Information

Information concerning operating segment and geographic area information is incorporated by reference to “Operating Segment and Geographic Area Information” in Note 13 of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth the names and ages of all executive officers of the Company as of January 31, 2006, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his/her present office:

Name	Age	Period of Service with Company	Present Position or Office	Period in Present Office
Martin G. Carver*	57	26 Years	Chairman of the Board, Chief Executive Officer	24 Years
			and President
Timothy T. Chen	45	14 Years	Vice President, Innovation	3 Years
David W. Dahms	46	16 Years	Director, Treasury Services and Treasurer	1 Year
Dennis M. Fox	49	13 Years	Vice President, Manufacturing Design	1 Year
Warren W. Heidbreder	59	23 Years	Vice President, Chief Financial Officer and	9 Years
			Secretary
Frederico U. Kopittke	62	11 Years	Vice President, International	4 Years
John C. McErlane	52	20 Years	Vice President	4 Years
Jeffrey C. Pattison	50	20 Years	Vice President and Corporate Controller	6 Months
Janet R. Sichterman	46	23 Years	Vice President, North American Fleet Sales	4 Years
Andrew M. Sisler	51	18 Years	Vice President, North American Franchise Sales	4 Years
Michael A. Tirona	56	20 Years	Vice President and General Manager - Europe	4 Years

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

Mr. Pattison joined Bandag in 1986. From 1986 through 1990, he held several positions with the Company. In 1990, he was promoted to the position of Manager, Taxes. In April 1999, he was promoted to Manager, Corporate Accounting. In October 1999, he was promoted to Director, Treasury Services and Assistant Treasurer and served in that position until August 2002, when he was elected to the office of Vice President and Treasurer. In January 2004, Mr. Pattison transferred from the Treasury Services department to the People Services department and assumed the responsibilities of Vice President, People Services. Mr. Pattison was elected to his current office of Vice President and Corporate Controller on August 5, 2005.

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

Item 1A. RISK FACTORS

You should carefully consider the risk factors described below in addition to the other information set forth or incorporated by reference in this 2005 Annual Report on Form 10-K. If any of the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect us.

We face significant global competition and our market share could decline.

Retreaded tires are sold under highly competitive conditions throughout the world. We compete with other new and retread tire manufacturers on the basis of product design, performance, price, reputation, customer service, and consumer convenience. The relationship between new tire pricing and retread unit pricing has been narrowing, primarily due to retread unit prices increasing at a faster rate than new tires and lower-priced imported new tires entering the market. The narrowing of prices between new tires and retread tires reduces one of the competitive advantages of retread tires, thereby increasing competition. Our ability to compete successfully will depend, in significant part, on our ability to reduce costs. If we are unable to compete successfully, our market share may decline, materially adversely affecting our results of operations and financial condition.

We rely on the success and stability of our franchisees.

Our franchisees compete with many other new-tire dealers and retreading operators of varying sizes. If we are unable to maintain the stability of our franchise organization, our market share may decline, materially adversely affecting our results of operations and financial condition.

Higher raw material costs may adversely affect our operating results and financial condition.

Raw material costs increased significantly in 2004 and 2005, driven by increases in costs of oil and natural rubber. Market conditions may prevent us from passing these increased costs on to our customers through timely price increases. As a result, higher raw material costs may result in declining margins and operating results.

Speedco expansion may adversely affect our operating results and financial condition.

We anticipate strengthening Speedco’s success by adding more locations and tire capability. A major component of the expansion is to modify all existing locations and build new locations to include a Bandag designed and developed high-speed tire sales and service capability. As a result, the increased costs associated with the Speedco expansion resulted in declining margins and operating results in 2005 and may continue to result in declining margins and operating results.

Our international operations have certain risks that may materially adversely affect our operating results.

We have franchisees in Central America, South America, Europe, Africa and Asia and licensees in Australia and South Africa. These international operations are subject to certain inherent risks, including: exposure to local economic conditions, potential adverse changes in the diplomatic relations of foreign countries with the United States, adverse currency exchange controls, withholding taxes and the withdrawal of foreign investments and earnings, the potential instability of foreign governments, export and import restrictions, and other changes in laws or government policies. The likelihood of such occurrences and their potential impact on us vary from country to country and are unpredictable.

We have foreign currency translation and transaction risks that may adversely affect our operating results.

The financial condition and results of operation of certain of our operating entities are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, the appreciation of the U.S. dollar against these foreign currencies has a negative impact on our reported sales and operating margin (and conversely, the depreciation of the U.S. dollar against these foreign currencies has a positive impact). The volatility of currency exchange rates may materially adversely affect our operating results.

If we are unable to attract and retain key personnel our business could be materially adversely affected.

Our business substantially depends on the continued service of key members of our management, particularly Martin C. Carver, our chief executive officer. The loss of Mr. Carver or the services of a significant number of our management could have a material adverse effect on our business. Our continued success is also dependent upon our ability to attract and retain qualified personnel. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new high quality employees, our business could be materially adversely affected.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

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

TDS

TDS currently owns 9 and leases 51 facilities. Fifteen (15) contain space for TDS retread production and 45 contain space for commercial and retail operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, maintenance and various other items.

In the opinion of the Company, all of its and TDS’ properties are maintained in good operating condition and the production capacity of their plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

Speedco

Speedco currently owns 35 locations. Each location is sited on two or more acres visible from major interstates with easy access to those interstates. Each facility has a minimum of an 8,500 square foot building with three pitted service bays for lubrication service. In addition, a number of facilities also have two tire lanes. In the opinion of the Company, all of its properties are maintained in good operating condition and are adequate for the near future.

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

Audra Smith v. Michael Rouse, et al. and Yolanda Jackson v. Michael Rouse, et al.

Bandag has been named as one of numerous defendants in two wrongful death actions brought in the Circuit Court of Warren County, Mississippi: These cases arise from an explosion and fire which occurred on May 17, 2002, at a rubber recycling plant in Mississippi, operated by Rouse Rubber Co., (Rouse) killing five employees and seriously injuring at least seven others. Plaintiffs allege that a rubber recycling machine was dangerously designed or maintained, causing the explosion, and that Bandag may be passively liable as a “joint venturer” with Rouse. Bandag was named in the cases based on its majority ownership of Rouse prior to 1995. Bandag had only limited involvement with the equipment in question while it had an ownership interest in Rouse. Bandag did not manufacture, operate or repair the equipment in question.

Bandag was originally named as one of numerous defendants in the wrongful death actions brought in these two cases; however, Bandag was dismissed without prejudice from the Jackson case for tactical reasons. The Smith case claims compensatory damages of $40 million and punitive damages of $25 million. However, it is unclear from the pleadings whether the plaintiffs seek punitive damages from all defendants, including Bandag, or only from certain defendants, not including Bandag. Astec, the manufacturer of the dryer system that exploded, settled with the plaintiffs in apparently all cases for approximately $45 million. This settlement will apply as a credit to the remaining defendants. The case activity thus far has been focused on procedural disputes relating to proper venue. Consequently, discovery on liability has not begun in the Smith lawsuit.

Bandag has reached an agreement to settle with all known claimants, including those in Smith and Jackson, in consideration of the payment of a nominal amount. The parties are in the process of securing the courts’ approval of the settlement.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information concerning cash dividends declared and market prices of the Company’s Common Stock and Class A Common Stock for the last three fiscal years is as follows:

	2005	% Change	2004	% Change	2003
Dividends Declared Per Share
First Quarter	$0.330		$0.325		$0.320
Second Quarter	0.330		0.325		0.320
Third Quarter	0.330		0.325		0.320
Fourth Quarter	0.335		0.330		0.325

Total Year	$1.325	1.5	$1.305	1.6	$1.285

Stock Price Comparison(1)	Low		High	Low		High	Low		High
Common Stock
First Quarter	$43.26	--	50.35	$40.31	--	49.95	$28.45	--	39.72
Second Quarter	42.51	--	48.26	38.32	--	51.30	31.28	--	39.28
Third Quarter	41.89	--	47.93	42.91	--	48.20	32.85	--	38.49
Fourth Quarter	41.18	--	44.22	43.22	--	50.83	33.60	--	42.97
Year-end Closing Price			42.67			49.81			41.20
Class A Common Stock
First Quarter	$39.20	--	46.45	$39.86	--	47.71	$25.60	--	35.60
Second Quarter	37.70	--	43.36	35.38	--	46.98	29.80	--	36.30
Third Quarter	36.40	--	41.91	39.60	--	43.68	30.19	--	35.50
Fourth Quarter	35.60	--	37.62	39.10	--	46.69	30.55	--	41.20
Year-end Closing Price			36.05			46.33			40.40
(1)	High and low composite prices in trading on the New York and Chicago Stock Exchanges (ticker symbol BDG for Common Stock and BDGA for Class A Common Stock).

The approximate number of record holders of the Company’s Common Stock as of January 31, 2006 was 1,560, the number of record holders of Class A Common Stock was 1,082 and the number of record holders of Class B Common Stock was 184. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange. There is no established trading market for the Class B Common Stock.

Issuer Purchases of Equity Securities(1)

October 1, 2005 - December 31, 2005	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
Common Stock
October 1 - October 31	469	$42.55	469	799,141
November 1 - November 30	467	$43.60	467	758,648
December 1 - December 31	1,017	$42.76	1,017	717,370

Total	1,953	$42.91	1,953	717,370	(1)(2)

Class A Common Stock
October 1 - October 31	4,881	$36.84	4,881	799,141
November 1 - November 30	40,026	$36.74	40,026	758,648
December 1 - December 31	40,261	$36.43	40,261	717,370

Total	85,168	$36.60	85,168	717,370	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock, Class A Common Stock and/or Class B common Stock remaining to be purchased under the stock purchase program.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth certain Selected Financial Data for the periods and as of the dates indicated:

	2005	2004	2003	2002	2001
(In thousands, except per share data)
Net sales(1)	$914,640	$864,343	$826,354	$910,834	$960,569
Earnings before cumulative effect of
accounting change(2)(3)	49,479	66,880	60,200	50,053	43,434

Total assets(4)	$755,037	$730,727	$657,287	$616,128	$731,959
Long-term debt and other obligations	24,061	29,963	35,259	45,373	50,359
Earnings per share before cumulative
effect of accounting change
Basic	$2.55	$3.47	$3.14	$2.53	$2.11
Diluted	$2.52	$3.39	$3.11	$2.52	$2.10
Dividends Declared Per Share	$1.325	$1.305	$1.285	$1.265	$1.230

(1)	Certain prior year amounts in net sales and engineering, selling, administrative and other expenses were reclassified to conform with the current year presentation.
(2)	In 2001, includes charges of $3,400 pre-tax, $2,040 after-tax, related to costs associated with the closure of a domestic manufacturing facility and other non-recurring costs.
(3)	Includes goodwill amortization of $8,350 in 2001. Goodwill amortization was discontinued in 2002 due to the adoption of SFAS 142.
(4)	The decrease in total assets in 2002 is primarily due to the $49,607 charge reported as a cumulative effect of accounting change, resulting from the adoption of SFAS No. 142.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

OVERVIEW

General

The Company has three reportable operating segments – its Traditional Business which manufactures and sells precured tread rubber, equipment and supplies for retreading tires, Tire Distribution Systems, Inc. (TDS) which sells and maintains retread tires and new tires to principally commercial and industrial customers and Speedco, Inc. which provides quick-service truck lubrication and routine tire service through company-owned on-highway locations in the United States.

Bandag and its licensees have 920 franchise locations worldwide, with 34% located in the United States and 66% internationally. The majority of Bandag’s franchisees are independent operators of full service tire distributorships and the remaining are owned by either GCR, a Bridgestone wholly-owned company, or by TDS. The Traditional Business revenues primarily come from the sale of retread material and equipment to its franchisees. TDS offers complete tire management services including the complete line of Bandag retreads, new tires (commercial, retail and off-the-road), alignment and 24-hour road service. Speedco provides quick-service truck lubrication and routine tire service.

Bandag anticipates strengthening Speedco’s success by adding more locations and tire capability while not compromising Speedco’s deserved reputation for convenient, quick, quality service. A major component of the expansion is to modify all existing locations and build new locations to include a Bandag designed and developed high-speed tire sales and service capability. It is anticipated that most new locations will be built with a minimum of two high-speed tire lanes. The majority of the current locations are being modified to include two tire lanes with the exception of those locations where current sites are not large enough to add two lanes and the adjoining property is unavailable or cost prohibitive. Speedco had $39,640,000 in capital expenditures in 2005 and anticipates capital expenditures of $50,000,000 to $60,000,000 in 2006. Bandag anticipates that the costs associated with the start up of new locations and the expansion of tire lanes at existing locations will continue to put pressure on Speedco margins and costs which may offset the positive contribution of Speedco.

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

Trucking Industry

While shippers apply pressure to fleets from the service side, pressure on fleets from the cost side continues to intensify. High insurance costs, increased driver wages, new hours of service (HOS) rules, and higher fuel costs continue to increase the pressure on fleets to find ways to reduce costs.

The pressure to reduce costs and still meet shipper demands requires fleets to focus on increasing revenue through better asset utilization. Fleets are looking for ways to reduce costs and to reduce the assets that are used to generate revenues. They are focusing, not just on reduction of downtime, but on better utilization of downtime that is mandated through regulation (e.g. when the truck is down due to regulated driver rest time, fleets will seek to use that time for vehicle maintenance). Fleets, particularly truckload carriers, will likely focus more on preventive maintenance and other services and products, such as those provided by Bandag, that can provide more reliable utilization of their assets.

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

During 2005, the Company’s TDS segment acquired one retread plant and five commercial and retail outlets for $2,978,000. During 2004, the Company’s TDS segment acquired seven commercial and retail outlets and two retread plants for $4,163,000.

Sale of TDS Locations

Bandag’s TDS subsidiary sold or closed one location during 2005, 21 locations during 2004 and 44 locations during 2003. The Company considers TDS to be essential in order to protect Bandag’s distribution where no independent Bandag franchise exists. Bandag will continue to divest TDS locations where an independent Bandag dealer is willing to buy the location and when it is a sensible decision for the Company to sell. Bandag will also continue to purchase locations for TDS if it is necessary to maintain Bandag’s distribution in an area. In currently unprofitable locations where TDS must operate to maintain Bandag’s presence to serve its fleet customers, the Company intends to continue to improve operational efficiencies to achieve profitability.

During 2004, the Company’s TDS segment sold 19 locations with a net carrying value of $18,496,000 for cash of $13,407,000 and assumed liabilities of $4,251,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes and minority interest of $838,000 which was recorded in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings. During 2004, TDS also closed two locations.

The 2004 and 2003 divested and closed locations had net sales and loss before income taxes and minority interest as follows (in thousands):

	Year Ended December 31,
	2004	2003
Net sales	$60,504	$115,592
Loss before income taxes and minority interest	$(606)	$(2,627)

Outsourcing Agreement

On May 3, 2004 Bandag announced that Yellow Roadway Corporation elected on April 30, 2004 not to renew the existing Bandag outsourcing agreement for Roadway Express tire and wheel services in place since 1999 and, in accordance with the terms of the agreement, would be repurchasing the tire and wheel assets from Bandag. On July 9, 2004 Bandag received an initial payment of approximately $32,242,000 and received a final payment of approximately $1,781,000 on July 29, 2004. These tire and wheel assets had net carrying values of approximately $33,700,000 and $31,700,000 as of June 30, 2004 and December 31, 2003, respectively, and were classified with other current assets in the Company’s Condensed Consolidated Balance Sheets. Bandag’s annual revenues under the contract in 2003, including revenue derived from sales of retread materials to dealers performing services under the agreement, were approximately $27,500,000. Bandag estimated that the agreement contributed approximately $4,000,000 to consolidated net earnings in 2003, or approximately $0.21 per diluted share. The foregoing discussion concerning the economic contribution attributable to the Roadway Express agreement in 2003 overstated the potential financial impact to Bandag on the termination of the agreement since it did not take into account or reflect the contribution to earnings which Bandag recognized upon the investment of the proceeds derived from the sale of the tires and wheels to Yellow Roadway Corporation.

Sale of South Africa Operations

On December 1, 2004, the Company sold the business of Bandag in South Africa with a portion of the purchase price consisting of installment payments to be made over five years. In relation to the installment payments, Bandag is considered the “Primary Beneficiary” under FASB Interpretation No. 46, revised December 2003 (FIN 46R), “Consolidation of Variable Interest Entities” and therefore Bandag deferred recognition of the expected net loss. Effective December 1, 2005, Bandag is no longer considered the Primary Beneficiary and due to the foreign operations reporting on a one month lag, Bandag will record the net loss of approximately $16,500,000 or $0.83 diluted earnings per share in the first quarter of 2006. The loss is primarily due to the cumulative translation adjustment of approximately $14,200,000 that is recorded in the Bandag Consolidated Balance Sheet related to the South African operation. The loss will not affect Bandag’s cash flow, but rather will be an accounting entry which will reduce net earnings.

RESULTS OF OPERATIONS

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Speedco.

Net Sales

Consolidated net sales in 2005 increased $50,297,000, or 6%, from 2004. This included an increase of $27,643,000 of net sales for Speedco and an increase of $17,753,000 due to the effect of translating foreign currency denominated net sales into U.S. dollars. Net sales in the Traditional Business were also positively impacted by price increases. These increases in consolidated net sales were offset by a $32,273,000 decrease in TDS net sales primarily as a result of the divestitures in 2004. Retread unit volume in the Traditional Business was even with the prior year. The Company’s sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

Other Income

Other income in 2004 includes a gain of approximately $6,000,000 due to the sale of assets.

Gross Profit Margins

Consolidated gross profit margin for 2005 decreased 2.5 percentage points from 2004. Speedco’s gross profit margin declined 6.2 percentage points, primarily due to expenses associated with the start-up of new stores and the addition of tire lanes to existing facilities. Traditional Business gross profit margin decreased 4.2 percentage points from 2004, primarily due to higher raw material costs and a decline in the profitability of fleet contract business. TDS’ gross margin increased 2.4 percentage points.

Operating and Other Expenses

Consolidated operating and other expenses increased $4,608,000, or 2%, from 2004. Speedco operating and other expenses increased $11,358,000, primarily due to the additional stores and tire lanes. EMEA operating and other expenses were negatively impacted by $3,100,000 for charges related to a reduction in workforce. TDS operating and other expenses decreased $9,242,000 from 2004, primarily due to the divestitures in 2004.

Interest Income

Consolidated interest income increased $3,207,000 from 2004, primarily due to an increase in interest rates.

Income Taxes

The effective tax rate was 31.3% for 2005 as compared to 20.8% for 2004. The lower effective tax rate in 2004 was largely attributable to $7,200,000 of tax adjustments in 2004, resulting primarily from the reassessment of certain tax matters.

Net Earnings

Consolidated net earnings in 2005 were $49,479,000, or $2.52 per diluted share, as compared to $66,880,000, or $3.39 per diluted share in 2004. Consolidated net earnings in 2004 included $3,700,000, or $0.19 per diluted share, due to the sale of assets. Consolidated net earnings in 2004 were also favorably impacted by $7,200,000, or $0.37 per diluted share, for the resolution and reassessment of certain tax matters.

TRADITIONAL BUSINESS

North America

The Company’s Traditional Business operations located in the United States and Canada, together with Open Road Technologies, are integrated and managed as one unit, which is referred to internally as North America. North America sells to independent dealers as well as to TDS and other subsidiaries. Sales to TDS and other subsidiaries are eliminated in consolidation. Accordingly, as TDS locations are divested and become unaffiliated Bandag customers, sales to independent dealers should benefit.

The table below depicts the breakout of North America’s retread product sales between TDS and independent dealers:

(in thousands)	Year Ended December 31,
Retread Product Sales	2005	2004	Increase (Decrease)
Sales to Independent Dealers	$401,930	$355,305	13.1%
Sales to TDS	16,740	24,253	-31.0%

Total Retread Product Sales	$418,670	$379,558	10.3%

The increase in retread product sales to independent dealers is due to several factors, including price increases in December 2004 and May 2005, a 3% increase in retread material unit volume, increased sales to independent dealers that purchased TDS locations and the positive effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of approximately $3,819,000. Retread product sales increased at a higher rate than the unit volume increased due to the impact of price increases in December 2004 and May 2005. The decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations.

Higher raw material costs and a decline in the profitability of fleet contract business primarily resulted in a 5.5 percentage point decrease in North America’s gross profit margin in 2005 as compared to 2004. North America increased prices in December 2004, May 2005 and November 2005 to partially offset the increased raw material prices. The November 2005 price increase did not have a material impact on 2005 gross margins. Continued margin pressure is expected in 2006.

North American operating and other expenses in 2005 were $6,570,000, or 6%, lower than 2004 expenses. North American operating expenses in 2004 included $2,400,000 of expenses related to Quality Designs Systems, Inc. (QDS) which was divested in December 2004. North American operating and other expenses in 2004 were negatively impacted by a $1,100,000 adjustment related to a reassessment of sales tax accruals. North American other income in 2004 was positively impacted by a gain on sale of assets of approximately $6,000,000, which included a gain of $1,937,000 from the sale of certain assets of QDS and a gain of approximately $3,400,000 from the sale of the Chino, California facility. North America recorded income before income taxes and minority interest of $63,026,000 in 2005 as compared to $72,529,000 in 2004.

EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA increased $709,000, or 1%, from 2004, on a 7% decrease in volume. The increase in net sales is primarily due to the effect of translating foreign currency denominated net sales to U.S. dollars of approximately $1,392,000 and increased selling prices. The primary reason for the decline in retread material unit volume was the loss of several dealers during 2004. Gross profit margin increased 0.6 percentage points from 2004, primarily due to price increases targeted to improve margins.

Operating and other expenses increased $3,628,000, or 12%, from 2004, primarily due to charges of $3,100,000 for a reduction in workforce. EMEA recorded a loss before income taxes and minority interest of $262,000 in 2005 as compared to income on the same basis of $2,789,000 in 2004.

International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa and royalties from a licensee in Australia, are combined under one management group referred to internally as International. International net sales increased $18,712,000, or 18%, from 2004. Retread material unit volume decreased 5% from 2004 which includes a 12% decrease in volume in Brazil. The primarily reason for the decline in retread material unit volume in Brazil was the loss of several dealers during 2004. Net sales were positively impacted by price increases and by $12,542,000 due to the effect of translating foreign currency denominated net sales to U.S. dollars. Gross profit margin decreased 2.6 percentage points from 2004, primarily due to higher raw material costs.

Operating and other expenses increased $3,849,000, or 16%, from 2004, primarily due to the higher translated value of the foreign Brazilian Real. International recorded earnings before income taxes and minority interest of $14,821,000 in 2005 as compared to $14,886,000 in 2004.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales decreased $32,273,000, or 16%, as compared to 2004, primarily due to the divestitures and closures in 2004. TDS net sales were positively impacted by higher prices and an increase in service revenue and new tire sales.

The divested and closed locations had net sales and a loss before income taxes and minority interest of $60,504,000 and $600,000, respectively, for 2004.

TDS gross profit margin increased 2.4 percentage points from 2004 primarily due to higher selling prices and increased service revenue, which has higher margins.

Operating and other expenses decreased $9,242,000, or 18%, primarily due to the divestitures in 2004. Operating and other expenses were positively impacted by a decrease in reserves for insurance. TDS recorded earnings before income taxes and minority interest of $6,584,000 in 2005 as compared to $1,506,000 in 2004.

See “OVERVIEW – Sale of TDS locations” hereunder for a discussion of the sale of TDS locations in 2004.

SPEEDCO, INC.

The net sales of Speedco, which was acquired February 13, 2004, and its six licensees which were acquired June 10, 2004, increased $27,643,000, or 50%, for 2005. The increase in net sales is primarily due to an increase in volume at existing locations, the addition of two facilities and the addition of tire lanes to eighteen existing facilities. Gross profit margin decreased 6.2 percentage points and operating and other expenses increased $11,358,000. The decrease in gross profit margin and the increase in operating and other expenses are primarily due to the additional facilities and the installation of tire lanes.

Speedco recorded earnings before income taxes and minority interest of $581,000 in 2005 as compared to $6,249,000 in 2004. The decrease is primarily due to the additional facilities and the installation of tire lanes at existing facilities.

OTHER

The Company’s Other segment consists of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses increased $1,676,000 primarily due to net foreign exchange gains and losses on U.S. denominated investments. Consolidated interest income increased $3,207,000 from 2004, primarily due to an increase in interest rates.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

RESULTS OF OPERATIONS

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Speedco.

Net Sales

Consolidated net sales in 2004 increased $37,989,000, or 5%, from 2003. This included $55,065,000 of net sales provided by Speedco and an increase of $20,223,000 due to the effect of translating foreign currency denominated net sales into U.S. dollars. These increases in consolidated net sales were offset by a $38,932,000 decrease in TDS net sales primarily as a result of the divestitures and closures in 2004 and 2003. The Company’s sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

Other Income

Other income in 2004 includes a gain of approximately $6,000,000 due to the sale of assets.

Gross Profit Margins

Consolidated gross profit margin for 2004 decreased 0.6 percentage points from 2003. Gross profit margin was negatively impacted by higher raw material costs in the Traditional Business.

Operating and Other Expenses

Consolidated operating and other expenses increased $16,079,000, or 7%, from 2003. The increase in consolidated operating and other expenses was substantially impacted by $14,943,000 of expenses related to the Speedco operations in 2004 and a decrease in TDS operating and other expenses of $13,239,000 which primarily resulted from the divestitures and closures. Consolidated operating and other expenses were also negatively impacted by higher personnel costs and the higher translated value of the Euro, Brazilian Real and the South African Rand.

Net Earnings

Consolidated earnings before income taxes and minority intererst increased $1,002,000, or 1%, from 2003. Consolidated net earnings in 2004 were $66,880,000, or $3.39 per diluted share, as compared to $60,200,000, or $3.11 per diluted share in 2003. Consolidated net earnings in 2004 includes $3,700,000, or $0.19 per diluted share, due to the sale of assets. Consolidated net earnings in 2004 were also favorably impacted by $7,200,000, or $0.37 per diluted share, for the resolution and reassessment of certain tax matters. Consolidated net earnings in 2003 included favorable tax adjustments of $3,000,000, or $0.15 per diluted share, due to the resolution of certain tax matters.

TRADITIONAL BUSINESS

North America

North America sells to independent dealers as well as to TDS and other subsidiaries. Sales to TDS and other subsidiaries are eliminated in consolidation. Accordingly, as TDS locations are divested and become unaffiliated Bandag customers, sales to independent dealers should benefit.

The table below depicts the breakout of North America’s retread product sales between TDS and independent dealers:

(in thousands)	Year Ended December 31,
Retread Product Sales	2004	2003	Increase (Decrease)
Sales to Independent Dealers	$355,305	$343,687	3.4%
Sales to TDS	24,253	31,341	-22.6%

Total Retread Product Sales	$379,558	$375,028	1.2%

Retread product sales to independent dealers were influenced by several factors, including increased sales to independent dealers that purchased TDS locations and the positive effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of approximately $4,021,000. Retread product sales for 2004 were negatively impacted by a decrease in volume of 1%, a portion of which is attributed to the loss of the Roadway business. The decrease in retread product sales to TDS is primarily due to the divestitures and closures of TDS locations. Net sales were positively impacted by an adjustment of approximately $1,445,000 related to a reassessment of dealer marketing program accruals. North America other sales decreased $10,811,000, which is primarily due to the loss of the Roadway business.

Higher raw material costs and lower volume primarily resulted in a 2.9 percentage point decrease in North America’s gross profit margin in 2004 as compared to 2003.

North American operating and other expenses in 2004 were $1,840,000, or 2%, higher than 2003 expenses. North America operating and other expenses were negatively impacted by a $1,100,000 adjustment related to a reassessment of sales tax accruals. North America other income was positively impacted by a gain on sale of assets of approximately $6,000,000, which included a gain of $1,937,000 from the sale of certain assets of QDS and a gain of approximately $3,400,000 from the sale of the Chino, California facility. Lower gross profit margin and increased operating and other expenses primarily resulted in a decrease for North America of $5,995,000 in earnings before income taxes and minority interest for 2004 as compared to 2003.

EMEA

Net sales in EMEA increased $7,625,000, or 9%, from 2003, on a 5% decrease in volume. The increase in net sales is substantially due to the effect of translating foreign currency denominated net sales to U.S. dollars of approximately $10,960,000. Gross profit margin increased 1.7 percentage points from 2003, primarily due to price increases targeted to improve margins.

Operating and other expenses increased $4,662,000, or 17%, from 2003, primarily due to the higher translated value of the Euro and higher personnel related costs. Primarily as a result of higher operating expenses, partially offset by higher net sales and gross margin, EMEA recorded income before income taxes and minority interest of $2,789,000 in 2004 as compared to $3,442,000 in 2003.

International

International net sales increased $12,199,000, or 13%, from 2003 on a 4% increase in volume. Net sales were positively impacted by approximately $5,242,000 due to the effect of translating foreign currency denominated net sales to U.S. dollars and by price increases in Brazil. Gross profit margin for 2004 decreased slightly from the prior year.

Operating and other expenses increased $2,506,000, or 12%, from 2003, primarily due to the higher translated value of the foreign Brazilian Real and the South African Rand. Primarily as a result of higher net sales, partially offset by higher operating and other expenses, earnings before income taxes and minority interest increased $1,784,000 in 2004 as compared to 2003.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales decreased $38,932,000, or 16%, as compared to 2003, primarily due to the divestitures and closures, throughout 2004 and 2003. These divested and closed locations had sales of approximately $60,504,000 and $115,592,000 for 2004 and 2003, respectively. TDS gross profit margin increased 0.4 percentage points from 2003.

Operating and other expenses decreased $13,239,000, or 21%, primarily due to the divestitures and closures partially offset by the loss on divestitures of $838,000. TDS recorded earnings before income taxes and minority interest of $1,506,000 in 2004 as compared to a loss, on the same basis, of $3,017,000 in 2003.

See “OVERVIEW – Sale of TDS locations” hereunder for a discussion of the sale of TDS locations in 2004.

SPEEDCO, INC.

Speedco, which was acquired February 13, 2004, and its six licensees which were acquired June 10, 2004, had net sales for 2004 of $55,065,000. Speedco recorded earnings before income taxes and minority interest of $6,249,000 for 2004.

OTHER

The Company’s Other segment consists of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses were negatively impacted by increased professional fees and personnel related costs and the higher translated value of the Euro, Brazilian Real and South African Rand.

IMPACT OF INFLATION AND CHANGING PRICES

Historically, it has generally been the Company’s practice to adjust its selling prices and sales allowances to reflect changes in production and raw material costs in order to maintain its gross profit margin. To soften the impact of higher raw material costs caused by increases in oil prices the Company increased selling prices in the United States and Canada effective December 1, 2004, May 1, 2005 and November 1, 2005, and increased selling prices in some foreign locations during the year. The Company may continue to increase prices if raw material costs rise further; however, due to competitive pressure and the decreasing difference between the price on a Bandag retread and a substitute new tire, the Company believes its ability to continue to pass on such increases may be diminished. The ability of the Company to raise prices does not eliminate its exposure to pricing risks on its fleet contract business due to the terms of the agreements.

Replacement of fixed assets requires a greater investment than the original asset cost due to the impact of general price level increases over the useful lives of plant and equipment. This increased capital investment would result in higher depreciation charges affecting both inventories and cost of products sold.

FINANCIAL CONDITION

Liquidity and Capital Resources

Prior to June 30, 2005, the Company classified auction rate securities as part of cash and cash equivalents. The Company has determined that such securities do not technically meet the Generally Accepted Accounting Principles definition of cash and cash equivalents and therefore, now classifies these securities as investments. The December 31, 2004 balance of $136,115,000 has been reclassified in the Consolidated Balance Sheet to conform with this presentation. Certain other prior period amounts in the Consolidated Statements of Cash Flows have been reclassified to conform with this presentation. At December 31, 2005, the Company had cash and cash equivalents of $97,071,000 as compared to $66,646,000 at December 31, 2004. The sale of tire and wheel assets discussed under “Overview – Outsourcing Agreement” contributed $34,023,000 to 2004 cash and cash equivalents. At December 31, 2005, the Company had investments of $60,150,000, as compared to $136,115,000 at December 31, 2004. The Company’s ratio of total current assets to total current liabilities was 2.9 to 1 at December 31, 2005 with current assets exceeding current liabilities by $311,597,000. The Company believes it has an adequate cash balance for future cash needs.

Net cash provided by operating activities for the twelve months ended December 31, 2005 was $56,983,000 as compared to $95,085,000 for the same period of 2004. The decrease in net cash provided by operating activities for 2005 is primarily due to a decrease in net earnings and increases in accounts receivable and inventories. The increase in accounts receivable is primarily due to the price increases. The increase in inventory is primarily due to the increased raw material costs.

The Company typically funds its capital expenditures from operating cash flows. During 2005, the Company spent $65,647,000 for capital expenditures as compared to $45,150,000 in 2004. The Company anticipates capital expenditures of $90,000,000 to $105,000,000 in 2006. The increase in capital expenditures in 2004, 2005 and 2006 is primarily due to expenditures made and to be made by Speedco for new facilities and expansion of existing facilities.

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

The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company’s maturities of investments exceeded purchases by $75,965,000 during 2005, resulting in total investments of $60,150,000 as of December 31, 2005.

As of December 31, 2005, the Company had available uncommitted and committed lines of credit totaling $72,040,000 in the United States for working capital purposes. Also, the Company’s foreign subsidiaries had approximately $33,190,000 in credit and overdraft facilities available to them. From time to time during 2005, the Company borrowed funds to supplement operational cash flow needs or to settle intercompany transactions. The Company’s long-term liabilities totaled $24,061,000 at December 31, 2005, which is approximately 4% of the combined total of long-term liabilities and shareholders’ equity; and is a decrease of $5,902,000 from December 31, 2004.

During the year, the Company paid $16,938,000 on short-term notes payable and long-term obligations compared to $7,368,000 in 2004.

Cash dividends totaled $25,774,000 in 2005 compared to $25,164,000 in 2004. Cash dividends per share declared were $1.325 in 2005 compared to $1.305 in 2004.

During the year, the Company purchased 210,443 shares of Common Stock and Class A Common Stock at an average purchase price of $38.27 per share, as compared to the purchase of 74,765 shares of Common Stock and Class A Common Stock at an average price of $38.03 for 2004.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Following is a summary of the Company’s commitments as of December 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	After 2010
Long-term debt	$11,429	$5,714	$5,715	$--	$--
Interest on long-term debt	1,114	743	371	--	--
Operating leases	48,929	9,900	12,672	7,295	19,062
Raw material purchase commitments	240,686	166,686	74,000	--	--
Pension(1)	6,755	965	1,930	1,930	1,930
Post retirement medical liability(1)	8,716	485	985	969	6,277
DMR commitments(2)	4,650	1,075	2,075	1,500	--
Other obligations	19,267	9,152	4,070	2,019	4,026

Total contractual obligations	$341,546	$194,720	$101,818	$13,713	$31,295

	Total Amounts	Amount of Commitments Expiration Per Period
Other Commercial Commitments	Committed	2006	2007-2008	2009-2010	After 2010
Standby Letters of Credit(3)	$19,179	$19,179	$--	$--	$--

(1)	Future pension contributions are expected to approximate 2006 estimates of $965. Post retirement medical contributions are expected to approximate 2006 estimates of $485.
(2)	The Company has entered into various agreements with certain customers and is obligated to reimburse those customers an amount based on an increase in sales volume. The actual payments will range from $0 to the total obligated amounts.
(3)	Standby letters of credit are provided to the Company’s insurance administrators to cover costs associated with self insurance liabilities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

The Company is exposed to market risk from changes in interest rates, foreign exchange rates, and commodity prices. To mitigate such risks, the Company enters into various derivative transactions. All derivative transactions are authorized and executed pursuant to clearly defined Company policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes. Analytical techniques and selective derivative instruments are applied to manage and monitor such market exposures.

Foreign Currency Exposure

Foreign currency exposures arising from cash flow transactions include firm commitments and anticipatory transactions. Translation exposure is also part of the overall foreign exchange risk. The Company’s exposure to foreign currency risks exists primarily with the Brazilian real, Canadian dollar, Mexican peso and European Union euro. The Company regularly enters into foreign currency contracts primarily using foreign exchange forward contracts and options to manage the foreign currency risks associated with most of its firm commitment exposures. The Company also employs foreign exchange forward contracts as well as option contracts to manage the foreign currency risks associated with approximately 40% — 60% of its anticipated future cash flow transactions within the coming twelve months. The notional amount of these contracts at December 31, 2005 and 2004 were $146,000 and $4,293,000, respectively. The Company also limits its exposure to foreign currency fluctuations by entering into offsetting asset or liability positions and by establishing and monitoring limits on unmatched positions. The Company’s pre-tax earnings from foreign subsidiaries and affiliates translated into U.S. dollars using a weighted-average exchange rate was $16,720,000 and $16,946,000 for the years ending December 31, 2005 and 2004, respectively. On that basis, the potential loss in the value of the Company’s pre-tax earnings from foreign subsidiaries resulting from a hypothetical 10% adverse change in foreign currency exchange rates would have been $1,508,000 in 2005 and $1,540,000 in 2004.

The Company also has foreign currency exposure arising from the translation of the Company’s net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed as a result of its investment in foreign subsidiaries are the European euro, Brazilian real, Mexican peso, Canadian dollar and South African rand. A 10% change in foreign currency exchange rates from balance sheet date levels would have impacted the Company’s net foreign investments by $11,773,000 and $10,744,000 at December 31, 2005 and 2004, respectively.

Interest Rate Exposure

In order to mitigate the impact of fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long-term basis. At December 31, 2005 and 2004, the Company had outstanding debt of $11,429,000 and $17,143,000, respectively. At December 31, 2005 and 2004, the fair value of the Company’s debt was $11,686,000 and $17,734,000, respectively. In addition, at December 31, 2005 and 2004, the fair value of securities held for investment was $73,198,000 and $148,727,000, respectively. The fair value of the Company’s total long-term debt and its securities held for investment would not be materially affected by a hypothetical 10% adverse change in interest rates. Therefore, the effects of interest rate changes on the fair value of the Company’s financial instruments are limited. Securities held for investment primarily consist of obligations of states and political subdivisions of a short-term nature.

Commodities Exposure

Due to the nature of its business, the Company procures almost all of its synthetic rubber, which is the predominant raw material used in manufacturing tire tread, at quarterly fixed rates using contracts with the Company’s main suppliers. Historically, the Company increases its selling prices and sales allowances to reflect significant changes in commodity costs; however, due to competitive pressures and the decreasing difference between the price on a Bandag retread and a substitute new tire, the Company believes its ability to continue to pass on such increases may be diminished. To soften the impact of higher raw material costs caused by increases in oil prices, the Company increased selling prices in the United States and Canada effective December 1, 2004, May 1, 2005 and November 1, 2005 and increased selling prices in some foreign locations during the year. Therefore, the Company’s exposure is limited to the extent selling price increases fail to offset increases in commodity costs. The ability of the Company to raise prices does not eliminate its exposure to pricing risks on its fleet contract business due to the terms of the related agreements.

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

Bandag also extends credit in North America to customers in the trucking and transportation industry. Credit is extended to large national and regional customers on a contractual basis through Bandag. Smaller regional and local trucking customers are provided credit through TDS and Speedco.

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

Goodwill and Trade Name Asset Valuation

While goodwill is not amortized, it is subject to periodic reviews for impairment. The Company utilizes discounted cash flow methods to review the carrying value of goodwill and trade name assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit’s goodwill and trade name assets’ fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and trade name assets that totaled $30,987,000 at December 31, 2005; however, the current fair values of the Company’s reporting unit’s goodwill and trade name assets are in excess of carrying values.

Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary timing differences between the tax and financial statement basis of assets and liabilities. At December 31, 2005, the Company had net deferred tax assets of $33,833,000. This balance consists of approximately $40,073,000 of net deferred tax assets primarily related to the timing of income and deductions for tax versus books, and $6,240,000 of net deferred tax liabilities primarily related to the unremitted earnings of foreign subsidiaries. Deferred taxes on the unremitted earnings of foreign subsidiaries are provided under the assumption that all profits of the foreign subsidiaries will be repatriated to the United States and all foreign taxes paid will be available to offset United States taxes. In addition, any deferred tax asset is reviewed annually to determine the probability of realizing the asset. If it is determined unlikely that the asset will be fully realized in the future, a valuation allowance is established against the asset. Refer to Note 11 of the consolidated financial statements for further details.

The Company believes it has a reasonable basis in the tax law for all of the positions it takes on the various federal, state and foreign tax returns it files. However, in recognition of the fact that various taxing authorities may not agree with the Company’s position on certain issues, that the cost of litigation in maintaining the positions that the Company has taken on various issues might be significant, and that the taxing authorities may prevail in their attempts to overturn such positions, the Company maintains tax reserves. These reserves, the potential issues they are intended to cover, as well as their adequacy to do so, are reviewed both internally and with outside tax professionals on a regular and frequent basis. Periodic adjustments are made to such reserves to reflect the lapsing of statutes of limitations, closings of ongoing examinations or commencement of new examinations, and changes in tax law or interpretations of tax law.

The Company has completed a preliminary analysis of the repatriation provisions provided by the American Jobs Creation Act (the Act) that was signed into law on October 22, 2004. The Act created a special one-time tax deduction relating to the repatriation of certain foreign earnings during either 2005 or 2004. It was determined that the Act provided no benefit to the Company for any foreign earnings repatriated during the years ended December 31, 2005 and 2004, and therefore no amounts have been recognized in the financial statements under the repatriation provision.

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

Under the DMR Program, the Company provides financial assistance primarily in the form of DMR promissory notes from the dealer to Bandag. The proceeds from the promissory notes can only be used by the dealer toward the acquisition of equipment (including equipment sold by the Company), service vehicles, facility expansions and other items aligned with Company goals. The notes have a term of up to five years. However, if the dealer achieves a business objective, typically purchasing a specified amount of tread rubber each year, then the Company forgives either part or all of the principal and interest for that year. The Company records a reduction in sales for the costs of the program as financial assistance is provided. The DMR reserve at December 31, 2005, 2004, and 2003 was $13,622,000, $14,189,000 and $15,529,000, respectively. In 2005, 2004 and 2003, DMR costs of $9,236,000, $7,830,000 and $4,905,000, respectively, were recorded as a reduction of sales. For those DMR agreements that do not include notes, the Company records expense and a corresponding liability, or discloses such agreements in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

An important element in determining the Company’s pension income or expense in accordance with SFAS No. 87 is the expected return on assets. The Company’s long-term rate of return assumption for its United States plans remains 7.0% as of December 31, 2005. This assumption is based on expected marginal returns in the equity and fixed income markets. The Company has historically had returns in excess of 7.0%; however, the Company has experienced losses in two of the last five years. The Company believes the assumption of future returns is reasonable.

Each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments. The discount rate for December 31, 2005 was 5.50%.

For the years ended December 31, 2005 and 2004, the Company recognized consolidated pre-tax pension expense of $4,751,000 and $3,976,000, respectively. The Company estimates pension expense will be approximately $4,900,000 for 2006. Refer to Note 15 of the consolidated financial statements for further details.

A 50 basis point increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by approximately $10,411,000 at December 31, 2005, and decreased pension and postretirement benefit costs by approximately $445,000. A 50 basis point decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by approximately $11,710,000 at December 31, 2005, and increased pension and postretirement benefit costs by approximately $480,000. A 50 basis point increase or decrease in the assumed expected long-term rate of return on plan assets would have decreased or increased pension costs by approximately $515,000 for 2005, respectively.

NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is currently evaluating the impact of adopting SFAS No. 123(R) but does not expect a material impact.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Operations and Financial Condition,” which is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Management	30
Report of Independent Registered Public Accounting Firm - Internal Control
Over Financial Reporting	31
Report of Independent Registered Public Accounting Firm - Consolidated
Financial Statements	32
Consolidated Balance Sheets as of December 31, 2005 and 2004	33
Consolidated Statements of Earnings for the years ended
December 31, 2005, 2004 and 2003	35
Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003	36
Consolidated Statements of Changes in Shareholders' Equity for the years ended
December 31, 2005, 2004 and 2003	37
Notes to Consolidated Financial Statements	39

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

Our control environment is the foundation for our system of internal controls over financial reporting and is embodied in our Global Ethics Policy. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal controls over financial reporting are supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2005.

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
/s/ Jeffrey C. Pattison
Jeffrey C. Pattison
Corporate Controller
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Bandag, Incorporated

We have audited management’s assessment, included in the accompanying Report of Management, that Bandag, Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bandag, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Bandag, Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bandag, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bandag, Incorporated as of December 31, 2005 and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity for each of the years ended December 31, 2005, 2004 and 2003, and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois

February 28, 2006

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Bandag, Incorporated

We have audited the accompanying consolidated balance sheets of Bandag, Incorporated as of December 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity for each of the years ended December 31, 2005, 2004 and 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bandag Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois

February 28, 2006

Bandag, Incorporated
Consolidated Balance Sheets

	December 31
In thousands	2005	2004
Assets
Current Assets
Cash and cash equivalents	$97,071	$66,646
Investments - Note 5	60,150	136,115
Accounts receivable, less allowance
(2005 - $13,782; 2004 - $14,734)	174,017	157,809
Inventories:
Finished products	67,973	55,056
Material and work in process	16,695	14,836

	84,668	69,892
Deferred income tax assets - Note 11	38,604	35,340
Prepaid expenses and other current assets	21,356	20,453

Total Current Assets	475,866	486,255
Property, Plant and Equipment, on the basis of cost:
Land	27,432	20,935
Buildings and improvements	170,103	147,613
Machinery and equipment	357,879	353,452
Construction and equipment installation in progress	28,690	12,008

	584,104	534,008
Less allowances for depreciation and amortization	(374,464)	(363,990)

	209,640	170,018
Goodwill	18,587	18,421
Intangible assets, less accumulated amortization
(2005 - $3,619; 2004 - $2,780)	14,362	14,033
Other assets	36,582	42,000

Total Assets	$755,037	$730,727

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Balance Sheets (continued)

	December 31
In thousands	2005	2004
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$45,794	$33,138
Accrued employee compensation and benefits	33,695	38,412
Accrued marketing expenses	24,914	28,288
Other accrued expenses	35,523	31,462
Dividends payable	6,515	6,418
Income taxes payable	2,477	2,995
Short-term notes payable and current portion of other obligations	15,351	17,845

Total Current Liabilities	164,269	158,558
Long-term debt and other obligations - Note 6	24,061	29,963
Deferred income tax liabilities	4,771	7,502
Minority interest	2,779	2,417
Shareholders’ Equity - Note 14
Common Stock; $1.00 par value; authorized 21,500,000 shares;
Issued and outstanding - 9,129,060 shares in 2005; 9,117,212 shares in 2004	9,129	9,117
Class A Common Stock; $1.00 par value; authorized 50,000,000 shares;
Issued and outstanding - 9,388,786 shares in 2005; 9,416,058 shares in 2004	9,389	9,416
Class B Common Stock; $1.00 par value; authorized 8,500,000 shares;
Issued and outstanding - 917,563 shares in 2005, 918,591 shares in 2004	918	919
Additional paid-in capital	37,191	29,334
Retained earnings	529,372	513,152
Accumulated other comprehensive loss:
Minimum pension liability	(1,019)	(495)
Foreign currency translation adjustment	(25,823)	(29,156)

	(26,842)	(29,651)

Total Shareholders’ Equity	559,157	532,287

Total Liabilities and Shareholders’ Equity	$755,037	$730,727

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Earnings

	Year Ended December 31
In thousands, except per share data	2005	2004	2003
Income
Net sales	$914,640	$864,343	$826,354
Other	6,299	12,305	4,695

	920,939	876,648	831,049
Cost and Expenses
Cost of products sold	598,433	543,956	514,977
Engineering, selling, administrative and other expenses	255,291	250,683	234,604

	853,724	794,639	749,581
Income from Operations	67,215	82,009	81,468
Interest income	8,090	4,883	4,835
Interest expense	(1,951)	(1,990)	(2,403)

Earnings Before Income Taxes and Minority Interest	73,354	84,902	83,900
Income taxes - Note 11	22,954	17,648	23,700
Minority interest	921	374	--

Net Earnings	$49,479	$66,880	$60,200

Net Earnings Per Share - Note 12
Basic	$2.55	$3.47	$3.14

Diluted	$2.52	$3.39	$3.11

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31
In thousands	2005	2004	2003
Operating Activities
Net earnings	$49,479	$66,880	$60,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation expense	26,302	27,182	26,229
Change in deferred income taxes	(2,590)	(89)	1,558
Stock compensation expense, net of forfeitures	2,690	2,656	1,725
Other	5,100	4,325	401
Change in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable	(18,452)	7,426	2,843
Inventories	(12,892)	(6,304)	(3,657)
Prepaid expenses and other accrued expenses	(3,896)	(9,994)	2,657
Other assets	--	--	(4,887)
Accounts payable and other accrued expenses	11,954	15,705	(3,979)
Income taxes payable	(712)	(12,702)	(4,968)

Net Cash Provided by Operating Activities	56,983	95,085	78,122
Investing Activities
Additions to property, plant and equipment	(65,647)	(45,150)	(17,563)
Proceeds from dispositions of property, plant and equipment	2,219	5,920	1,298
Purchases of investments	(1,163,465)	(1,116,990)	(1,013,640)
Maturities of investments	1,239,430	1,070,525	986,584
Payments for acquisitions of businesses	(2,978)	(73,488)	--
Proceeds from divestitures of businesses	2,251	15,255	21,315
Proceeds from sale of tire and wheel assets	--	34,023	--

Net Cash Provided by (Used in) Investing Activities	11,810	(109,905)	(22,006)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(16,938)	(7,368)	(7,066)
Proceeds from short-term notes payable	6,645	--	--
Cash dividends	(25,774)	(25,164)	(24,595)
Purchases of Common, Class A and Class B Stock	(8,053)	(2,844)	(238)
Stock Options Exercised	2,235	4,154	1,300

Net Cash Used in Financing Activities	(41,885)	(31,222)	(30,599)
Effect of exchange rate changes on cash and cash equivalents	3,517	1,554	4,538

Increase (Decrease) in Cash and Cash Equivalents	30,425	(44,488)	30,055
Cash and cash equivalents at beginning of year	66,646	111,134	81,079

Cash and Cash Equivalents at End of Year	$97,071	$66,646	$111,134

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock Issued and Outstanding		Class A Common Stock Issued and Outstanding		Class B Common Stock Issued and Outstanding		Additional Paid-In	Retained	Accumulated Other Compre- hensive	Compre- hensive
In thousands, except share data	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Income
Balance at December 31, 2002	9,078,798	$9,079	9,150,967	$9,151	921,985	$922	$13,034	$439,009	$(49,844)
Net earnings for the year								60,200		$60,200
Other comprehensive income,
net of tax - adjustment for
foreign currency translation									12,851	12,851
Other comprehensive income,
net of tax - adjustment for
minimum pension liability									(601)	(601)

Comprehensive income for the year										$72,450

Cash dividends - $1.285 per share								(24,726)
Conversion of Class B Common
Stock to Common Stock - Note 14	3,297	3			(3,297)	(3)
Class A Common Stock issued
under Stock Award Plan - Note 14			21,400	21			171
Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 15	20,814	21	23,140	23			1,251
Purchases of Common Stock and
Class A Common Stock	(3,164)	(3)	(3,491)	(3)			(6)	(226)
Stock options exercised under
Stock Award Plan - Note 14			57,740	58			1,243
Stock option expense							2,210

Balance at December 31, 2003	9,099,745	$9,100	9,249,756	$9,250	918,688	$919	$17,903	$474,257	$(37,594)
Net earnings for the year								66,880		$66,880
Other comprehensive income, -
adjustment for foreign
currency translation									7,837	7,837
Other comprehensive income,
net of tax - adjustment for
minimum pension liability									106	106

Comprehensive income for the year										$74,823

Cash dividends - $1.305 per share								(25,322)
Conversion of Class B Common
Stock to Common Stock - Note 14	97				(97)
Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 14	(950)	(1)	(950)	(1)			(66)
Forfeitures of Class A Common
Stock under Stock Award
Plan - Note 14			(149)				(1)
Class A Common Stock issued
under Stock Award Plan,
including tax benefit of
$295 - Note 14			47,378	47			930
Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 15	21,319	21	21,773	22			1,945
Restricted Stock Units and
Stock Appreciation Rights
issued under Stock Grant
& Awards Plan - Note 14							36
Purchases of Common Stock and
Class A Common Stock	(2,999)	(3)	(71,766)	(72)			(105)	(2,663)
Stock options exercised under
Stock Award Plan, including
tax benefit of $799 -
Note 14			170,016	170			6,051
Stock option expense							2,641

Balance at December 31, 2004	9,117,212	$9,117	9,416,058	$9,416	918,591	$919	$29,334	$513,152	$(29,651)

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (continued)

	Common Stock Issued and Outstanding		Class A Common Stock Issued and Outstanding		Class B Common Stock Issued and Outstanding		Additional Paid-In	Retained	Accumulated Other Compre- hensive	Compre- hensive
In thousands, except share data	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Income
Balance at December 31, 2004	9,117,212	$9,117	9,416,058	$9,416	918,591	$919	$29,334	$513,152	$(29,651)
Net earnings for the year								49,479		$49,479
Other comprehensive income,
net of tax of $2,170-
adjustment for foreign
currency translation									3,333	3,333
Other comprehensive income,
net of tax - adjustment for
minimum pension liability									(524)	(524)

Comprehensive income for the year										$52,288

Cash dividends - $1.325 per share								(25,871)
Conversion of Class B Common
Stock to Common Stock - Note 14	1,028	1			(1,028)	(1)
Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 14	(855)	(1)	(855)	(1)			(67)
Forfeitures of Class A Common
Stock under Stock Award
Plan - Note 14			(118)				(3)
Forfeitures of Class A Common
Stock under Stock Grant &
Awards Plan - Note 14			(560)	(1)			(4)
Class A Common Stock issued
under Stock Award Plan,
including tax of $33 - Note 14			23,253	23			1,068
Class A Common Stock issued
under Stock Grant & Awards
Plan - Note 14			41,156	41			455
Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 15	18,521	19	20,034	20			1,620
Restricted Stock Units and
Stock Appreciation Rights
issued under Stock Grant
& Awards Plan - Note 14							78
Purchases of Common Stock and
Class A Common Stock	(6,846)	(7)	(203,597)	(203)			(455)	(7,388)
Stock options exercised under
Stock Award Plan, including
tax benefit of $356 - Note 14			93,415	94			2,498
Stock option expense							2,667

Balance at December 31, 2005	9,129,060	$9,129	9,388,786	$9,389	917,563	$918	$37,191	$529,372	$(26,842)

See notes to consolidated financial statements.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts and transactions of all subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign subsidiaries outside North America have November 30 fiscal year-ends to facilitate inclusion of their financial statements in the December 31 consolidated financial statements. The operations in South Africa are consolidated due to Bandag being the “Primary Beneficiary” under FASB Interpretation No. 46, revised December 2003 (FIN 46R), “Consolidation of Variable Interest Entities.”

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances as well as credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are charged to the allowance when the Company determines the receivables will not be collected. The Company also maintains notes receivable with certain customers. Interest may be charged on notes and is recognized when paid by the debtor; however, interest is not charged on accounts receivables.

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

Inventories held by the TDS segment consist primarily of new and retreaded tires. New tires represent approximately 65% of the total TDS inventory with retread tires comprising a majority of the difference. Inventories held by the Speedco segment consist primarily of lubricants and supplies and tires. The TDS and Speedco inventories are accounted for under the FIFO method. The FIFO method is commonly used within the retail tire industry and Management believes the use of FIFO allows better comparability to other businesses in the industry.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Approximately 52% and 58% of year-end inventory amounts at December 31, 2005 and 2004, respectively, were determined by the LIFO method. The remainder of year-end inventory amounts are determined by the FIFO method. The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $26,046,000 and $20,891,000 at December 31, 2005 and 2004, respectively. During 2004 and 2003, inventory quantities were reduced which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of goods sold approximately $1,766,000 and $1,300,000 for the years ended December 31, 2004 and 2003, respectively.

The Company has commitments to purchase raw materials in 2006 and 2007 of $166,686,000 and $74,000,000, respectively.

Property, Plant, and Equipment:

Provisions for depreciation of plant and equipment is computed using straight-line and declining-balance methods, over the following estimated useful lives:

Buildings	5 to 50 years
Building Improvements	3 to 40 years
Machinery and Equipment	3 to 15 years

Depreciation expense approximated $26,302,000, $27,182,000, and $26,229,000 in 2005, 2004, and 2003, respectively.

Goodwill and Other Intangible Assets:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets, while not amortized, are reviewed at least annually for impairment using the discounted cash flow method. Separable intangible assets that have finite useful lives are amortized over their useful lives using the straight-line method over 3 to 5 years. An impaired intangible asset would be written down to fair value, using the discounted cash flow method. Intangible amortization expense approximated $840,000, $1,018,000, and $950,000 in 2005, 2004, and 2003, respectively. Amortization expense is estimated to be $665,000, $84,000, $5,000, $5,000 and $5,000 for the years 2006, 2007, 2008, 2009 and 2010, respectively.

Foreign Currency Translation:

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and items of income and expense are translated at the average exchange rate for the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary and translation adjustments in countries with highly inflationary economies or in which operations are directly and integrally linked to the Company’s United States operations are included in income. Net foreign exchange losses, which are included in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings, were $1,979,000, $1,381,000, and $1,750,000 in 2005, 2004, and 2003, respectively.

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

Research and Development:

Expenditures for research and development, which are expensed as incurred, approximated $7,353,000, $7,063,000, and $7,238,000 in 2005, 2004, and 2003, respectively.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Advertising:

The Company expenses all advertising costs in the year incurred. Advertising expense was $6,596,000, $3,668,000, and $3,809,000 in 2005, 2004, and 2003, respectively.

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

Shipping and Handling Costs:

Shipping and handling costs are included as part of cost of products sold in the Consolidated Statement of Earnings.

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

Under the DMR Program, the Company provides financial assistance primarily in the form of DMR promissory notes from the dealer to Bandag. The proceeds from the promissory notes can only be used by the dealer toward the acquisition of equipment (including equipment sold by the Company), service vehicles, facility expansions and other items aligned with Company goals. The notes have a term of up to five years. However, if the dealer achieves a business objective, typically purchasing a specified amount of tread rubber each year, then the Company forgives either part or all of the principal and interest for that year. The Company records a reduction in sales for the costs of the program as financial assistance is provided. The DMR reserve at December 31, 2005, 2004 and 2003 was $13,622,000, $14,189,000 and $15,529,000, respectively. In 2005, 2004 and 2003, DMR costs of $9,236,000, $7,830,000 and $4,905,000, respectively, were recorded as a reduction of sales. For those DMR agreements that do not include notes, the Company records expense and a corresponding liability, or discloses such agreements in accordance with SFAS No. 5, “Accounting for Contingencies.”

National Account Business:

The Company enters into contracts to supply retreaded tires and other tire-related services through its network of franchised dealers to large national and regional customers in the North American trucking and transportation industry. The Company provides various forms of financial incentives to its dealers to continue the supply of retreaded tires and services on these accounts. In 2005, 2004, and 2003, fleet subsidy expenses of $30,800,000, $21,288,000, and $25,026,000, respectively, were recorded as a reduction of sales.

Derivative Instruments and Hedging Activities:

The Company recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

Bandag, Incorporated
Notes to Consolidated Financial Statements

The fair value of the derivative instruments was zero at December 31, 2005 and 2004. Changes in the fair values of these instruments are reflected in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings because the Company has not designated these instruments as accounting hedges.

Accounting for Stock-Based Compensation:

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” (the Statement). Under the modified prospective method of adoption selected by the Company under the provisions of the Statement, compensation cost of $2,667,000, $2,641,000 and $2,210,000 recognized in 2005, 2004 and 2003, respectively, is the same as that which would have been recognized had the recognition provisions of the Statement been applied from its original effective date in 1994. Results for prior years have not been restated. Compensation cost is recognized as stock-based compensation ratably over the applicable vesting periods.

The Company has historically expensed stock-based compensation over the explicit service period up to the date of retirement. Upon adoption of SFAS 123(R) the Company will be required to recognize compensation cost over the period through the date that the employee is eligible to retire. Recognized compensation costs for the years 2005, 2004 and 2003 would not have been materially different had the Company recognized compensation cost over the period through the date that the employee is eligible to retire.

A summary of the status of the Company’s option activity under the Bandag, Incorporated Stock Award Plan and the Bandag, Incorporated Stock Grant and Awards Plan is presented below:

	Class A Common Shares	Weighted- Average Exercise Price
Outstanding, January 1, 2003	1,112,410	$25.82
Granted	435,650	$27.62
Exercised	(58,902)	$22.49
Forfeited	(24,518)	$26.88

Outstanding, December 31, 2003	1,464,640	$26.47
Granted	152,510	$44.73
Exercised	(169,238)	$24.46
Forfeited	(19,861)	$30.20

Outstanding, December 31, 2004	1,428,051	$28.61
Granted	108,720	$41.02
Exercised	(93,031)	$23.91
Forfeited	(6,615)	$38.38

Outstanding, December 31, 2005	1,437,125	$29.80

Bandag, Incorporated
Notes to Consolidated Financial Statements

The following summarizes information about stock options outstanding under the Bandag, Incorporated Stock Award Plan and Bandag, Incorporated Stock Grant and Awards Plan at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Class A Common Shares	Average Remaining Contractual Life	Weighted- Average Exercise Price	Class A Common Shares	Weighted- Average Exercise Price
$18.99 - $23.74	240,610	4.2 years	$21.09	240,610	$21.09
$23.74 - $28.48	625,678	6.3 years	$26.26	384,848	$25.90
$28.48 - $33.23	270,925	5.9 years	$32.53	205,590	$32.53
$33.23 - $37.98	46,100	2.9 years	$33.88	46,100	$33.88
$37.98 - $42.72	106,740	9.1 years	$41.02	1,500	$40.96
$42.72 - $47.47	147,072	7.8 years	$44.71	50,069	$45.08

$18.99 - $47.47	1,437,125	6.3 years	$28.32	928,717	$27.55

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following weighted-average assumptions were made in estimating the fair value:

	2005	2004	2003
Dividend yield	3.7%	3.7%	4.7%
Expected volatility	29.4%	33.6%	32.3%
Risk-free interest rate	4.2%	3.8%	4.0%
Expected lives	7.7 years	7.7 years	10 years

The weighted-average fair value of options granted during 2005, 2004 and 2003 was $10.29, $11.41 and $6.41 per option, respectively. The number of options exercisable were 928,717, 681,382, and 495,042 at December 31, 2005, 2004, and 2003, respectively.

The weighted-average fair value of restricted stock granted during 2005, 2004 and 2003 was $40.99, $44.69 and $27.68 per share, respectively.

New Accounting Standards:

On December 16, 2004, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is currently evaluating the impact of adopting SFAS No. 123(R) but does not expect a material impact.

Reclassification:

Prior to June 30, 2005, the Company classified auction rate securities as part of cash and cash equivalents. The Company has determined that such securities do not technically meet the Generally Accepted Accounting Principles definition of cash and cash equivalents and therefore, now classifies these securities as investments. The December 31, 2004 balance of $136,115,000 has been reclassified in the Consolidated Balance Sheet to conform with this presentation. Certain other prior period amounts in the Consolidated Statements of Cash Flows have been reclassified to conform with this presentation.

Certain other prior year amounts have been reclassified to conform with the current year presentation.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 2. Acquisitions

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

During 2005, the Company’s TDS segment acquired one retread plant and five commercial and retail outlets for $2,978,000. During 2004, the Company’s TDS segment acquired seven commercial and retail outlets and two retread plants for $4,163,000.

Certain supplemental non-cash information related to the Company’s 2005 and 2004 acquisitions are as follows (in thousands):

	2005	2004
Assets acquired	$3,028	$90,895
Less liabilities	(50)	(13,941)

Cash paid	2,978	76,954
Less cash acquired	--	(3,466)

Net cash paid for acquisitions	$2,978	$73,488

Note 3. Divestitures

During 2004, the Company’s TDS segment sold 19 locations with a net carrying value of $18,496,000 for cash of $13,407,000 and assumed liabilities of $4,251,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes and minority interest of $838,000 which was recorded in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings. During 2004, TDS also closed two locations. These divested and closed locations contributed $60,504,000 to net sales and $418,000 of losses to earnings before income taxes and minority interest for the year ended December 31, 2004.

During 2003, the Company’s TDS segment sold 41 locations with a net carrying value of $31,213,000 for cash of $21,315,000 and assumed liabilities of $8,909,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes and minority interest of $989,000 which was recorded in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings. During 2003, TDS also closed three locations. These divested and closed locations contributed $40,982,000 to net sales and $4,118,000 of losses to earnings before taxes and minority interest for the year ended December 31, 2003.

Bandag, Incorporated
Notes to Consolidated Financial Statements

The divested and closed locations had net sales and loss before income taxes and minority interest as follows (in thousands):

	Year Ended December 31,
	2004	2003
Net sales	$60,504	$115,592
Loss before income taxes and minority interest	$(606)	$(2,627)

During 2004, the Company sold a portion of the assets of Quality Design Systems, Inc. for a gain of approximately $1,937,000 which is included in other income in the Consolidated Statement of Earnings.

Note 4. Outsourcing Agreement

On May 3, 2004 Bandag announced that Yellow Roadway Corporation elected on April 30, 2004 not to renew the existing Bandag outsourcing agreement for Roadway Express tire and wheel services in place since 1999 and, in accordance with the terms of the agreement, would be repurchasing the tire and wheel assets from Bandag. On July 9, 2004 Bandag received an initial payment of approximately $32,242,000 and received a final payment of approximately $1,781,000 on July 29, 2004. These tire and wheel assets had net carrying values of approximately $33,700,000 and $31,700,000 as of June 30, 2004 and December 31, 2003, respectively, and were classified with other current assets in the Company’s Condensed Consolidated Balance Sheets. Bandag’s annual revenues under the contract in 2003, including revenue derived from sales of retread materials to dealers performing services under the agreement, were approximately $27,500,000.

Note 5. Investments

All marketable securities are classified as available-for-sale. Realized gains and losses from the sales of marketable securities are based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

The following is a summary of securities available-for-sale:

In thousands	Cost	Estimated Fair Value
December 31, 2005
Obligations of states and political subdivisions	$60,150	$60,150
Corporate debt	13,048	13,048

	$73,198	$73,198

December 31, 2004
Obligations of states and political subdivisions	$136,115	$136,115
Corporate debt	12,612	12,612

	$148,727	$148,727

The contractual maturities of debt securities at December 31, 2005 are as follows:

In thousands	Estimated Fair Value
Due in one year or less	$13,048
Due after one through five years	1,000
Due after ten years	59,150

Debt securities	$73,198

Proceeds from the sales of available-for-sale securities were $1,239,430,000 in 2005, $1,070,525,000 in 2004 and $986,584,000 in 2003. Realized gains and losses and unrealized gains and losses were not material in the years 2005, 2004 and 2003. At December 31, 2005 and 2004, securities available-for-sale include $13,048,000 and $12,612,000, respectively, reported as cash equivalents.

Note 6. Financing Arrangements

The following is a summary of the Company’s debt and other obligations as of December 31:

In thousands	Interest Rates	2005	2004
Senior Unsecured Notes Payable, maturing 2007	6.50%	$11,429	$17,143

Total debt		11,429	17,143
Other obligations		27,983	30,665

Total debt and other obligations		39,412	47,808
Current portion of debt and other obligations		(15,351)	(17,845)

Long-term debt and other obligations		$24,061	$29,963

The aggregate amount of scheduled annual maturities of long-term debt and other obligations is as follows:

Scheduled maturities, in thousands
2006	$15,351
2007	8,574
2008	2,196
2009	1,651
2010	1,337
Thereafter	10,303

Other obligations consist primarily of a postretirement medical liability and miscellaneous other liabilities.

Cash payments for interest on debt were $1,912,000, $2,057,000, and $2,428,000 in 2005, 2004, and 2003, respectively.

The fair values of the Company’s financing arrangements were estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2005 and 2004, the fair value of the Company’s outstanding debt was approximately $11,686,000 and $17,734,000, respectively. Changes in the market value of the Company’s debt does not affect the reported results of operations unless the Company is retiring such obligations prior to maturity.

At December 31, 2005, the Company had uncommitted and committed unused lines of credit arrangements totaling $105,230,000. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at various interest rates and expiration dates.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 7. Goodwill

Goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Separable intangible assets that have finite lives continue to be amortized over their useful lives.

As of December 31, 2005 and 2004, the Company tested for impairment of goodwill and non-amortizable intangibles using discounted cash flow models. As a result of these tests, the Company was not required to recognize any impairment.

Note 8. Other Income

Other income includes gain on sale of assets, lease income, royalties and other miscellaneous items. In 2004 a gain on sale of assets was recorded for approximately $1,937,000 for the sale of certain assets of QDS and approximately $3,400,000 for the sale of the Chino, California facility.

Note 9. Impairment of Long-Lived Assets

Long-lived assets related to the Company’s North American and Speedco business units were determined to be impaired in 2005 and charges of $1,604,000 and $365,000, respectively, were recorded in engineering, selling, administrative and other expenses. The fixed assets were determined to be impaired due to an adverse change in the manner in which the assets were to be used and were written down to fair value based on appraisals.

Note 10. Leases

Certain equipment and facilities are rented under non-cancelable and cancelable operating leases. Total rental expense under operating leases was $8,364,000, $8,504,000 and $8,454,000 for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, future minimum lease payments under non-cancelable operating leases having initial lease terms in excess of one year are: $9,900,000 in 2006, $7,574,000 in 2007, $5,098,000 in 2008, $3,950,000 in 2009, $3,345,000 in 2010, and $19,062,000 in the aggregate for all years after 2010.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 11. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities reflecting the net tax effects of temporary differences are summarized as follows:

	December 31
In thousands	2005	2004
Deferred tax assets:
Marketing programs	$14,693	$13,859
Excess foreign tax credits upon repatriation of
unremitted earnings	8,735	9,363
Employee benefits	8,088	7,468
Insurance and legal reserves	7,310	7,510
Foreign tax credits(1)	6,605	4,176
Accounts receivable valuation allowances	2,650	2,536
Other nondeductible reserves	1,939	1,292
Obsolescence and valuation reserves	762	326
Plant and equipment reserves	153	352
Other accruals	11,629	13,611

Total deferred tax assets	62,564	60,493

Deferred tax liabilities:
Basis difference in fixed assets	9,034	10,764
Unremitted earnings of foreign subsidiaries	6,240	5,512
Excess pension funding	4,551	6,597
Other liabilities	171	419

	19,996	23,292
Valuation allowance(2)	8,735	9,363

Total deferred tax liabilities	28,731	32,655

Net deferred tax assets	$33,833	$27,838

Net current deferred tax assets	$38,604	$35,340
Net non-current deferred tax liabilities	(4,771)	(7,502)

Net deferred tax assets	$33,833	$27,838

(1)	Majority expire in 2014.
(2)	If the Company repatriated all of its foreign earnings, the Company would have excess foreign tax credits. A valuation allowance was recorded to recognize the potential inability to utilize these credits.

The components of earnings before income taxes and minority interest are summarized as follows:

	Year Ended December 31
In thousands	2005	2004	2003
Domestic	$56,634	$67,956	$65,854
Foreign	16,720	16,946	18,046

Earnings before income taxes and minority interest	$73,354	$84,902	$83,900

Bandag, Incorporated
Notes to Consolidated Financial Statements

Significant components of the provision for income tax expense (credit) are summarized as follows:

	Year Ended December 31
In thousands	2005	2004	2003
Current:
Federal	$18,690	$8,227	$17,156
State	3,523	2,467	2,950
Foreign	6,554	5,847	7,056
Deferred:
Federal	(4,249)	954	(2,406)
Foreign	(1,564)	153	(1,056)

Income taxes	$22,954	$17,648	$23,700

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31
	2005	2004	2003
Computed at the expected statutory rate	35.0%	35.0%	35.0%
State income tax - net of federal tax benefit	3.1	1.5	1.9
Audit settlement and prior year accrual changes(1)	0.1	(9.9)	(3.6)
Research and development credit	(0.8)	(0.9)	(0.6)
Section 199, manufacturing deduction	(0.9)	--	--
Tax exempt interest	(1.5)	(0.6)	(0.4)
Deferred tax on unremitted earnings of foreign subsidiaries
and foreign tax rate differentials	(3.0)	(4.2)	(4.1)
Other	(0.7)	(0.1)	--

Income tax at the effective rate	31.3%	20.8%	28.2%

(1)	Decrease due to $7,200,000 for the resolution and reassessment of certain tax matters in 2004 and a decrease of $3,000,000 for the resolution of certain tax matters in 2003.

The Company has completed an analysis of the repatriation provisions provided by the American Jobs Creation Act (the Act) that was signed into law on October 22, 2004. The Act created a special one-time tax deduction relating to the repatriation of certain foreign earnings during either 2005 or 2004. It was determined that the Act provided no benefit to the Company for any foreign earnings repatriated during the years ended December 31, 2005 and 2004, and therefore no amounts have been recognized in the financial statements under the repatriation provision.

Income taxes paid amounted to $28,278,000, $27,303,000, and $25,773,000 in 2005, 2004, and 2003, respectively.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 12. Earnings Per Share

Earnings per share amounts are based on the weighted-average number of shares of Common Stock, Class A Common Stock, Class B Common Stock and dilutive potential common shares (restricted stock and stock options) outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
In thousands, except per share data	2005	2004	2003
Numerator:
Net earnings	$49,479	$66,880	$60,200
Denominator:
Weighted-average shares - Basic	19,393	19,293	19,161
Effect of dilutive:
Restricted stock	4	58	66
Stock options	274	356	142

	278	414	208
Weighted-average shares - Diluted	19,671	19,707	19,369

Earnings Per Share:
Basic	$2.55	$3.47	$3.14

Diluted	$2.52	$3.39	$3.11

Options to purchase 253,812, 143,660 and 745,837 shares of Class A Common Stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 13. Operating Segment and Geographic Area Information

Description of Types of Products and Services:

The Company has three reportable operating segments: Traditional Business, TDS and Speedco. Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. SFAS No. 131 requires segment information to be reported based on how management internally evaluates the operating performance of their business units. The operations of the Traditional Business segment are evaluated by worldwide geographic region. For segment reporting purposes, the Company’s operations located in the United States and Canada together with Open Road Technologies, are integrated and managed as one unit, which is referred to internally as “North America.” The Company’s operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as “EMEA.” The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, South Africa and royalties from a licensee in Australia, are combined under one management group referred to internally as “International.”

TDS operates retreading locations and commercial, retail, and wholesale outlets in the western region of the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Speedco provides quick-service truck lubrication and routine tire service through company-owned on-highway locations in the United States.

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

Bandag, Incorporated
Notes to Consolidated Financial Statements

Information concerning operations for the Company’s three reportable operating segments and different geographic areas follows:

	Traditional Business
	North America(2)			EMEA(3)
In thousands	2005	2004	2003	2005	2004	2003
Sales by product
Retread products	$401,930	$355,305	$343,687	$86,057	$85,997	$78,334
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	18,105	21,599	20,374	5,341	4,692	4,730
Other	27,399	35,024	45,835	--	--	--

Net sales to unaffiliated customers(1)	$447,434	$411,928	$409,896	$91,398	$90,689	$83,064

Transfers	$28,660	$37,570	$45,806	$1,114	$807	$528
Gross profit	$169,948	$179,224	$190,304	$34,469	$33,627	$29,394
Depreciation expense	11,377	12,168	12,028	2,772	3,201	3,264
Corporate expense	--	--	--	--	--	--
Litigation related expenses	--	--	--	--	--	--
Operating earnings (loss)	$63,026	$72,529	$78,524	$(262)	$2,789	$3,442
Interest revenue	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes,
and minority interest	$63,026	$72,529	$78,524	$(262)	$2,789	$3,442
Total assets at December 31	$273,273	$258,633	$288,699	$52,211	$51,491	$47,985
Expenditures for long-lived assets	15,073	12,245	9,394	2,572	2,035	1,994
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	--	(195)	--	--	--	--
Fixed assets	56,927	51,930	53,990	9,205	11,014	11,115
Goodwill and intangible assets	2,958	2,224	2,936	--	--	--
Retained earnings	527,343	514,847	469,832	17,409	18,684	32,083

(1)	No customer accounted for 10% or more of the Company’s sales to unaffiliated customers in 2005, 2004 or 2003.
(2)	Export sales from North America were less than 10% of sales to unaffiliated customers in each of the years 2005, 2004 and 2003.
(3)	In 2005, includes $3,100 of charges related to a reduction in workforce classified as operating expenses.

Bandag, Incorporated
Notes to Consolidated Financial Statements

	Traditional Business
	International			TDS
In thousands	2005	2004	2003	2005	2004	2003
Sales by product
Retread products	$122,315	$104,606	$92,338	$--	$--	$--
New tires	--	--	--	94,947	109,907	129,181
Retread tires	--	--	--	30,892	44,963	57,704
Equipment	2,263	1,260	1,329	--	--	--
Other	--	--	--	42,683	45,925	52,842

Net sales to unaffiliated customers(1)	$124,578	$105,866	$93,667	$168,522	$200,795	$239,727

Transfers	$7,768	$8,626	$8,461	$272	$839	$2,023
Gross profit	$39,719	$36,506	$32,188	$46,589	$50,674	$59,491
Depreciation expense	3,471	3,953	4,009	3,422	3,736	5,547
Corporate expense	--	--	--	--	--	--
Litigation related expenses	--	--	--	--	--	--
Operating earnings (loss)	$14,821	$14,886	$13,102	$6,584	$1,506	$(3,017)
Interest revenue	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes,
and minority interest	$14,821	$14,886	$13,102	$6,584	$1,506	$(3,017)
Total assets at December 31	$60,760	$53,042	$50,655	$63,869	$55,478	$66,165
Expenditures for long-lived assets	3,588	3,123	3,267	3,518	5,679	2,042
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	--	--	--	420	(8,171)	(15,114)
Fixed assets	19,360	20,076	20,130	15,738	13,986	20,039
Goodwill and intangible assets	--	--	--	--	--	--
Retained earnings	59,852	58,904	54,629	(75,953)	(81,900)	(82,287)

(1)	No customer accounted for 10% or more of the Company’s sales to unaffiliated customers in 2005, 2004 or 2003.

Bandag, Incorporated
Notes to Consolidated Financial Statements

	Speedco(2)			Other(3)
In thousands	2005	2004	2003	2005	2004	2003
Sales by product
Retread products	$--	$--	$--	$--	$--	$--
New tires	4,118	327	--	--	--	--
Retread tires	366	22	--	--	--	--
Equipment	--	--	--	--	--	--
Other	78,224	54,716	--	--	--	--

Net sales to unaffiliated customers(1)	$82,708	$55,065	$--	$--	$--	$--

Transfers	--	--	--	--	--	--
Gross profit	$25,482	$20,356	$--	$--	$--	$--
Depreciation expense	3,470	2,243	--	1,790	1,881	1,381
Corporate expense	--	--	--	15,745	14,069	9,202
Operating earnings (loss)	$581	$6,249	$--	$(17,535)	$(15,950)	$(10,583)
Interest revenue	--	--	--	8,090	4,883	4,835
Interest expense	--	--	--	(1,951)	(1,990)	(2,403)

Earnings (loss) before income taxes,
and minority interest	$581	$6,249	$--	$(11,396)	$(13,057)	$(8,151)
Total assets at December 31	$143,148	$104,147	$--	$161,776	$207,936	$203,783
Expenditures for long-lived assets	39,640	17,940	--	1,256	4,128	866
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	--	52,581	--	--	--	--
Fixed assets	104,116	68,278	--	4,294	4,734	2,701
Goodwill and intangible assets	29,991	30,230	--	--	--	--
Retained earnings	721	2,617	--	--	--	--

(1)	No customer accounted for 10% or more of the Company’s sales to unaffiliated customers in 2005 and 2004.
(2)	Speedco was acquired on February 13, 2004.
(3)	Other consists of corporate administrative expenses, net unrealized foreign exchange gains and losses on U.S. denominated investments, interest income and interest expense. Other assets are principally cash and cash equivalents, investments, corporate office and related equipment.

Bandag, Incorporated
Notes to Consolidated Financial Statements

	Consolidated
In thousands	2005	2004	2003
Sales by product
Retread products	$610,302	$545,908	$514,359
New tires	99,065	110,234	129,181
Retread tires	31,258	44,985	57,704
Equipment	25,709	27,551	26,433
Other	148,306	135,665	98,677

Net sales to unaffiliated customers	$914,640	$864,343	$826,354

Transfers	$37,814	$47,842	$56,818
Gross profit	$316,207	$320,387	$311,377
Depreciation expense	26,302	27,182	26,229
Corporate expense	15,745	14,069	9,202
Operating earnings	$67,215	$82,009	$81,468
Interest revenue	8,090	4,883	4,835
Interest expense	(1,951)	(1,990)	(2,403)

Earnings before income taxes, and
minority interest	$73,354	$84,902	$83,900
Total assets at December 31	$755,037	$730,727	$657,287
Expenditures for long-lived assets	65,647	45,150	17,563
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	420	44,215	(15,114)
Fixed assets	209,640	170,018	107,975
Goodwill and intangible assets	32,949	32,454	2,936
Retained earnings	529,372	513,152	474,257

Bandag, Incorporated
Notes to Consolidated Financial Statements

The following tables present information concerning net sales and long-lived assets for countries which exceed 10% of the respective totals:

In thousands	Year Ended December 31
Net Sales(1)	2005	2004	2003
United States	$560,817	$567,630	$601,766
Other	353,823	296,713	224,588

Total	$914,640	$864,343	$826,354

	December 31
Long-Lived Assets(2)	2005	2004	2003
United States	$213,379	$170,826	$79,191
Other	29,210	31,646	31,720

Total	$242,589	$202,472	$110,911

(1)	Net sales are attributed to countries based on the location of customers.
(2)	Corporate long-lived assets are included in the United States.

Note 14. Shareholders’ Equity

Class A Common Stock and Class B Common Stock have the same rights regarding dividends and distributions upon liquidation, merger and consolidation as Common Stock. However, Class A Common Shareholders are not entitled to vote, Class B Common Shareholders are entitled to ten votes for each share held and Common Shareholders are entitled to one vote for each share held. Transfer of shares of Class B Common Stock is substantially restricted and must be converted to Common Stock prior to sale. In certain instances, outstanding shares of Class B Common Stock will be automatically converted to shares of Common Stock. All then-outstanding shares of Class B Common Stock will be converted to shares of Common Stock on January 16, 2007.

In 1999, the Company’s Board of Directors adopted the Bandag, Incorporated Stock Award Plan (the Plan). Under the terms of the Plan, the Company was authorized, through February 18, 2005 to award up to 2,400,000 shares of Class A Common Stock to certain eligible employees and directors incentive stock options, nonqualified stock options, and restricted stock. The exercise price of each option is equal to the market price of the Company’s stock on the date of the grant. The maximum term of the options is 10 years and the maximum vesting period is 5 years. Restricted stock granted under the Plan vests over a three year period. The Company records expense related to the Plan on a straight-line basis over the period the grants vest. During the years ended December 31, 2005, 2004 and 2003, 23,253, 47,378 and 21,400 restricted shares of Class A Common Stock were granted under the Plan and $1,111,000, $975,000 and $192,000 of expenses was recorded, respectively. Also during 2004 and 2003, 152,510 and 435,650 options were granted and $2,641,000 and $2,210,000 of expense was recorded, respectively. During 2005 $2,313,000 of option expense was recorded for options issued in previous years under the Plan. No further grants of options or restricted stock shall be made under the Plan. For further information see “Accounting for Stock-Based Compensation” under Note 1.

In 2004, the Company’s Board of Directors adopted the Bandag, Incorporated 2004 Stock Grant and Awards Plan (the 2004 Plan). Under the terms of the 2004 Plan, the Company may award to certain eligible employees and directors stock options, stock appreciation rights, performance shares, performance units, restricted stock, restricted stock units, dividend equivalent units and incentive awards, whether granted alone or in addition to, in tandem with, or in substitution for any other award. Up to 2,000,000 shares of Class A Common Stock is authorized for issuance under the 2004 Plan and as of December 31, 2005, 1,843,064 shares were available for issuance under the 2004 Plan. During the year ended December 31, 2005, 41,156 restricted shares of Class A Common Stock were granted under the 2004 Plan and $496,000 of expense was recorded. Also during 2005, 102,320 options were granted and $354,000 of expense was recorded. During the year ended December 31, 2005, 6,400 Stock Appreciation Rights and 3,320 Restricted Stock Units were granted under the Plan and $78,000 of expense was recorded. During the year ended December 31, 2004, 6,200 Stock Appreciation Rights and 1,915 Restricted Stock Units were granted under the 2004 Plan and $36,000 of expense was recorded.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 15. Retirement Benefit Plans

The Company sponsors defined-benefit pension plans covering full-time employees directly employed by Bandag, Incorporated, Bandag Canada Ltd. and certain employees of TDS and in the Company’s European operations. In addition to providing pension benefits, the Company provides certain postretirement medical benefits to certain individuals who retired from employment before January 1, 1993. Employees who retire after December 31, 1992 and are at least age 62 with 15 years of service of direct employment with Bandag, Incorporated or Kendon Corporation are eligible for temporary medical benefits that cease at age 65. The Company uses a September 30 measurement date for the majority of its plans.

The reconciliations of the benefit obligations, the reconciliations of the fair value of plan assets, and the reconciliations of funded status of the plans, as determined by consulting actuaries, are as follows:

	Pension Benefits		Postretirement Benefits
In thousands	2005	2004	2005	2004
Change in benefit obligations:
Benefit obligations at beginning of year	$130,013	$115,494	$7,436	$6,776
Service cost	4,765	4,264	255	227
Interest cost	7,251	6,784	377	392
Participants’ contributions	50	48	--	--
Plan amendments	(32)	--	--	--
Exchange rate changes	275	463	--	--
Benefits paid	(4,459)	(4,233)	(365)	(472)
Actuarial (gain) or loss	11,282	7,193	(1,620)	513

Benefit obligations at end of year	$149,145	$130,013	$6,083	$7,436

Change in plan assets at fair value:
Fair value of plan assets at
beginning of year	$115,068	$105,480	$--	$--
Actual return on plan assets	15,716	12,745	--	--
Employer contributions	814	673	365	472
Participants’ contributions	50	48	--	--
Benefits paid	(4,459)	(4,233)	(365)	(472)
Exchange rate changes	223	355	--	--

Fair value of plan assets at end of year	$127,412	$115,068	$--	$--

Bandag, Incorporated
Notes to Consolidated Financial Statements

	Pension Benefits		Postretirement Benefits
In thousands	2005	2004	2005	2004
Reconciliation of funded status:
Funded status	$(21,733)	$(14,945)	$(6,083)	$(7,436)
Unrecognized actuarial (gain) or loss	38,200	35,577	(2,660)	(1,101)
Unrecognized transition asset	385	176	--	--
Unrecognized prior service cost	1,033	1,210	29	32

Net amount recognized	$17,885	$22,018	$(8,714)	$(8,505)

Amounts recognized in the consolidated balance sheet as of December 31 consist of:

	Pension Benefits		Postretirement Benefits
In thousands	2005	2004	2005	2004
Prepaid benefit cost	$16,053	$24,357	$--	$--
Accrued benefit liability	(762)	(4,156)	(8,714)	(8,505)
Intangible asset	593	741	--	--
Accumulated other comprehensive loss	2,001	1,076	--	--

Net amount recognized	$17,885	$22,018	$(8,714)	$(8,505)

The accumulated benefit obligation for the U.S. defined benefit pension plan was $108,006,000 and $95,350,000 at December 31, 2005 and 2004, respectively.

Information for plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits		Postretirement Benefits
In thousands	2005	2004	2005	2004
Projected benefit obligation	$13,291	$11,063	--	--
Accumulated benefit obligation	11,188	9,074	$6,083	$7,436
Fair value of plan assets	6,310	4,917	--	--

Net periodic cost is composed of the following:

	Pension Benefits			Postretirement Benefits
In thousands	2005	2004	2003	2005	2004	2003
Components of net periodic
(benefit) cost
Service cost	$4,765	$4,264	$3,939	$255	$226	$176
Interest cost	7,251	6,782	6,427	377	393	383
Expected return on plan assets	(7,810)	(7,196)	(6,269)	--	--	--
Amortization of prior service cost	150	129	124	4	4	3
Amortization of transitional assets	(227)	(647)	(653)	--	--	--
Recognized actuarial (gain) loss	1,137	1,172	1,515	(62)	(53)	(129)

Net periodic cost	$5,266	$4,504	$5,083	$574	$570	$433

Bandag, Incorporated
Notes to Consolidated Financial Statements

Additional information:

	Pension Benefits		Postretirement Benefits
In thousands	2005	2004	2005	2004
Increase (decrease) in minimum liability	$524	$(106)	N/A	N/A
included in other comprehensive income net
of tax (2005 - $401; 2004 - $208)

	Pension Benefits			Postretirement Benefits
In thousands	2005	2004	2003	2005	2004	2003
Weighted-average assumptions used
to determine net periodic benefit cost
at October 1
Discount rate	5.8%	6.0%	6.5%	5.8%	6.0%	6.5%
Rate of increase in future
Compensation	4.5%	4.5%	4.5%	N/A	N/A	N/A
Expected long-term rate of return
on assets	7.0%	7.0%	7.0%	N/A	N/A	N/A
Weighted-average assumptions used
to determine benefit obligation
at September 30
Discount rate	5.5%	5.8%	6.0%	5.5%	5.8%	6.5%
Rate of increase in future
Compensation	4.6%	4.5%	4.5%	N/A	N/A	N/A
Medical trend on pre-Medicare
charges as of September 30
Initial trend	N/A	N/A	N/A	9.5%	9.5%	10.0%
Ultimate trend	N/A	N/A	N/A	*5.0%	*5.0%	*5.0%
Medical trend on post-Medicare
charges as of September 30
Initial trend	N/A	N/A	N/A	11.5%	11.5%	12.0%
Ultimate trend	N/A	N/A	N/A	**5.5%	**5.5%	*5.5%

*Ultimate trend rate reached in 2009.
**Ultimate trend rate reached in 2011.

The expected long-term rate of return on plan assets is based on the aggregate historical returns of the investments that comprise the defined benefit plan portfolio.

Assets of the plans are principally invested in U.S. domestic common stocks, and short term notes and bonds (fixed income securities) with maturities under five years.

A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$79	$(67)
Effect on postretirement benefit obligation	$627	$(545)

Bandag, Incorporated
Notes to Consolidated Financial Statements

The Company’s weighted-average asset allocations at September 30, by asset category are as follows:

	Pension Benefits
	Target	2005	2004	2003
Equity securities	80.0%	82.3%	83.5%	84.2%
Debt securities	19.5	17.5	15.9	15.0
Other	0.5	0.2	0.6	0.8

Total	100.0%	100.0%	100.0%	100.0%

The Company expects to fund pension plans approximately $965,000 in 2006. The Company expects to fund its postretirement plan approximately $485,000 in 2006. The need for further contributions will be based on changes in the value of plan assets and the movements of interest rates during each year. The investment strategy is to achieve an asset allocation balance within planned targets to obtain an average 7.0% annual return for the long-term. Each year, the Company periodically reviews with its actuaries its investment strategy and funding needs.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
In thousands
2006	$4,461	$485
2007	4,647	498
2008	4,819	487
2009	5,065	492
2010	5,147	477
2011-2015	34,641	2,804

The Company also sponsors defined-contribution plans, covering substantially all employees in the United States. Annual contributions are made in such amounts as determined by the Company’s Board of Directors and include a potential Company contribution of stock based on earnings per share. Although employees may contribute up to 75% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company currently provides plans with a variety of contribution levels (including employee contribution match provisions). The Company recorded expense for contributions in the amount of $5,003,000, $3,960,000, and $3,835,000 in 2005, 2004, and 2003, respectively. During the years ended December 31, 2005, 2004, and 2003, the Company issued 18,521, 21,319, and 20,814 shares of Common Stock, respectively. During the years ended December 31, 2005, 2004, and 2003, the Company issued 20,034, 21,773, and 23,140 shares of Class A Common Stock, respectively. The Common Stock and Class A Common Stock were all accrued for in the previous years. The Company recorded expense under the plan of $1,200,000 and $1,600,000 for the years ended December 31, 2004 and 2003, respectively.

Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company’s contributions to foreign plans were not significant in 2005, 2004, and 2003.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 16. Litigation

Certain litigation arising in the normal course of business is pending. The Company is of the opinion that the resolution of such litigation will not have a significant effect on the consolidated financial statements.

Audra Smith v. Michael Rouse, et al. and Yolanda Jackson v. Michael Rouse, et al.

Bandag has been named as one of numerous defendants in two wrongful death actions brought in the Circuit Court of Warren County, Mississippi: These cases arise from an explosion and fire which occurred on May 17, 2002, at a rubber recycling plant in Mississippi, operated by Rouse Rubber Co., (Rouse) killing five employees and seriously injuring at least seven others. Plaintiffs allege that a rubber recycling machine was dangerously designed or maintained, causing the explosion, and that Bandag may be passively liable as a “joint venturer” with Rouse. Bandag was named in the cases based on its majority ownership of Rouse prior to 1995. Bandag had only limited involvement with the equipment in question while it had an ownership interest in Rouse. Bandag did not manufacture, operate or repair the equipment in question.

Bandag was originally named as one of numerous defendants in the wrongful death actions brought in these two cases; however, Bandag was dismissed without prejudice from the Jackson case for tactical reasons. The Smith case claims compensatory damages of $40 million and punitive damages of $25 million. However, it is unclear from the pleadings whether the plaintiffs seek punitive damages from all defendants, including Bandag, or only from certain defendants, not including Bandag. Astec, the manufacturer of the dryer system that exploded, settled with the plaintiffs in apparently all cases for approximately $45 million. This settlement will apply as a credit to the remaining defendants. The case activity thus far has been focused on procedural disputes relating to proper venue. Consequently, discovery on liability has not begun in the Smith lawsuit.

Bandag has reached an agreement to settle with all known claimants, including those in Smith and Jackson, in consideration of the payment of a nominal amount. The parties are in the process of securing the courts’ approval of the settlement.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 17. Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 are summarized as follows (in thousands except per share data):

	Quarter Ended 2005
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Net sales	$189,756	$227,261	$245,345	$252,278
Gross profit	64,010	79,703	89,603	82,891
Net earnings	5,962	12,739	18,724	12,054
Net earnings per share:
Basic	$0.31	$0.66	$0.96	$0.62
Diluted	$0.30	$0.65	$0.95	$0.62

	Quarter Ended 2004
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Net sales	$176,681	$213,180	$239,311	$235,171
Gross profit	61,525	77,052	92,508	89,302
Net earnings	4,019	11,894	20,124	30,843
Net earnings per share:
Basic	$0.21	$0.62	$1.04	$1.60
Diluted	$0.20	$0.60	$1.02	$1.56

Fourth quarter 2004 earnings benefited by $3,700 ($0.19 per diluted share) due to the gain on sale of assets and $6,200 ($0.31 per diluted share) due to the resolution and reassessment of certain tax matters.

Note 18. Subsequent Event

On December 1, 2004, the Company sold the business of Bandag in South Africa with a portion of the purchase price consisting of installment payments to be made over five years. In relation to the installment payments, Bandag is considered the “Primary Beneficiary” under FASB Interpretation No. 46, revised December 2003 (FIN 46R), “Consolidation of Variable Interest Entities” and therefore Bandag deferred recognition of the expected net loss. Effective December 1, 2005, Bandag is no longer considered the Primary Beneficiary and due to the foreign operations reporting on a one month lag, Bandag will record the net loss of approximately $16,500,000 or $0.83 diluted earnings per share in the first quarter of 2006. The loss is primarily due to the cumulative translation adjustment of approximately $14,200,000 that is recorded in the Bandag Consolidated Balance Sheet related to the South African operation. The loss will not affect Bandag’s cash flow, but rather will be an accounting entry which will reduce net earnings.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended December 31, 2005 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 401 of Regulation S-K with respect to the directors of the registrant and by Item 405 of Regulation S-K is incorporated herein by reference from the registrant’s definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2005 (the Proxy Statement) under the headings “Election of Directors” and “Miscellaneous – Section 16(a) Beneficial Reporting Compliance.” In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by Item 401 of Regulation S-K has been included in Part I hereof.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1)	Financial Statements

The following consolidated financial statements are included in Part II, Item 8:

Page
Report of Management	30
Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting	31
Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements	32
Consolidated Balance Sheets as of December 31, 2005 and 2004	33
Consolidated Statements of Earnings for the Years Ended December 31, 2005,
2004 and 2003	35
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005,
2004 and 2003	36
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
December 31, 2005, 2004 and 2003	37
Notes to Consolidated Financial Statements	39

(2)	Financial Statement Schedule

Schedule II – Valuation and qualifying accounts and reserves.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Exhibit No.	Description

3.1	Bylaws: As amended November 8, 2005.
3.2	Amendment to Bylaws adopted on November 8, 2005. (Incorporated by reference to Exhibit No. 3 to the Company’s Current Report on Form 8-K filed November 10, 2005.)

3.3	Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
3.4	Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
3.5	Articles of Amendment to Bandag, Incorporated’s Restated Articles of Incorporation, effective May 15, 2002. (Incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended June 30, 2002.)
4.1	Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
4.2	Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 1997.)
10.1*	Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-K for the year ended December 31, 1999).
10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)
10.2(a)	U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company’s Form 10-K for the year ended December 31, 1996.)
10.2(b)	Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) to the Company’s form 10-K for the year ended December 31, 1998.)
10.2(c)	Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(c) to the Company’s Form 10-K for the year ended December 31, 2001.)
10.2(d)	Form letter to the Company’s U.S. franchisees. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 14, 2002.)
10.2(e)	Current Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(e) to the Company’s Form 10-K for the year ended December 31, 2004.)
10.3*	Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 2001.)
10.4*	Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.)
10.5*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.6*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.7*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.8*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.9*	Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2001.)
10.10*	Form of Nonqualified Stock Option Agreement under the Bandag, Incorporated Stock Award Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2000).
10.11*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001.)
10.12*	Description of Short-term Compensation Plan.

10.13*	Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders filed on March 31, 2004).
10.14*	Form of Stock Appreciation Rights Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004).
10.15*	Form of Restricted Stock Unit Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004).
10.16*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 25, 2005).
10.17*	Form of Nonqualified Stock Option Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 17, 2005).
10.18*	Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005).
10.19*	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 17, 2005).
21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
31.1	Certification of the Chief Executive Officer.
31.2	Certification of the Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

*Represents a management compensatory plan or arrangement.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

BANDAG, INCORPORATED AND SUBSIDIARIES

COL. A	COL. B	ADDITIONS COL. C	DEDUCTIONS COL. D		COL. E
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Uncollectible Accounts Written-Off	Foreign Exchange Fluctuations	Balance at End of Period
Year ended December 31, 2005:	$14,734,000	$1,816,000	$2,007,000	$(761,000)	$13,782,000
Allowance for doubtful accounts
Year ended December 31, 2004:
Allowance for doubtful accounts	$16,350,000	$788,000	$3,324,000	$(920,000)	$14,734,000
Year ended December 31, 2003:
Allowance for doubtful accounts	$13,644,000	$2,733,000	$1,662,000	$(1,635,000)	$16,350,000

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDAG, INCORPORATED
By /s/ Martin G. Carver
Martin G. Carver
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 1, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert T. Blanchard	/s/ Roy J. Carver, Jr.
Robert T. Blanchard	Roy J. Carver, Jr.
Director	Director
/s/ Gary E. Dewel	/s/ James R. Everline
Gary E. Dewel	James R. Everline
Director	Director
/s/ Phillip J. Hanrahan	/s/ Amy P. Hutton
Phillip J. Hanrahan	Amy P. Hutton
Director	Director
/s/ Edgar D. Jannotta	/s/ R. Stephen Newman
Edgar D. Jannotta	R. Stephen Newman
Director	Director
/s/ Martin G. Cariver	/s/ Warren W. Heidbreder
Martin G. Carver	Warren W. Heidbreder
Chairman of the Board,	Vice President, Chief Financial
Chief Executive Officer and President	Officer (Principal Financial Officer)
(Principal Executive Officer)
/s/ Jeffrey C. Pattison
Jeffrey C. Pattison
Corporate Controller
(Principal Accounting Officer)

Date: March 1, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Bylaws: As amended November 8, 2005.
3.2	Amendment to Bylaws adopted on November 8, 2005. (Incorporated by reference to Exhibit No. 3 to the Company’s Current Report on Form 8-K filed November 10, 2005.)
3.3	Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
3.4	Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
3.5	Articles of Amendment to Bandag, Incorporated’s Restated Articles of Incorporation, effective May 15, 2002. (Incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended June 30, 2002.)
4.1	Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
4.2	Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 1997.)
10.1*	Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-K for the year ended December 31, 1999).
10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)
10.2(a)	U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company’s Form 10-K for the year ended December 31, 1996.)
10.2(b)	Bandag System Franchise Agreement, as revised November 1998 (Incorporated by reference to Exhibit 10.2(a) to the Company’s form 10-K for the year ended December 31, 1998.)
10.2(c)	Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(c) to the Company’s Form 10-K for the year ended December 31, 2001.)
10.2(d)	Form letter to the Company’s U.S. franchisees. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 14, 2002.)
10.2(e)	Current Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(e) to the Company’s Form 10-K for the year ended December 31, 2004.)
10.3*	Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's Form 10-K for the year ended December 31, 2001.)
10.4*	Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.)
10.5*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.6*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.7*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.8*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999).
10.9*	Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2001.)

10.10*	Form of Nonqualified Stock Option Agreement under the Bandag, Incorporated Stock Award Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2000).
10.11*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001.)
10.12*	Description of Short-term Compensation Plan.
10.13*	Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders filed on March 31, 2004).
10.14*	Form of Stock Appreciation Rights Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004).
10.15*	Form of Restricted Stock Unit Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004).
10.16*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 25, 2005).
10.17*	Form of Nonqualified Stock Option Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 17, 2005).
10.18*	Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005).
10.19*	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 17, 2005).
21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
31.1	Certification of the Chief Executive Officer.
31.2	Certification of the Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

*Represents a management compensatory plan or arrangement.