Form 10-Q
period 2006-03-31
BANDAG INC
filed 2006-05-09
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_]    Accelerated filer [X]    Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value, 9,129,656 shares as of April 28, 2006.
Class A Common Stock, $1 par value, 9,447,704 shares as of April 28, 2006.
Class B Common Stock, $1 par value; 917,263 shares as of April 28, 2006.

BANDAG, INCORPORATED AND SUBSIDIARIES

INDEX

Part I: FINANCIAL INFORMATION			Page No.
Item	1.	Financial Statements (Unaudited)
		Condensed consolidated balance sheets -
		March 31, 2006 and December 31, 2005	3
		Condensed consolidated statements of operations
		Three months ended March 31, 2006 and 2005	4
		Condensed consolidated statements of cash flows
		Three months March 31, 2006 and 2005	5
		Notes to condensed consolidated financial statements
		March 31, 2006	6
Item	2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	13
Item	3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item	4.	Controls and Procedures	18
PART II: OTHER INFORMATION
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item	6.	Exhibits	19
SIGNATURES			20

PART I. FINANCIAL INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	(Unaudited)
In thousands, except share data	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$75,239	$97,071
Investments	64,900	60,150
Accounts receivable, net	149,015	174,017
Inventories
Finished products	67,852	67,973
Material and work in process	17,663	16,695

	85,515	84,668
Other current assets	58,161	59,960

Total current assets	432,830	475,866
Property, plant, and equipment	598,930	584,104
Less accumulated depreciation and amortization	(373,787)	(374,464)

	225,143	209,640
Intangible assets, net	40,743	32,949
Other assets	35,240	36,582

Total assets	$733,956	$755,037

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$39,812	$45,794
Accrued employee compensation and benefits	31,278	33,695
Accrued marketing expenses	22,607	24,914
Other accrued expenses	37,198	42,038
Income taxes payable	1,789	2,477
Short-term notes payable and current portion of other obligations	12,820	15,351

Total current liabilities	145,504	164,269
Long-term debt and other obligations	23,512	24,061
Deferred income tax liabilities	5,853	4,771
Minority interest	1,672	2,779
Shareholders' equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,130,441 shares in 2006, 9,129,060 shares in 2005	9,130	9,129
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,425,320 shares in 2006, 9,388,786 shares in 2005	9,425	9,389
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 917,263 shares in 2006, 917,563 shares in 2005	917	918
Additional paid-in capital	39,928	37,191
Retained earnings	509,419	529,372
Accumulated other comprehensive loss	(11,404)	(26,842)

Total shareholders' equity	557,415	559,157

Total liabilities and shareholders' equity	$733,956	$755,037

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

In thousands, except per share data	Three Months Ended March 31,
	2006	2005
Income
Net sales	$212,355	$189,756
Other	4,556	2,061

	216,911	191,817
Costs and expenses
Cost of products sold	147,761	125,746
Engineering, selling, administrative, and other expenses	65,179	57,396

	212,940	183,142
Income from operations	3,971	8,675
Interest income	2,454	1,813
Interest expense	(314)	(456)

Earnings before income taxes, minority interest
and discontinued operations	6,111	10,032
Income taxes	2,513	4,193
Minority interest	(180)	(123)

Earnings from continuing operations	3,778	5,962
Net loss on discontinued operations	(16,356)	--

Net earnings (loss)	$(12,578)	$5,962

Basic earnings (loss) per share
Earnings from continuing operations	$0.20	$0.31
Net loss on discontinued operations	(0.85)	--

Net earnings (loss)	$(0.65)	$0.31

Diluted earnings (loss) per share
Earnings from continuing operations	$0.19	$0.30
Net loss on discontinued operations	(0.83)	--

Net earnings (loss)	$(0.64)	$0.30

Comprehensive net earnings	$2,860	$6,874
Cash dividends declared per share	$0.335	$0.330
Depreciation included in expense	$6,653	$6,482
Weighted average shares outstanding:
Basic	19,324	19,392
Diluted	19,571	19,707

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands	Three Months Ended March 31,
	2006	2005
Operating Activities
Net earnings (loss)	$(12,578)	$5,962
Provision for depreciation	6,653	6,482
Decrease in operating assets and liabilities, net	12,507	5,157

Net cash provided by operating activities	6,582	17,601
Investing Activities
Additions to property, plant, and equipment	(22,677)	(8,893)
Purchases of investments	(184,950)	(358,305)
Maturities of investments	180,200	351,155
Divestitures of businesses	460	2,251
Acquisitions of businesses	(7,997)	--
Non-cash translation adjustment due to sale of South Africa	14,212	--

Net cash used in investing activities	(20,752)	(13,792)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(1,468)	(1,886)
Cash dividends	(6,515)	(6,418)
Purchases of Common Stock and Class A Common Stock	(946)	(481)
Stock options exercised	1,181	699
Excess tax benefits from share-based compensation expense	90	--

Net cash used in financing activities	(7,658)	(8,086)
Effect of exchange rate changes on cash and cash equivalents	(4)	262

Decrease in cash and cash equivalents	(21,832)	(4,015)
Cash and cash equivalents at beginning of period	97,071	66,646

Cash and cash equivalents at end of period	$75,239	$62,631

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2. Comprehensive Net Earnings

Comprehensive net earnings for the three month period ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net earnings (loss)	$(12,578)	$5,962
Other comprehensive income:
Foreign currency translation	15,522	912
Minimum pension liability	(84)	--

Comprehensive net earnings	$2,860	$6,874

For the three month period ended March 31, 2006, other comprehensive income includes $14,212,000 of cumulative translation adjustment that was written off as part of the sale of the South African operations.

Note 3. Sale of South Africa Operations

During the first quarter of 2006 the Company recorded the previously announced deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,356,000, or $0.83 per diluted share. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Earnings from continuing operations	$3,778	$5,962
Net loss on discontinued operation	(16,356)	--

Net earnings (loss)	$(12,578)	$5,962

Denominator:
Weighted-average shares - Basic	19,324	19,392
Effect of dilutive:
Restricted stock	2	5
Stock options	245	310

	247	315
Weighted-average shares - Diluted	19,571	19,707

Basic earnings (loss) per share
Earnings from continuing operations	$0.20	$0.31
Net loss on discontinued operations	(0.85)

Net earnings (loss)	$(0.65)	$0.31

Diluted earnings (loss) per share
Earnings from continuing operations	$0.19	$0.30
Net loss on discontinued operations	(0.83)	--

Net earnings (loss)	$(0.64)	$0.30

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 5. Retirement Benefit Plans

Net periodic (benefit) cost for the three month periods ended March 31 is composed of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Pension Benefits
Service cost	$1,317	$1,201
Interest cost	1,985	1,828
Expected return on plan assets	(2,164)	(1,962)
Amortization of prior service cost	32	32
Amortization of transitional assets	16	(56)
Recognized actuarial loss	358	288

Net periodic cost	$1,544	$1,331

Postretirement Benefits
Service cost	$52	$57
Interest cost	80	98
Amortization of prior service cost	1	1
Recognized actuarial gain	(32)	(13)

Net periodic cost	$101	$143

Note 6. Share-based Compensation

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” (the Statement). Under the modified prospective method of adoption selected by the Company under the provisions of the Statement, compensation cost is the same as that which would have been recognized had the recognition provisions of the Statement been applied from its original effective date in 1994. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment” using the modified prospective method.

The Company has historically expensed stock-based compensation over the explicit service period up to the date of retirement. Upon adoption of SFAS 123(R) the Company will recognize compensation cost over the period through the date that the employee is eligible to retire.

SFAS 123(R) also requires that the benefits of tax deductions in excess of compensation amounts recognized for book purposes, to be reported as a financing cash flow rather than an operating cash flow as required previously. This change in presentation in the accompanying unaudited Condensed Consolidated Statement of Cash Flows has reduced net operating cash flows and increased net financing cash flows by $90,000 for the three-month period ended March 31, 2006.

BANDAG, INCORPORATED AND SUBSIDIARIES

The Company’s Board of Directors adopted the Bandag, Incorporated Stock Award Plan in 1999 (the Plan) and the Bandag, Incorporated 2004 Stock Grant and Awards Plan in 2004 (the 2004 Plan). No additional grants may be made under plans other than the 2004 Plan. Under the terms of the 2004 Plan, the Company may award to certain eligible employees and directors stock options, stock appreciation rights, performance shares, performance units, restricted stock, restricted stock units, dividend equivalent units and incentive awards, whether granted alone or in addition to, in tandem with, or in substitution for any other award. Up to 2,000,000 shares of Class A Common Stock is authorized for issuance under the 2004 Plan and as of March 31, 2006, 1,776,660 shares were available for issuance under the 2004 Plan.

During the quarter ended March 31, 2006 and 2005, the Company recognized $1,212,000 and $1,113,000, respectively, of compensation expense related to its stock-based compensation plans.

A summary of the status of the Company’s option activity under the Bandag, Incorporated Stock Award Plan and the Bandag, Incorporated Stock Grant and Awards Plan is presented below (aggregate intrinsic value in thousands):

	Class A Common Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2006	1,437,125	$29.80
Granted	60,460	$35.80
Exercised	(46,899)	$25.18
Forfeited	(437)	$31.96

Outstanding, March 31, 2006	1,450,249	$30.20	$8,033

Exercisable, March 31, 2006	1,155,381	$28.57	$8,292

The following summarizes information about stock options outstanding under the Bandag, Incorporated Stock Award Plan and Bandag, Incorporated Stock Grant and Awards Plan at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Class A Common Shares	Average Remaining Contractual Life	Weighted- Average Exercise Price	Class A Common Shares	Weighted- Average Exercise Price
$18.99 - $23.74	222,868	3.9 years	$21.09	222,868	$21.09
$23.74 - $28.48	600,284	6.1 years	$26.24	510,516	$25.99
$28.48 - $33.23	265,777	5.7 years	$32.53	265,777	$32.53
$33.23 - $37.98	107,620	6.8 years	$34.97	46,100	$33.88
$37.98 - $42.72	106,740	8.8 years	$41.02	27,810	$41.02
$42.72 - $47.47	146,960	7.6 years	$44.71	82,310	$44.86

$18.99 - $47.47	1,450,249	6.1 years	$30.21	1,155,381	$28.57

BANDAG, INCORPORATED AND SUBSIDIARIES

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following weighted-average assumptions were made in estimating the fair value:

	Three months ended March 31, 2006	Three months ended March 31, 2005
Dividend yield	3.6%	3.7%
Expected volatility	36.5%	29.4%
Risk-free interest rate	4.3%	4.2%
Expected lives	7.7 years	7.7 years

The weighted-average fair value of options granted during the quarter March 31, 2006 and 2005 was $10.99 and $10.29 per option, respectively.

During the quarter ended March 31, 2006, the Company granted 8,290 restricted shares of Class A Common Stock under the Plan. Bandag accounts for restricted stock at historical cost which equals its fair market value at the date of grant.

A summary of the status of the Company’s restricted stock activity under the Bandag, Incorporated Stock Award Plan and the Bandag, Incorporated Stock Grant and Awards Plan is presented below:

Class A Common Shares
Non-vested, January 1, 2006	124,277
Granted	8,290
Vested	(18,125)

Non-vested, March 31, 2006	114,442

Restricted stock awards for an aggregate 114,442 shares of Class A Common Stock were outstanding at March 31, 2006, and vest as follows: 43,238 in 2007, 62,914 in 2008 and 8,290 in 2009. The weighted-average fair value of restricted stock granted during the quarter ended March 31, 2006 and 2005 was $35.69 and $40.99 per share, respectively. The total fair value of restricted stock awards that vested during the quarter ended March 31, 2006 and 2005 was $502,000 and $58,000, respectively.

Note 7. Subsequent Event

Subsequent to the end of the first quarter, North America announced the closing of the tread production plant in Shawinigan, Quebec and expects to record related charges of approximately $3,800,000 in the second quarter of 2006.

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 8. Operating Segment Information

The Company has three reportable operating segments: Traditional Business, TDS and Speedco. The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. The operations of the Traditional Business segment are evaluated by worldwide geographic region. The Company’s operations located in the United States and Canada, together with Open Road Technologies, are integrated and managed as one unit, which is referred to internally as North America. The Company’s operations located in Europe principally service European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, and royalties from licensees in Australia and South Africa, are combined under one management group referred to internally as International.

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

BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended March 31 (in thousands):

	Traditional Business
	North America		EMEA		International
	2006	2005	2006	2005	2006	2005
Sales by Product
Retread products	$87,797	$79,814	$18,967	$18,540	$26,246	$28,277
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	6,354	3,940	555	849	433	592
Other	5,949	7,516	--	--	--	--

Net sales to unaffiliated customers	$100,100	$91,270	$19,522	$19,389	$26,679	$28,869

Transfers	$7,066	$6,618	$41	$223	$2,175	$1,216
Operating earnings	$4,207	$8,605	$801	$921	$3,248	$3,439
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings before income taxes, minority
interest and discontinued operations	$4,207	$8,605	$801	$921	$3,248	$3,439

	TDS		Speedco		Other
	2006	2005	2006	2005	2006	2005
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	24,126	17,426	847	229	--	--
Retread tires	7,473	6,251	160	28	--	--
Equipment	--	--	--	--	--	--
Other	10,876	9,000	22,572	17,294	--	--

Net sales to unaffiliated customers	$42,475	$32,677	$23,579	$17,551	$--	$--

Transfers	$--	$136	$--	$--	$--	$--
Operating earnings (loss)	$(26)	$(1,097)	$(996)	$799	$(3,263)	$(3,992)
Interest income	--	--	--	--	2,454	1,813
Interest expense	--	--	--	--	(314)	(456)

Earnings (loss) before income taxes, minority
interest and discontinued operations	$(26)	$(1,097)	$(996)	$799	$(1,123)	$(2,635)

	Consolidated
	2006	2005
Sales by Product
Retread products	$133,010	$126,631
New tires	24,973	17,655
Retread tires	7,633	6,279
Equipment	7,342	5,381
Other	39,397	33,810

Net sales to unaffiliated customers	$212,355	$189,756

Transfers	$9,282	$8,193
Operating earnings	$3,971	$8,675
Interest income	2,454	1,813
Interest expense	(314)	(456)

Earnings before income taxes, minority
interest and discontinued operations	$6,111	$10,032

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Speedco.

   Sale of South Africa Operations

During the first quarter of 2006 the Company recorded the previously announced deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,356,000, or $0.83 per diluted share. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

   Net Sales

Consolidated net sales for the quarter ended March 31, 2006 increased $22,599,000, or 12%, from the prior year period. Retread unit volume in the Traditional Business decreased 3% for the quarter ended March 31, 2006 from the prior year period. Net sales were positively impacted by an increase in TDS and Speedco net sales of $9,798,000 and $6,028,000, respectively, for the quarter ended March 31, 2006. The Company’s seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

   Gross Margin

Consolidated gross margin for the quarter ended March 31, 2006 declined 3.3 percentage points from the prior year period. Traditional Business gross margin decreased 3.7 percentage points for the quarter ended March 31, 2006, from the prior year period. The decrease in Traditional Business gross margin is primarily due to higher raw material costs.

   Operating and Other Expenses

Consolidated operating and other expenses increased $7,783,000, or 14%, for the quarter ended March 31, 2006 from the prior year period. The increase in consolidated operating and other expenses was substantially impacted by expenses related to the Speedco operations.

   Other Income

Consolidated other income increased $2,495,000 for the quarter ended March 31, 2006 from the prior year period. Other income was positively impacted by $1,978,000 due to a legal settlement with a raw material supplier and by $845,000 due to the sale of the Company’s joint venture in India.

   Interest Income

Consolidated interest income increased $641,000 for the quarter ended March 31, 2006 from the prior year period, primarily due to an increase in interest rates.

BANDAG, INCORPORATED AND SUBSIDIARIES

   Net Earnings

Consolidated earnings from continuing operations were $3,778,000, or $0.19 per diluted share, for the quarter ended March 31, 2006, compared to $5,962,000, or $0.30 per diluted share, for the prior year period. During the quarter ended March 31, 2006 the Company recorded a net loss on discontinued operations of $16,356,000, or $0.83 per diluted share, resulting in a net loss of $12,578,000, or $0.64 per diluted share.

TRADITIONAL BUSINESS

   North America

The Company’s Traditional Business operations located in the United States and Canada, together with Open Road Technologies are integrated and managed as one unit, which is referred to internally as North America. North America sells to independent dealers as well as to TDS and other subsidiaries. Sales to TDS and other subsidiaries are eliminated in consolidation.

The table below depicts the breakout of North America’s retread product sales to TDS and to independent dealers.

(in thousands)	Three Months Ended March 31,
Retread Product Sales	2006	2005	Increase
Sales to Independent Dealers	$87,797	$79,814	10.0%
Sales to TDS	4,355	3,336	30.5%

Total Retread Product Sales	$92,152	$83,150	10.8%

Retread product sales were positively impacted by a 1% increase in retread material unit volume for the quarter ended March 31, 2006. Retread product sales increased at a higher rate than the unit volume increased due to the impact of price increases in May 2005 and January 2006. Net sales were also positively impacted by increased equipment sales of $2,414,000 and the positive effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of $633,000.

Higher raw material costs and an increase in sales incentive programs primarily resulted in a 4.1 percentage point decrease in North America’s gross margin for the quarter ended March 31, 2006 from the prior year period.

Operating and other expenses increased $4,133,000, or 17%, for the quarter ended March 31, 2006 from the prior year period. The increase in operating and other expenses is primarily due to an increase in personnel related costs and a decrease in net foreign exchange gains. Other income was positively impacted by $1,083,000 due to a legal settlement with a raw material supplier.

Lower gross profit margin and higher operating and other expenses were the primary reasons for a decrease for North America of $4,398,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended March 31, 2006. North America recorded earnings before income taxes, minority interest and discontinued operations of $4,207,000 for the quarter ended March 31, 2006 as compared to earnings on the same basis of $8,605,000 for the prior year period.

BANDAG, INCORPORATED AND SUBSIDIARIES

Subsequent to the end of the first quarter, North America announced the closing of the tread production plant in Shawinigan, Quebec and expects to record related charges of approximately $3,800,000 in the second quarter of 2006.

   EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA increased $133,000, or 1%, for the quarter ended March 31, 2006 from the prior year period on a 9% increase in retread material unit volume. Net sales in EMEA in the quarter ended March 31, 2006 were positively impacted by increased selling prices. Net sales were negatively impacted by $2,222,000 due to the effect of translating foreign currency denominated results to U.S. dollars.

Primarily as a result of higher raw material costs, gross margin decreased 3.3 percentage points for the quarter ended March 31, 2006 as compared to the prior year period. Operating and other expenses decreased $180,000, or 3%, for the quarter ended March 31, 2006 as compared to the prior year period. Other income was positively impacted by $340,000 due to a legal settlement with a raw material supplier.

Lower gross profit margin was the primary reason for a decrease for EMEA of $120,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended March 31, 2006. EMEA recorded earnings before income taxes, minority interest and discontinued operations of $801,000 for the quarter ended March 31, 2006 as compared to earnings on the same basis of $921,000 for the prior year period.

   International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, and royalties from licensees in Australia and South Africa, are combined under one management group referred to internally as International. Net sales in International for the quarter ended March 31, 2006 decreased $2,190,000, or 8%, from the prior year period. Retread material unit volume decreased 17% for the quarter ended March 31, 2006 as compared to the prior year period. Net sales and retread material unit volume were negatively impacted by 17% and 13%, respectively, due to the divestiture of South Africa. Net sales in International for the quarter ended March 31, 2006 were positively impacted by price increases and by $2,903,000 due to the effect of translating foreign currency denominated results to U.S. dollars.

Gross margin for the quarter ended March 31, 2006 decreased 2.7 percentage points from the prior year period, primarily due to higher raw material prices. Operating and other expenses for the quarter ended March 31, 2006 were even with the prior year period. Other income was positively impacted by $555,000 due to a legal settlement with a raw material supplier and by $845,000 due to the sale of the Company’s joint venture in India.

BANDAG, INCORPORATED AND SUBSIDIARIES

Lower net sales and gross profit margin primarily resulted in a decrease for International of $191,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended March 31, 2006. International recorded earnings before income taxes, minority interest and discontinued operations of $3,248,000 for the quarter ended March 31, 2006 as compared to earnings on the same basis of $3,439,000 for the prior year period.

During the first quarter of 2006 the Company recorded the previously announced deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,356,000. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter ended March 31, 2006 increased $9,798,000, or 30%, from the prior year period. TDS net sales were positively impacted by increased unit sales and higher prices.

Gross margin for the quarter ended March 31, 2006 was even with the prior year periods. Operating and other expenses increased $1,633,000, or 16%, for the quarter ended March 31, 2006, but decreased as a percentage of sales.

Higher net sales was the primary reason for an improvement for TDS of $1,071,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended March 31, 2006. TDS recorded a loss before income taxes, minority interest and discontinued operations of $26,000 for the quarter ended March 31, 2006 as compared to a loss on the same basis of $1,097,000 for the prior year period.

SPEEDCO, INC.

Speedco net sales for the quarter ended March 31, 2006 increased $6,028,000, or 34%, from the prior year period. For the quarter ended March 31, 2006, same store lube sales increased $2,771,000, or 16%, and same store tire sales increased $397,000, or 93%, as compared to the prior year period. Same store revenue is comprised of locations that have operated for twelve full months. As of March 31, 2006 same store lube sales included 33 locations and same store tire sales included 7 locations. Speedco had 39 locations, 27 with tire service capabilities, as of March 31, 2006, compared to 33 locations, 8 with tire service capabilities, for the prior year period.

Gross margin for the quarter ended March 31, 2006 decreased 4.3 percentage points as compared to the prior year period. Operating and other expenses for the quarter ended March 31, 2006 increased $2,943,000, or 55%, as compared to the prior year period. Speedco gross margin and operating and other expenses were negatively impacted by expenses associated with the start-up of new stores and the addition of tire lanes to existing stores.

BANDAG, INCORPORATED AND SUBSIDIARIES

Lower gross margin and higher operating and other expenses were the primary reasons for a decrease for Speedco of $1,795,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended March 31, 2006. Speedco recorded a loss before income taxes, minority interest and discontinued operations of $996,000 for the quarter ended March 31, 2006 as compared to earnings on the same basis of $799,000 for the prior year period.

OTHER

The Company’s Other segment consists of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses decreased $729,000 for the quarter ended March 31, 2006 as compared to the prior year period. Interest income increased $641,000 for the quarter ended March 31, 2006 from the prior year period due to an increase in interest rates.

Financial Condition:

Liquidity

At March 31, 2006, the Company had cash and cash equivalents of $75,239,000, as compared to $97,071,000 at December 31, 2005. At March 31, 2006, the Company had investments of $64,900,000, as compared to $60,150,000 at December 31, 2005. The Company’s ratio of total current assets to total current liabilities was 3.0 to 1 at March 31, 2006, with current assets exceeding current liabilities by $287,326,000. At March 31, 2006, the Company had approximately $105,230,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2006 was $6,582,000. At March 31, 2006, the Company had a net decrease in operating assets and liabilities of $12,507,000 compared to $5,157,000 for the prior year period. The net decrease in operating assets and liabilities at March 31, 2006 is primarily due to a decrease in accounts receivables.

Investing Activities

The Company spent $22,677,000 on capital expenditures through March 31, 2006, compared to $8,893,000 spent for the same period last year. The increase in capital expenditures is primarily due to expenditures made by Speedco for new facilities and installations of quick-service tire lanes at existing facilities. The Company typically funds its capital expenditures from cash, investments and operating cash flows.

The Company’s excess funds are invested in financial instruments with various maturities, but only instruments available-for-sale with an original maturity date of over 90 days and auction rate securities are classified as investments for balance sheet purposes. The Company’s purchases of investments exceeded maturities by $4,750,000 during the three months ended March 31, 2006, resulting in total investments of $64,900,000 as of March 31, 2006.

BANDAG, INCORPORATED AND SUBSIDIARIES

During the quarter ended March 31, 2006, the Company recorded a non-cash translation adjustment loss of $14,212,000 due to the sale of the South African operation.

Financing Activities

Cash dividends totaled $6,515,000 for the three months ended March 31, 2006, compared to $6,418,000 for the same period last year. Cash dividends declared per share were $0.335 for the three months ended March 31, 2006, compared to $0.33 per share for the same period last year.

During the three month period ended March 31, 2006, the Company purchased 26,198 shares of Common Stock and Class A Common Stock at an average price of $36.13 per share, as compared to the purchase of 11,264 shares of Common Stock and Class A Common Stock at an average price of $42.66 per share for the same period last year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the Company’s most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended March 31, 2006 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

January 1, 2006 -	Total	Average	Total Number	Maximum
March 31, 2006	Number	Price Paid	of Shares	Number of
	of Shares	per Share	Purchased as	Shares that May
	Purchased		Part of Publicly	Yet be Purchased
			Announced	Under the
			Programs	Program
Common Stock
January 1 - January 31	970	$44.96	970	715,336
February 1 - February 28	557	$42.42	557	713,725
March - March 31	1,704	$41.41	1,704	691,172

Total	3,231	$42.65	3,231	691,172	(1)(2)

Class A Common Stock
January 1 - January 31	1,064	$38.60	1,064	715,336
February 1 - February 28	1,054	$36.01	1,054	713,725
March - March 31	20,849	$35.00	20,849	691,172

Total	22,967	$35.21	22,967	691,172	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock, Class A Common Stock and/or Class B common Stock remaining to be purchased under the stock purchase program.

Item 6 – Exhibits

10.20	Form of Performance Unit Agreement under 2004 Stock Grant and Awards Plan
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED (Registrant)

Date: May 9, 2006	/s/ Martin G. Carver
Martin G. Carver
Chairman and Chief Executive Officer
Date: May 9, 2006	/s/ Warren W. Heidbreder
Warren W. Heidbreder
Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit

10.20	Form of Performance Unit Agreement under 2004 Stock Grant and Awards Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350