Form 10-Q/A
period 2006-03-31
BANDAG INC
filed 2006-06-22
CIK 9534

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value, 9,129,656 shares as of April 28, 2006.
Class A Common Stock, $1 par value, 9,447,704 shares as of April 28, 2006.
Class B Common Stock, $1 par value; 917,263 shares as of April 28, 2006.

BANDAG, INCORPORATED AND SUBSIDIARIES

EXPLANATORY NOTE

On May 9, 2006, the Company filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The Company hereby amends (in their entirety) Items 1, 2 and 4 of Part I of its Quarterly Report on From 10-Q and Item 6 of Part II of its Quarterly Report on Form 10-Q, in connection with restating the Company’s financial statements, as set forth in Note 9 of the Notes to Condensed Consolidated Financial Statements – Unaudited in this Quarterly Report on Form 10-Q/A. The restatement corrects an error that occurred during the first quarter of 2006 resulting in an understatement of inventories and an overstatement of cost of products sold in its North American business unit. As a result of the error, the net loss for the quarter ended March 31, 2006 was overstated by approximately $1,931,000. Except for changes in amounts related to the understatement of inventories and overstatement of cost of products sold that are reported in Items 1 and 2 of Part I of this amended Quarterly Report on Form 10-Q/A; the addition of a new Note 9 of the Notes to Condensed Consolidated Financial Statements – Unaudited; revised disclosures regarding controls and procedures in Item 4 of Part I of this amended Quarterly Report on Form 10-Q/A; and new certifications filed as exhibits to this amended Quarterly Report on Form 10-Q/A, this report does not affect any amounts or disclosures previously reported or disclosed in the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. This amended Quarterly Report on Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Quarterly Report on Form 10-Q except in connection with the foregoing. Accordingly, this amended Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q.

INDEX

Part I: FINANCIAL INFORMATION			Page No.
Item	1.	Financial Statements (Unaudited)
		Condensed consolidated balance sheets -
		March 31, 2006 (as restated) and December 31, 2005	3
		Condensed consolidated statements of operations
		Three months ended March 31, 2006 (as restated) and 2005	4
		Condensed consolidated statements of cash flows
		Three months ended March 31, 2006 (as restated) and 2005	5
		Notes to condensed consolidated financial statements
		March 31, 2006 (as restated)	6
Item	2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations (as restated)	17
Item	4.	Controls and Procedures (as restated)	22
PART II: OTHER INFORMATION
Item	6.	Exhibits	24
SIGNATURES			25

PART I. FINANCIAL INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements Condensed Consolidated Balance Sheets

In thousands, except share data	(Unaudited) March 31, 2006 restated	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$75,239	$97,071
Investments	64,900	60,150
Accounts receivable, net	149,015	174,017
Inventories
Finished products	70,869	67,973
Material and work in process	17,663	16,695

	88,532	84,668
Other current assets	58,161	59,960

Total current assets	435,847	475,866
Property, plant, and equipment	598,930	584,104
Less accumulated depreciation and amortization	(373,787)	(374,464)

	225,143	209,640
Intangible assets, net	40,743	32,949
Other assets	35,240	36,582

Total assets	$736,973	$755,037

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$39,812	$45,794
Accrued employee compensation and benefits	31,278	33,695
Accrued marketing expenses	22,607	24,914
Other accrued expenses	37,198	42,038
Income taxes payable	2,875	2,477
Short-term notes payable and current portion of other obligations	12,820	15,351

Total current liabilities	146,590	164,269
Long-term debt and other obligations	23,512	24,061
Deferred income tax liabilities	5,853	4,771
Minority interest	1,672	2,779
Shareholders’ equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,130,441 shares in 2006, 9,129,060 shares in 2005	9,130	9,129
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,425,320 shares in 2006, 9,388,786 shares in 2005	9,425	9,389
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 917,263 shares in 2006, 917,563 shares in 2005	917	918
Additional paid-in capital	39,928	37,191
Retained earnings	511,350	529,372
Accumulated other comprehensive loss	(11,404)	(26,842)

Total shareholders’ equity	559,346	559,157

Total liabilities and shareholders’ equity	$736,973	$755,037

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

In thousands, except per share data	Three Months Ended March 31,
	2006 restated	2005
Income
Net sales	$212,355	$189,756
Other	4,556	2,061

	216,911	191,817
Costs and expenses
Cost of products sold	144,744	125,746
Engineering, selling, administrative, and other expenses	65,179	57,396

	209,923	183,142
Income from operations	6,988	8,675
Interest income	2,454	1,813
Interest expense	(314)	(456)

Earnings before income taxes, minority interest
and discontinued operations	9,128	10,032
Income taxes	3,599	4,193
Minority interest	(180)	(123)

Earnings from continuing operations	5,709	5,962
Net loss on discontinued operations	(16,356)	--

Net earnings (loss)	$(10,647)	$5,962

Basic earnings (loss) per share
Earnings from continuing operations	$0.30	$0.31
Net loss on discontinued operations	(0.85)	--

Net earnings (loss)	$(0.55)	$0.31

Diluted earnings (loss) per share
Earnings from continuing operations	$0.29	$0.30
Net loss on discontinued operations	(0.83)	--

Net earnings (loss)	$(0.54)	$0.30

Comprehensive net earnings	$4,791	$6,874
Cash dividends declared per share	$0.335	$0.330
Depreciation included in expense	$6,653	$6,482
Weighted average shares outstanding:
Basic	19,324	19,392
Diluted	19,571	19,707

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands	Three Months Ended March 31,
	2006 restated	2005
Operating Activities
Net earnings (loss)	$(10,647)	$5,962
Provision for depreciation	6,653	6,482
Decrease in operating assets and liabilities, net	10,576	5,157

Net cash provided by operating activities	6,582	17,601
Investing Activities
Additions to property, plant, and equipment	(22,677)	(8,893)
Purchases of investments	(184,950)	(358,305)
Maturities of investments	180,200	351,155
Divestitures of businesses	460	2,251
Acquisitions of businesses	(7,997)	--
Non-cash translation adjustment due to sale of South Africa	14,212	--

Net cash used in investing activities	(20,752)	(13,792)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(1,468)	(1,886)
Cash dividends	(6,515)	(6,418)
Purchases of Common Stock and Class A Common Stock	(946)	(481)
Stock options exercised	1,181	699
Excess tax benefits from share-based compensation expense	90	--

Net cash used in financing activities	(7,658)	(8,086)
Effect of exchange rate changes on cash and cash equivalents	(4)	262

Decrease in cash and cash equivalents	(21,832)	(4,015)
Cash and cash equivalents at beginning of period	97,071	66,646

Cash and cash equivalents at end of period	$75,239	$62,631

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

Note 2. Comprehensive Net Earnings

Comprehensive net earnings for the three month period ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2006 restated	2005
Net earnings (loss)	$(10,647)	$5,962
Other comprehensive income:
Foreign currency translation	15,522	912
Minimum pension liability	(84)	--

Comprehensive net earnings	$4,791	$6,874

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

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006 restated	2005
Numerator:
Earnings from continuing operations	$5,709	$5,962
Net loss on discontinued operation	(16,356)	--

Net earnings (loss)	$(10,647)	$5,962

Denominator:
Weighted-average shares - Basic	19,324	19,392
Effect of dilutive:
Restricted stock	2	5
Stock options	245	310

	247	315
Weighted-average shares - Diluted	19,571	19,707

Basic earnings (loss) per share
Earnings from continuing operations	$0.30	$0.31
Net loss on discontinued operations	(0.85)

Net earnings (loss)	$(0.55)	$0.31

Diluted earnings (loss) per share
Earnings from continuing operations	$0.29	$0.30
Net loss on discontinued operations	(0.83)	--

Net earnings (loss)	$(0.54)	$0.30

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

BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended March 31 (in thousands):

	Traditional Business
	North America		EMEA		International
	2006 restated	2005	2006	2005	2006	2005
Sales by Product
Retread products	$87,797	$79,814	$18,967	$18,540	$26,246	$28,277
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	6,354	3,940	555	849	433	592
Other	5,949	7,516	--	--	--	--

Net sales to unaffiliated customers	$100,100	$91,270	$19,522	$19,389	$26,679	$28,869

Transfers	$7,066	$6,618	$41	$223	$2,175	$1,216
Operating earnings	$7,224	$8,605	$801	$921	$3,248	$3,439
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings before income taxes, minority
interest and discontinued operations	$7,224	$8,605	$801	$921	$3,248	$3,439

	TDS		Speedco		Other
	2006	2005	2006	2005	2006	2005
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	24,126	17,426	847	229	--	--
Retread tires	7,473	6,251	160	28	--	--
Equipment	--	--	--	--	--	--
Other	10,876	9,000	22,572	17,294	--	--

Net sales to unaffiliated customers	$42,475	$32,677	$23,579	$17,551	$--	$--

Transfers	$--	$136	$--	$--	$--	$--
Operating earnings (loss)	$(26)	$(1,097)	$(996)	$799	$(3,263)	$(3,992)
Interest income	--	--	--	--	2,454	1,813
Interest expense	--	--	--	--	(314)	(456)

Earnings (loss) before income taxes, minority
interest and discontinued operations	$(26)	$(1,097)	$(996)	$799	$(1,123)	$(2,635)

	Consolidated
	2006 restated	2005
Sales by Product
Retread products	$133,010	$126,631
New tires	24,973	17,655
Retread tires	7,633	6,279
Equipment	7,342	5,381
Other	39,397	33,810

Net sales to unaffiliated customers	$212,355	$189,756

Transfers	$9,282	$8,193
Operating earnings	$6,988	$8,675
Interest income	2,454	1,813
Interest expense	(314)	(456)

Earnings before income taxes, minority
interest and discontinued operations	$9,128	$10,032

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 9. Restatement

On June 16, 2006, the Audit Committee of the Company’s Board of Directors, in consultation with management, concluded that the Company’s condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 should be restated to correct an error resulting in an understatement of inventories and an overstatement of cost of products sold in its North American business unit and that such financial statements should no longer be relied upon. This conclusion was reported in a Current Report on Form 8-K filed June 22, 2006.

The following table reflects (in thousands, except per share data) the effects of the restatement on (1) the inventories and income taxes payable that the Company previously reported in its Condensed Consolidated Balance Sheets and (2) the earnings that the Company previously reported in its Condensed Consolidated Statements of Earnings:

Increase
Condensed Consolidated Balance Sheet
Inventories	$3,017
Income taxes payable	$1,086
Condensed Consolidated Statements of Earnings
Earnings before income taxes, minority
interest and discontinued operations	$3,017
Earnings from continuing operations	$1,931
Net earnings	$1,931
Diluted earnings per share	$0.10

The following tables present the effects of the restatement on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Cash Flows as of the period ended March 31, 2006:

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share data	March 31, 2006	March 31, 2006
	Previously Reported	Restated
Assets
Current assets
Cash and cash equivalents	$75,239	$75,239
Investments	64,900	64,900
Accounts receivable, net	149,015	149,015
Inventories
Finished products	67,852	70,869
Material and work in process	17,663	17,663

	85,515	88,532
Other current assets	58,161	58,161

Total current assets	432,830	435,847
Property, plant, and equipment	598,930	598,930
Less accumulated depreciation and amortization	(373,787)	(373,787)

	225,143	225,143
Intangible assets, net	40,743	40,743
Other assets	35,240	35,240

Total assets	$733,956	$736,973

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$39,812	$39,812
Accrued employee compensation and benefits	31,278	31,278
Accrued marketing expenses	22,607	22,607
Other accrued expenses	37,198	37,198
Income taxes payable	1,789	2,875
Short-term notes payable and current portion of other obligations	12,820	12,820

Total current liabilities	145,504	146,590
Long-term debt and other obligations	23,512	23,512
Deferred income tax liabilities	5,853	5,853
Minority interest	1,672	1,672
Shareholders’ equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,130,441 shares in 2006, 9,129,060 shares in 2005	9,130	9,130
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,425,320 shares in 2006, 9,388,786 shares in 2005	9,425	9,425
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 917,263 shares in 2006, 917,563 shares in 2005	917	917
Additional paid-in capital	39,928	39,928
Retained earnings	509,419	511,350
Accumulated other comprehensive loss	(11,404)	(11,404)

Total shareholders’ equity	557,415	559,346

Total liabilities and shareholders’ equity	$733,956	$736,973

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

In thousands, except per share data	Three Months Ended March 31,
	2006 Previously Reported	2006 Restated
Income
Net sales	$212,355	$212,355
Other	4,556	4,556

	216,911	216,911
Costs and expenses
Cost of products sold	147,761	144,744
Engineering, selling, administrative, and other expenses	65,179	65,179

	212,940	209,923
Income from operations	3,971	6,988
Interest income	2,454	2,454
Interest expense	(314)	(314)

Earnings before income taxes, minority interest
and discontinued operations	6,111	9,128
Income taxes	2,513	3,599
Minority interest	(180)	(180)

Earnings from continuing operations	3,778	5,709
Net loss on discontinued operations	(16,356)	(16,356)

Net earnings (loss)	$(12,578)	$(10,647)

Basic earnings (loss) per share
Earnings from continuing operations	$0.20	$0.30
Net loss on discontinued operations	(0.85)	(0.85)

Net earnings (loss)	$(0.65)	$(0.55)

Diluted earnings (loss) per share
Earnings from continuing operations	$0.19	$0.29
Net loss on discontinued operations	(0.83)	(0.83)

Net earnings (loss)	$(0.64)	$(0.54)

Comprehensive net earnings	$2,860	$4,791
Cash dividends declared per share	$0.335	$0.335
Depreciation included in expense	$6,653	$6,653
Weighted average shares outstanding:
Basic	19,324	19,324
Diluted	19,571	19,571

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands	Three Months Ended March 31,
	2006 Previously Reported	2006 Restated
Operating Activities
Net earnings (loss)	$(12,578)	$(10,647)
Provision for depreciation	6,653	6,653
Decrease in operating assets and liabilities, net	12,507	10,576

Net cash provided by operating activities	6,582	6,582
Investing Activities
Additions to property, plant, and equipment	(22,677)	(22,677)
Purchases of investments	(184,950)	(184,950)
Maturities of investments	180,200	180,200
Divestitures of businesses	460	460
Acquisitions of businesses	(7,997)	(7,997)
Non-cash translation adjustment due to sale of South Africa	14,212	14,212

Net cash used in investing activities	(20,752)	(20,752)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(1,468)	(1,468)
Cash dividends	(6,515)	(6,515)
Purchases of Common Stock and Class A Common Stock	(946)	(946)
Stock options exercised	1,181	1,181
Excess tax benefits from share-based compensation expense	90	90

Net cash used in financing activities	(7,658)	(7,658)
Effect of exchange rate changes on cash and cash equivalents	(4)	(4)

Decrease in cash and cash equivalents	(21,832)	(21,832)
Cash and cash equivalents at beginning of period	97,071	97,071

Cash and cash equivalents at end of period	$75,239	$75,239

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

Gross Margin

Consolidated gross margin for the quarter ended March 31, 2006 declined 1.9 percentage points from the prior year period. Traditional Business gross margin decreased 1.6 percentage points for the quarter ended March 31, 2006, from the prior year period. The decrease in Traditional Business gross margin is primarily due to higher raw material costs.

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

BANDAG, INCORPORATED AND SUBSIDIARIES

Net Earnings

Consolidated earnings from continuing operations were $5,709,000, or $0.29 per diluted share, for the quarter ended March 31, 2006, compared to $5,962,000, or $0.30 per diluted share, for the prior year period. During the quarter ended March 31, 2006 the Company recorded a net loss on discontinued operations of $16,356,000, or $0.83 per diluted share, resulting in a net loss of $10,647,000, or $0.54 per diluted share.

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

Higher raw material costs and an increase in sales incentive programs primarily resulted in a 1.1 percentage point decrease in North America’s gross margin for the quarter ended March 31, 2006 from the prior year period.

Operating and other expenses increased $4,133,000, or 17%, for the quarter ended March 31, 2006 from the prior year period. The increase in operating and other expenses is primarily due to an increase in personnel related costs and a decrease in net foreign exchange gains. Other income was positively impacted by $1,083,000 due to a legal settlement with a raw material supplier.

Lower gross profit margin and higher operating and other expenses were the primary reasons for a decrease for North America of $1,381,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended March 31, 2006. North America recorded earnings before income taxes, minority interest and discontinued operations of $7,224,000 for the quarter ended March 31, 2006 as compared to earnings on the same basis of $8,605,000 for the prior year period.

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

Financial Condition:

Liquidity

At March 31, 2006, the Company had cash and cash equivalents of $75,239,000, as compared to $97,071,000 at December 31, 2005. At March 31, 2006, the Company had investments of $64,900,000, as compared to $60,150,000 at December 31, 2005. The Company’s ratio of total current assets to total current liabilities was 3.0 to 1 at March 31, 2006, with current assets exceeding current liabilities by $289,257,000. At March 31, 2006, the Company had approximately $105,230,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2006 was $6,582,000. At March 31, 2006, the Company had a net decrease in operating assets and liabilities of $10,576,000 compared to $5,157,000 for the prior year period. The net decrease in operating assets and liabilities at March 31, 2006 is primarily due to a decrease in accounts receivables.

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

Item 4. Controls and Procedures (as restated)

Disclosure Controls and Procedures

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. However, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures, in light of the restatement of the Company’s financial statements filed in this amended Quarterly Report on Form 10-Q/A, and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006. This conclusion was based on the Company’s identification of a material weakness with regard to its calculation of finished goods inventory in the first quarter of 2006. The Company identified the material weakness as part of its review of finished goods inventory during the second quarter of 2006.

As of the filing of this amended Quarterly Report on Form 10-Q/A, management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the material weakness in internal control over financial reporting relating to the Company’s calculation of finished goods inventory in the first quarter of 2006 has been remediated as a result of actions discussed below, and that the Company’s disclosure controls and procedures are effective as of the date of the filing.

BANDAG, INCORPORATED AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting

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

Subsequent to the issuance of the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, the Audit Committee of the Company’s Board of Directors, in consultation with management, concluded that the Company’s condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 should be restated to correct an error resulting in an understatement of inventories and an overstatement in cost of products sold. The restatement was a result of a material weakness relating to the Company’s calculation of finished goods inventory in the first quarter of 2006. The material weakness relates primarily to the failure to adjust the carrying value of finished goods inventory at one North American location, which is done monthly.

The Company identified the material weakness as part of its review of finished goods inventory during the second quarter of 2006. As a result of identifying the material weakness, and as part of the Company’s ongoing efforts to improve internal control over financial reporting, the Company has implemented procedures requiring (1) additional monthly reports showing detail of the inventory cost by plant and by category to facilitate the identification of variances; (2) enhanced input controls to help ensure the appropriate inventory values are recorded; and (3) more detailed analysis by location to help detect variances. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the material weakness in internal control over financial reporting relating to the Company’s calculation of finished goods inventory in the first quarter of 2006 has been remediated as a result of implementing these procedures.

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 6 — Exhibits

10.20	Form of Performance Unit Agreement under 2004 Stock Grant and Awards Plan (filed previously)
31.1	Certification of Chief Executive Officer (respecting original Form 10-Q, as filed on March 9, 2006, was filed previously)
31.2	Certification of Chief Financial Officer (respecting original Form 10-Q, as filed on March 9, 2006, was filed previously)
31.3	Certification of Chief Executive Officer
31.4	Certification of Chief Financial Officer
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. ss.1350 (respecting original Form 10-Q, as filed on March 9, 2006, was filed previously)
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350 (respecting original Form 10-Q, as filed on March 9, 2006, was filed previously)
32.3	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350
32.4	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED
(Registrant)
Date:	June 22, 2006	/s/ Martin G. Carver
Martin G. Carver
Chairman and Chief Executive Officer
Date:	June 22, 2006	/s/ Warren W. Heidbreder
Warren W. Heidbreder
Vice President, Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit

10.20	Form of Performance Unit Agreement under 2004 Stock Grant and Awards Plan (filed previously)

31.1	Certification of Chief Executive Officer (respecting original Form 10-Q, as filed on March 9, 2006, was filed previously)

31.2	Certification of Chief Financial Officer (respecting original Form 10-Q, as filed on March 9, 2006, was filed previously)

31.3	Certification of Chief Executive Officer

31.4	Certification of Chief Financial Officer

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350 (respecting original Form 10-Q, as filed on March 9, 2006, was filed previously)

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350 (respecting original Form 10-Q, as filed on March 9, 2006, was filed previously)

32.3	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350

32.4	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350