Form 10-Q
period 2006-06-30
BANDAG INC
filed 2006-08-04
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Common Stock, $1 par value, 9,125,277 shares as of July 31, 2006.
Class A Common Stock, $1 par value, 9,398,296 shares as of July 31, 2006.
Class B Common Stock, $1 par value; 917,253 shares as of July 31, 2006.

BANDAG, INCORPORATED AND SUBSIDIARIES

INDEX

Part I: FINANCIAL INFORMATION			Page No.
Item	1.	Financial Statements (Unaudited)
		Condensed consolidated balance sheets -
		June 30, 2006 and December 31, 2005	3
		Condensed consolidated statements of operations
		Three months ended June 30, 2006 and 2005
		Six months ended June 30, 2006 and 2005	4
		Condensed consolidated statements of cash flows
		Six months June 30, 2006 and 2005	5
		Notes to condensed consolidated financial statements
		June 30, 2006	6
Item	2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	15
Item	3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item	4.	Controls and Procedures	23
PART II: OTHER INFORMATION
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item	4.	Submission of Matters to a Vote of Security Holders	24
Item	6.	Exhibits	25
SIGNATURES			26

PART I. FINANCIAL INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	(Unaudited)
In thousands, except share data	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$71,760	$97,071
Investments	55,693	60,150
Accounts receivable, net	164,469	174,017
Inventories
Finished products	68,628	67,973
Material and work in process	19,404	16,695

	88,032	84,668
Other current assets	55,453	59,960

Total current assets	435,407	475,866
Property, plant, and equipment	615,420	584,104
Less accumulated depreciation and amortization	(376,440)	(374,464)

	238,980	209,640
Intangible assets, net	40,926	32,949
Other assets	37,917	36,582

Total assets	$753,230	$755,037

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$48,830	$45,794
Accrued employee compensation and benefits	33,275	33,695
Accrued marketing expenses	22,336	24,914
Other accrued expenses	39,768	42,038
Income taxes payable	1,786	2,477
Short-term notes payable and current portion of other obligations	13,428	15,351

Total current liabilities	159,423	164,269
Long-term debt and other obligations	24,589	24,061
Deferred income tax liabilities	5,534	4,771
Minority interest	1,463	2,779
Shareholders' equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,127,100 shares in 2006, 9,129,060 shares in 2005	9,127	9,129
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,407,767 shares in 2006, 9,388,786 shares in 2005	9,408	9,389
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 917,253 shares in 2006, 917,563 shares in 2005	917	918
Additional paid-in capital	42,105	37,191
Retained earnings	513,096	529,372
Accumulated other comprehensive loss	(12,432)	(26,842)

Total shareholders' equity	562,221	559,157

Total liabilities and shareholders' equity	$753,230	$755,037

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

In thousands, except per share data	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income
Net sales	$247,315	$227,261	$459,670	$417,017
Other	1,329	1,087	5,885	3,148

	248,644	228,348	465,555	420,165
Costs and expenses
Cost of products sold	169,383	147,558	314,127	273,304
Engineering, selling, administrative, and other expenses	64,669	62,284	129,848	119,680

	234,052	209,842	443,975	392,984
Income from operations	14,592	18,506	21,580	27,181
Interest income	1,878	2,159	4,332	3,972
Interest expense	(373)	(629)	(687)	(1,085)

Earnings before income taxes, minority interest
and discontinued operations	16,097	20,036	25,225	30,068
Income taxes	5,740	7,029	9,339	11,222
Minority interest	(122)	268	(302)	145

Earnings from continuing operations	10,479	12,739	16,188	18,701
Net loss on discontinued operations	--	--	(16,356)	--

Net earnings (loss)	$10,479	$12,739	$(168)	$18,701

Basic earnings (loss) per share
Earnings from continuing operations	$0.54	$0.66	$0.84	$0.96
Net loss on discontinued operations	--	--	(0.85)	--

Net earnings (loss)	$0.54	$0.66	$(0.01)	$0.96

Diluted earnings (loss) per share
Earnings from continuing operations	$0.54	$0.65	$0.83	$0.95
Net loss on discontinued operations	--	--	(0.84)	--

Net earnings (loss)	$0.54	$0.65	$(0.01)	$0.95

Comprehensive net earnings	$9,451	$12,578	$14,242	$19,452
Cash dividends declared per share	$0.335	$0.330	$0.670	$0.660
Depreciation included in expense	$6,869	$6,255	$13,522	$12,737
Weighted average shares outstanding:
Basic	19,354	19,426	19,339	19,409
Diluted	19,513	19,714	19,542	19,710

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands	Six Months Ended June 30,
	2006	2005
Operating Activities
Net earnings (loss)	$(168)	$18,701
Non-cash translation adjustment due to sale of South Africa	14,212	--
Provision for depreciation	13,522	12,737
(Increase) decrease in operating assets and liabilities, net	10,509	(6,577)

Net cash provided by operating activities	38,075	24,861
Investing Activities
Additions to property, plant, and equipment	(44,467)	(26,243)
Purchases of investments	(330,543)	(679,900)
Maturities of investments	335,000	692,850
Divestitures of businesses	460	2,251
Acquisitions of businesses	(8,091)	--

Net cash used in investing activities	(47,641)	(11,042)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(1,468)	(1,886)
Cash dividends	(13,038)	(12,873)
Purchases of Common Stock and Class A Common Stock	(3,408)	(2,281)
Stock options exercised	2,523	1,387
Excess tax benefits from share-based compensation expense	196	--

Net cash used in financing activities	(15,195)	(15,653)
Effect of exchange rate changes on cash and cash equivalents	(550)	1,063

Decrease in cash and cash equivalents	(25,311)	(771)
Cash and cash equivalents at beginning of period	97,071	66,646

Cash and cash equivalents at end of period	$71,760	$65,875

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2. Comprehensive Net Earnings

Comprehensive net earnings for the three and six month periods ended June 30 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings (loss)	$10,479	$12,739	$(168)	$18,701
Other comprehensive income:
Foreign currency translation	(1,010)	(161)	14,512	751
Minimum pension liability	(18)	--	(102)	--

Comprehensive net earnings	$9,451	$12,578	$14,242	$19,452

For the six month period ended June 30, 2006, other comprehensive income includes $14,212,000 of cumulative translation adjustment that was written off as part of the sale of the South African operations.

Note 3. Sale of South Africa Operations

During the first quarter of 2006 the Company recorded the previously announced deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,356,000, or $0.84 per diluted share. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Earnings from continuing operations	$10,479	$12,739	$16,188	$18,701
Net loss on discontinued operation	--	--	(16,356)	--

Net earnings (loss)	$10,479	$12,739	$(168)	$18,701

Denominator:
Weighted-average shares - Basic	19,354	19,426	19,339	19,409
Effect of dilutive:
Restricted stock	--	4	1	4
Stock options	159	284	202	297

	159	288	203	301
Weighted-average shares - Diluted	19,513	19,714	19,542	19,710

Basic earnings (loss) per share
Earnings from continuing operations	$0.54	$0.66	$0.84	$0.96
Net loss on discontinued operations	--	--	(0.85)	--

Net earnings (loss)	$0.54	$0.66	$(0.01)	$0.96

Diluted earnings (loss) per share
Earnings from continuing operations	$0.54	$0.65	$0.83	$0.95
Net loss on discontinued operations	--	--	(0.84)	--

Net earnings (loss)	$0.54	$0.65	$(0.01)	$0.95

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 5. Retirement Benefit Plans

Net periodic cost for the three and six month periods ended June 30 is composed of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Pension Benefits
Service cost	$1,137	$1,201	$2,454	$2,402
Interest cost	1,812	1,827	3,797	3,655
Expected return on plan assets	(2,039)	(1,963)	(4,203)	(3,925)
Amortization of prior service cost	33	32	65	64
Amortization of transitional assets	(6)	(56)	10	(112)
Recognized actuarial (gain) loss	(36)	289	322	577

Net periodic cost	$901	$1,330	$2,445	$2,661

Postretirement Benefits
Service cost	$51	$56	$103	$113
Interest cost	81	98	161	196
Amortization of prior service cost	1	1	2	2
Recognized actuarial gain	(31)	(14)	(63)	(27)

Net periodic cost	$102	$141	$203	$284

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

SFAS 123(R) also requires that the benefits of tax deductions in excess of compensation amounts recognized for book purposes, to be reported as a financing cash flow rather than an operating cash flow as required previously. This change in presentation in the accompanying unaudited Condensed Consolidated Statement of Cash Flows has reduced net operating cash flows and increased net financing cash flows by $196,000 for the six month period ended June 30, 2006.

BANDAG, INCORPORATED AND SUBSIDIARIES

The Company’s Board of Directors adopted the Bandag, Incorporated Stock Award Plan in 1999 (the Plan) and the Bandag, Incorporated 2004 Stock Grant and Awards Plan in 2004 (the 2004 Plan). No additional grants may be made under plans other than the 2004 Plan. Under the terms of the 2004 Plan, the Company may award to certain eligible employees and directors stock options, stock appreciation rights, performance shares, performance units, restricted stock, restricted stock units, dividend equivalent units and incentive awards, whether granted alone or in addition to, in tandem with, or in substitution for any other award. Up to 2,000,000 shares of Class A Common Stock is authorized for issuance under the 2004 Plan and as of June 30, 2006, 1,773,060 shares were available for issuance under the 2004 Plan.

During the quarter and year-to-date periods ended June 30, 2006, the Company recognized compensation expense related to its stock-based compensation plans of $1,162,000 and $2,374,000, respectively, as compared to $1,162,000 and $2,275,000 for the prior year periods.

A summary of the status of the Company’s option activity under the Plan and the 2004 Plan is presented below (aggregate intrinsic value in thousands):

	Class A Common Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,437,125	$29.80
Granted	62,160	$35.75
Exercised	(99,386)	$25.39
Forfeited	(737)	$33.06

Outstanding, June 30, 2006	1,399,162	$30.38	$693

Exercisable, June 30, 2006	1,124,934	$28.89	$2,235

The following summarizes information about stock options outstanding under the Plan and the 2004 Plan at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Class A Common Shares	Average Remaining Contractual Life	Weighted- Average Exercise Price	Class A Common Shares	Weighted- Average Exercise Price
$18.99 - $23.74	206,368	3.5 years	$21.09	206,368	$21.09
$23.74 - $28.48	574,445	5.4 years	$26.25	485,027	$25.99
$28.48 - $33.23	256,514	5.1 years	$32.53	256,514	$32.53
$33.23 - $37.98	108,260	5.8 years	$34.95	57,060	$34.21
$37.98 - $42.72	106,740	7.8 years	$41.02	37,530	$41.14
$42.72 - $47.47	146,835	6.8 years	$44.71	82,435	$44.86

$18.99 - $47.47	1,399,162	5.4 years	$30.38	1,124,934	$28.89

BANDAG, INCORPORATED AND SUBSIDIARIES

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following weighted-average assumptions were made in estimating the fair value:

	Six months ended June 30, 2006	Six months ended June 30, 2005
Dividend yield	3.6%	3.7%
Expected volatility	36.5%	29.4%
Risk-free interest rate	4.3%	4.2%
Expected lives	7.7 years	7.7 years

The weighted-average fair value of options granted during the six months ended June 30, 2006 and 2005 was $10.97 and $10.29 per option, respectively.

During the six months ended June 30, 2006, the Company granted 8,290 restricted shares of Class A Common Stock under the 2004 Plan. Bandag accounts for restricted stock at historical cost which equals its fair market value at the date of grant.

A summary of the status of the Company’s restricted stock activity under the Plan and the 2004 Plan is presented below:

Class A Common Shares
Non-vested, January 1, 2006	124,277
Granted	8,290
Vested	(21,097)

Non-vested, June 30, 2006	111,470

Restricted stock awards for an aggregate 111,470 shares of Class A Common Stock were outstanding at June 30, 2006, and vest as follows: 42,539 in 2007, 61,955 in 2008 and 6,976 in 2009. The weighted-average fair value of restricted stock granted during the six months ended June 30, 2006 and 2005 was $35.69 and $40.99 per share, respectively. The total fair value of restricted stock awards that vested during the six months ended June 30, 2006 and 2005 was $621,175 and $58,000, respectively.

Note 7. Restructuring

During the second quarter of 2006, North America announced the closing of the tread production plant in Shawinigan, Quebec. Also during the second quarter of 2006, the Company announced that its pension plans have been closed to new hires in the United States and Canada, and that the existing pension plans for salaried and hourly U.S. employees and salaried Canadian employees will be frozen effective December 31, 2006. The Company is considering terminating the pension plans within the next 18 months, although no definitive action has been taken.

BANDAG, INCORPORATED AND SUBSIDIARIES

In addition, Bandag announced it is offering an early retirement program for eligible U.S. employees and a voluntary and involuntary separation programs for U.S. employees. Bandag is offering an early retirement program to eligible U.S. employees who have reached age 55 by December 31, 2006. Approximately 170 employees are eligible. Employees who accept the offer will have five years added to their age in determining their pension benefit. Participants will also be able to purchase medical coverage through the Company until age 65. In addition to early retirement, Bandag is offering a voluntary separation program to eligible U.S. salaried employees. If voluntary separation and early retirement programs result in fewer than 175 salaried employee acceptances, they will be followed by an involuntary termination program. Overall, Bandag expects to reduce its U.S. based workforce by approximately 15%.

Pre-tax expenses associated with the early retirement, voluntary and involuntary separation programs are estimated to be $12,000,000 to $17,000,000, or $0.39 to $0.56 per diluted share, which is expected to be largely recorded in third quarter 2006.

During the second quarter of 2006, the Company’s North American business unit recorded pre-tax charges in engineering, selling, administrative and other expenses of approximately $3,000,000 related to closing the Shawinigan, Quebec facility and a curtailment pre-tax gain of $2,900,000 related to freezing the U.S. pension plan.

Note 8. Acquisitions

Truck Rpm (formerly known as TruckLube1), which provides light truck maintenance, was purchased in April 2006 for approximately $8,091,000. The purchase price allocation is still being finalized pending a final third-party asset valuation.

Note 9. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provision of FIN 48 will be effective as of the beginning of the 2007 fiscal year, with the cumulative effect being treated as a change in accounting principle which will be recorded as an adjustment to the beginning retained earnings. The Company is currently evaluating the impact of the adoption of FIN 48 on the financial statements.

Note 10. Reclassifications

For the first quarter ended March 31, 2006, the Company classified the non-cash translation adjustment due to the sale of South Africa as investing activities on the Consolidated Condensed Statements of Cash Flows. The Company has determined that the non-cash translation adjustment should be classified in operating activities and therefore has reclassified the $14,212,000 non-cash translation adjustment due to the sale of South Africa to operating activities for the six months ended June 30, 2006.

Note 11. Operating Segment Information

The Company has three reportable operating segments: Traditional Business, TDS and Vehicle Services. The Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. The operations of the Traditional Business segment are evaluated by worldwide geographic region. The Company’s operations located in the United States and Canada, together with Open Road Technologies, are integrated and managed as one unit, which is referred to internally as North America. The Company’s operations located in Europe principally service European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, and royalties from licensees in Australia and South Africa, are combined under one management group referred to internally as International.

TDS operates franchised retreading locations and commercial, retail, and wholesale outlets in the western region of the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Speedco, together with Truck Rpm (formerly known as TruckLube1), acquired in the second quarter, are now combined into one segment, Vehicle Services. Speedco provides quick-service truck lubrication and routine tire services through company-owned on-highway locations in the United States. Truck Rpm is located in Florida and provides light truck maintenance.

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

BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended June 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2006	2005	2006	2005	2006	2005
Sales by Product
Retread products	$103,833	$100,517	$17,004	$20,055	$27,626	$31,425
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	6,625	3,493	1,342	1,324	375	527
Other	7,480	6,422	--	--	--	--

Net sales to unaffiliated customers	$117,938	$110,432	$18,346	$21,379	$28,001	$31,952

Transfers	$7,116	$7,092	$31	$211	$1,987	$1,683
Operating earnings (loss)	$15,371	$14,974	$(2,504)	$273	$1,345	$3,445
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes,
minority interest and discontinued operations	$15,371	$14,974	$(2,504)	$273	$1,345	$3,445

	TDS		Vehicle Services		Other
	2006	2005	2006	2005	2006	2005
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	31,795	25,049	2,861	548	--	--
Retread tires	8,502	7,386	265	65	--	--
Equipment	--	--	--	--	--	--
Other	13,174	10,486	26,433	19,964	--	--

Net sales to unaffiliated customers	$53,471	$42,921	$29,559	$20,577	$--	$--

Transfers	$5	$79	$--	$--	$--	$--
Operating earnings (loss)	$4,619	$2,670	$(794)	$838	$(3,445)	$(3,694)
Interest income	--	--	--	--	1,878	2,159
Interest expense	--	--	--	--	(373)	(629)

Earnings (loss) before income taxes,
minority interest and discontinued operations	$4,619	$2,670	$(794)	$838	$(1,940)	$(2,164)

	Consolidated
	2006	2005
Sales by Product
Retread products	$148,463	$151,997
New tires	34,656	25,597
Retread tires	8,767	7,451
Equipment	8,342	5,344
Other	47,087	36,872

Net sales to unaffiliated customers	$247,315	$227,261

Transfers	$9,139	$9,065
Operating earnings	$14,592	$18,506
Interest income	1,878	2,159
Interest expense	(373)	(629)

Earnings before income taxes, minority
interest and discontinued operations	$16,097	$20,036

BANDAG, INCORPORATED AND SUBSIDIARIES

For the six months ended June 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2006	2005	2006	2005	2006	2005
Sales by Product
Retread products	$191,630	$180,331	$35,971	$38,595	$53,872	$59,702
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	12,979	7,433	1,897	2,173	808	1,119
Other	13,429	13,938	--	--	--	--

Net sales to unaffiliated customers	$218,038	$201,702	$37,868	$40,768	$54,680	$60,821

Transfers	$14,182	$13,710	$72	$434	$4,162	$2,899
Operating earnings (loss)	$22,595	$23,579	$(1,703)	$1,194	$4,593	$6,884
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes,
minority interest and discontinued operations	$22,595	$23,579	$(1,703)	$1,194	$4,593	$6,884

	TDS		Vehicle Services		Other
	2006	2005	2006	2005	2006	2005
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	55,921	42,475	3,708	777	--	--
Retread tires	15,975	13,637	425	93	--	--
Equipment	--	--	--	--	--	--
Other	24,050	19,486	49,005	37,258	--	--

Net sales to unaffiliated customers	$95,946	$75,598	$53,138	$38,128	$--	$--

Transfers	$5	$215	$--	$--	$--	$--
Operating earnings (loss)	$4,593	$1,573	$(1,790)	$1,637	$(6,708)	$(7,686)
Interest income	--	--	--	--	4,332	3,972
Interest expense	--	--	--	--	(687)	(1,085)

Earnings (loss) before income taxes,
minority interest and discontinued operations	$4,593	$1,573	$(1,790)	$1,637	$(3,063)	$(4,799)

	Consolidated
	2006	2005
Sales by Product
Retread products	$281,473	$278,628
New tires	59,629	43,252
Retread tires	16,400	13,730
Equipment	15,684	10,725
Other	86,484	70,682

Net sales to unaffiliated customers	$459,670	$417,017

Transfers	$18,421	$17,258
Operating earnings	$21,580	$27,181
Interest income	4,332	3,972
Interest expense	(687)	(1,085)

Earnings before income taxes, minority
interest and discontinued operations	$25,225	$30,068

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Vehicle Services.

   Restructuring

During the second quarter of 2006, North America announced the closing of the tread production plant in Shawinigan, Quebec. Also during the second quarter of 2006, the Company announced that its pension plans have been closed to new hires in the United States and Canada, and that the existing pension plans for salaried and hourly U.S. employees and salaried Canadian employees will be frozen effective December 31, 2006. The Company is considering terminating the pension plans within the next 18 months, although no definitive action has been taken.

In addition, Bandag announced it is offering an early retirement program for eligible U.S. employees and a voluntary and involuntary separation programs for U.S. employees. Bandag is offering an early retirement program to eligible U.S. employees who have reached age 55 by December 31, 2006. Approximately 170 employees are eligible. Employees who accept the offer will have five years added to their age in determining their pension benefit. Participants will also be able to purchase medical coverage through the Company until age 65. In addition to early retirement, Bandag is offering a voluntary separation program to eligible U.S. salaried employees. If voluntary separation and early retirement programs result in fewer than 175 salaried employee acceptances, they will be followed by an involuntary termination program. Overall, Bandag expects to reduce its U.S. based workforce by approximately 15%.

Pre-tax expenses associated with the early retirement, voluntary and involuntary separation programs are estimated to be $12,000,000 to $17,000,000, or $0.39 to $0.56 per diluted share, which is largely expected to be recorded in third quarter 2006.

Bandag estimates pre-tax cost savings from the early retirement, voluntary and involuntary separation programs to be $5,000,000 to $7,000,000, or $0.16 to $0.23 per diluted share, for 2006, and an annualized net pre-tax savings of $16,000,000 to $20,000,000, or $0.52 to $0.65 per diluted share.

During the second quarter of 2006, the Company’s North American business unit recorded pre-tax charges of approximately $3,000,000 related to closing the Shawinigan, Quebec facility and a curtailment pre-tax gain of $2,900,000 related to freezing the U.S. pension plan.

   Sale of South Africa Operations

During the first quarter of 2006 the Company recorded the previously announced deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,356,000, or $0.84 per diluted share. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

BANDAG, INCORPORATED AND SUBSIDIARIES

   Net Sales

Consolidated net sales for the quarter and year-to-date periods ended June 30, 2006 increased $20,054,000 and $42,653,000, or 9% and 10%, respectively, from the prior year periods. Retread unit volume in the Traditional Business decreased 8% and 6% for the quarter and year-to-date periods ended June 30, 2006, respectively, from the prior year periods. Retread unit volume was negatively impacted by intense pressures from competitive retread tires and low-priced new tires. Net sales were positively impacted by an increase in Vehicle Services net sales of $8,982,000 and $15,010,000, or 44% and 39%, for the quarter and year-to-date periods ended June 30, 2006, respectively. Net sales were positively impacted by an increase in TDS net sales of $10,550,000 and $20,348,000, or 25% and 27%, for the quarter and year-to-date periods ended June 30, 2006, respectively, from the prior year periods. Net sales were also positively impacted by $4,117,000 and $5,431,000 for the quarter and year-to-date periods ended June 30, 2006, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. The Company’s seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity

   Gross Margin

Consolidated gross profit margin for the quarter and year-to-date periods ended June 30, 2006 declined 3.6 and 2.8 percentage points, respectively, from the prior year periods. Traditional Business gross profit margin decreased 4.4 and 3.1 percentage points for the quarter and year-to-date periods ended June 30, 2006, respectively, from the prior year periods. The decrease in Traditional Business gross profit margin is primarily due to higher raw material costs.

   Operating and Other Expenses

Consolidated operating and other expenses increased $2,385,000 and $10,168,000, or 4% and 8%, for the quarter and year-to-date periods ended June 30, 2006, respectively, from the prior year periods. The increase in consolidated operating and other expenses was substantially impacted by expenses related to the Vehicle Services operations.

   Other Income

Consolidated other income increased $2,737,000 for the year-to-date period ended June 30, 2006 from the prior year period. Other income was positively impacted by $1,978,000 due to a legal settlement with a raw material supplier and by $845,000 due to the sale of the Company’s joint venture in India.

   Net Earnings

Consolidated earnings from continuing operations were $10,479,000 and $16,188,000, or $0.54 and $0.83 per diluted share, for the quarter and year-to-date periods ended June 30, 2006, respectively, compared to $12,739,000 and $18,701,000, or $0.65 and $0.95 per diluted share, for the prior year periods. During the quarter ended March 31, 2006 the Company recorded a net loss on discontinued operations of $16,356,000, or $0.84 per diluted share, resulting in a net loss of $168,000, or $0.01 per diluted share for the year-to-date period ended June 30, 2006.

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

The table below depicts the breakout of North America’s retread product sales to TDS and to independent dealers.

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Retread Product Sales	2006	2005	Increase	2006	2005	Increase
Sales to Independent Dealers	$103,833	$100,517	3.3%	$191,630	$180,331	6.3%
Sales to TDS	4,445	4,021	10.5%	8,800	7,357	19.6%

Total Retread Product Sales	$108,278	$104,538	3.6%	$200,430	$187,688	6.8%

Retread product sales were negatively impacted by a 5% and 2% decrease in retread material unit volume for the quarter and year-to-date periods ended June 30, 2006, respectively. The decrease in retread material unit volume was offset by the price increases in May 2005 and January 2006. Net sales were positively impacted by increased equipment sales of $3,132,000 and $5,546,000 for the quarter and year-to-date periods ended June 30, 2006, respectively. Net sales were also positively impacted by the effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of $1,563,000 and $2,196,000 for the quarter and year-to-date periods ended June 30, 2006.

Higher raw material costs and an increase in sales incentive programs primarily resulted in a 4.2 and 2.8 percentage point decrease in North America’s gross margin for the quarter and year-to-date periods ended June 30, 2006 from the prior year periods, respectively.

Operating and other expenses decreased $1,919,000, or 7%, for the quarter ended June 30, 2006 from the prior year period. Operating and other expenses increased $2,214,000, or 4%, for the year-to-date period ended June 30, 2006 from the prior year period. The decrease in operating and other expenses for the quarter was primarily due to decreases in personnel related costs. Other income for the year-to-date period ended June 30, 2006, was positively impacted by $1,083,000 due to a legal settlement with a raw material supplier.

Lower operating and other expenses were the primary reason for an increase for North America of $397,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended June 30, 2006 from the prior year period. Lower gross profit margin and higher operating and other expenses were the primary reasons for a decrease for North America of $984,000 in earnings before income taxes, minority interest and discontinued operations for the year-to-date period ended June 30, 2006 from the prior year period. North America recorded earnings before income taxes, minority interest and discontinued operations of $15,371,000 and $22,595,000 for the quarter and year-to-date periods ended June 30, 2006, respectively, as compared to earnings on the same basis of $14,974,000 $23,579,000 for the prior year periods.

BANDAG, INCORPORATED AND SUBSIDIARIES

   EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA decreased $3,033,000 and $2,900,000, or 14% and 7%, for the quarter and year-to-date periods ended June 30, 2006, respectively, from the prior year periods. Retread material unit volume decreased 4% and increased 3% for the quarter and year-to-date periods ended June 30, 2006, respectively, as compared to the prior year periods. Net sales and retread material unit volume were negatively impacted by intense competitive pressures and by higher sales deductions for the quarter ended June 30, 2006. Net sales in EMEA in the year-to-date period ended June 30, 2006 were negatively impacted by $2,214,000 due to the effect of translating foreign currency denominated results to U.S. dollars.

Gross margin decreased 11.0 and 7.0 percentage points for the quarter and year-to-date periods ended June 30, 2006, respectively, as compared to the prior year periods. Gross margin for the quarter and year-to-date periods ended June 30, 2006 was negatively impacted by higher raw material costs and a temporary manufacturing shut-down to reduce inventory levels. Operating and other expenses decreased $650,000 and $830,000, or 8% and 6%, for the quarter and year-to-date periods ended June 30, 2006, respectively, as compared to the prior year periods. Other income for the year-to-date period ended June 30, 2006, was positively impacted by $340,000 due to a legal settlement with a raw material supplier.

Lower gross profit margin was the primary reason for a decrease for EMEA of $2,777,000 and $2,897,000 in earnings before income taxes, minority interest and discontinued operations for the quarter and year-to-date periods ended June 30, 2006, respectively. EMEA recorded a loss before income taxes, minority interest and discontinued operations of $2,504,000 and $1,703,000 for the quarter and year-to-date periods ended June 30, 2006, respectively, as compared to earnings on the same basis of $273,000 and $1,194,000 for the prior year periods.

   International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, and royalties from licensees in Australia and South Africa, are combined under one management group referred to internally as International. Net sales in International for the quarter and year-to-date periods ended June 30, 2006 decreased $3,951,000 and $6,141,000, or 12% and 10%, from the prior year periods, respectively. Retread material unit volume decreased 19% and 18% for the quarter and year-to-date periods ended June 30, 2006, respectively, as compared to the prior year periods. Net sales and retread material unit volume for the quarter ended June 30, 2006 were negatively impacted by 15% and 17%, respectively, due to the divestiture of South Africa. Net sales and retread material unit volume for the year-to-date period ended June 30, 2006 were negatively impacted by 14% and 17%, respectively, due to the divestiture of South Africa. Net sales in International for the quarter and year-to-date periods ended June 30, 2006 were positively impacted by price increases and by $2,546,000 and $5,449,000, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars.

BANDAG, INCORPORATED AND SUBSIDIARIES

Gross margin for the quarter and year-to-date periods ended June 30, 2006 decreased 2.3 and 2.5 percentage points from the prior year periods, respectively, primarily due to higher raw material prices. Operating and other expenses for the quarter and year-to-date periods ended June 30, 2006 were even with the prior year periods. Other income for the year-to-date period ended June 30, 2006, was positively impacted by $555,000 due to a legal settlement with a raw material supplier and by $845,000 due to the sale of the Company’s joint venture in India.

Lower net sales and gross profit margin primarily resulted in a decrease for International of $2,100,000 and $2,291,000 in earnings before income taxes, minority interest and discontinued operations for the quarter and year-to-date periods ended June 30, 2006, respectively, as compared to the prior year periods. International recorded earnings before income taxes, minority interest and discontinued operations of $1,345,000 and $4,593,000 for the quarter and year-to-date periods ended June 30, 2006, respectively, as compared to earnings on the same basis of $3,445,000 and $6,884,000 for the prior year periods.

During the first quarter of 2006 the Company recorded the previously announced deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,356,000. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter and year-to-date periods ended June 30, 2006 increased $10,550,000 and $20,348,000, or 25% and 27%, from the prior year periods, respectively. TDS net sales were positively impacted by increased unit sales and higher prices. TDS sales also benefited from off-the-road tire sales to companies in the construction and mining industries.

Gross margin for the quarter and year-to-date periods ended June 30, 2006 increased 0.7 and 0.2 percentage points from the prior year periods, respectively, primarily due to higher selling prices. Operating and other expenses increased $1,133,000 and $2,766,000, or 13% and 15%, for the quarter and year-to-date periods ended June 30, 2006, respectively, but decreased as a percentage of sales.

Higher net sales was the primary reason for an improvement for TDS of $1,949,000 and $3,020,000 in earnings before income taxes, minority interest and discontinued operations for the quarter and year-to-date periods ended June 30, 2006, respectively. TDS recorded earnings before income taxes, minority interest and discontinued operations of $4,619,000 and $4,593,000 for the quarter and year-to-date periods ended June 30, 2006 as compared to earnings on the same basis of $2,670,000 and $1,573,000 for the prior year periods.

BANDAG, INCORPORATED AND SUBSIDIARIES

VEHICLE SERVICES

The Company’s Speedco, Inc. and Truck Rpm (formerly known as TruckLube1) operations are combined under one management group referred to internally as Vehicle Services. Truck Rpm, which provides light truck maintenance, was purchased in April 2006 and contributed $2,433,000 to net sales for the quarter and year-to-date periods ended June 30, 2006. Speedco net sales for the quarter and year-to-date periods ended June 30, 2006 increased $6,119,000 and $12,147,000, or 30% and 32%, from the prior year periods, respectively. For the quarter ended June 30, 2006, Speedco same store lube sales increased $2,201,000, or 11%, and same store tire sales increased $259,000, or 23%, as compared to the prior year period. For the year-to-date period ended June 30, 2006, Speedco same store lube sales increased $5,008,000, or 14%, and same store tire sales increased $584,000, or 37%, as compared to the prior year period. Same store revenue is comprised of locations that have operated for twelve full months. As of June 30, 2006 same store lube sales included 34 locations and same store tire sales included 11 locations. Speedco had 41 locations, 32 with tire service capabilities, as of June 30, 2006, compared to 35 locations, 13 with tire service capabilities, at the same time last year.

Vehicle Services gross margin for the quarter and year-to-date periods ended June 30, 2006 decreased 2.8 and 3.5 percentage points, respectively as compared to the prior year periods. Operating and other expenses for the quarter and year-to-date periods ended June 30, 2006 increased $4,023,000 and $6,966,000, or 64% and 60%, as compared to the prior year periods, respectively. Gross margin and operating and other expenses were negatively impacted by expenses associated with the start-up of new Speedco stores and the addition of tire lanes to existing stores.

Lower gross margin and higher operating and other expenses were the primary reasons for a decrease for Vehicle Services of $1,632,000 and $3,427,000 in earnings before income taxes, minority interest and discontinued operations for the quarter and year-to-date periods ended June 30, 2006, respectively. Vehicle Services recorded a loss before income taxes, minority interest and discontinued operations of $794,000 and $1,790,000 for the quarter and year-to-date periods ended June 30, 2006, respectively, as compared to earnings on the same basis of $838,000 and $1,637,000 for the prior year periods.

Speedco plans to open six to eight locations in 2007 which compares to thirteen locations scheduled to open in 2006. The moderated 2007 expansion schedule should allow the business to continue to deliver both superior quality service and real growth in lube service and routine tire maintenance, and should lessen the negative impact on earnings.

OTHER

The Company’s Other segment consists of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses decreased $249,000 and $978,000 for the quarter and year-to-date periods ended June 30, 2006 as compared to the prior year periods, respectively.

BANDAG, INCORPORATED AND SUBSIDIARIES

Financial Condition:

Liquidity

For the first quarter ended March 31, 2006, the Company classified the non-cash translation adjustment due to the sale of South Africa as investing activities on the Consolidated Condensed Statements of Cash Flows. The Company has determined that the non-cash translation adjustment should be classified in operating activities and therefore has reclassified the $14,212,000 non-cash translation adjustment due to the sale of South Africa to operating activities for the six months ended June 30, 2006. At June 30, 2006, the Company had cash and cash equivalents of $71,760,000, as compared to $97,071,000 at December 31, 2005. At June 30, 2006, the Company had investments of $55,693,000, as compared to $60,150,000 at December 31, 2005. The Company’s ratio of total current assets to total current liabilities was 2.7 to 1 at June 30, 2006, with current assets exceeding current liabilities by $275,984,000. At June 30, 2006, the Company had approximately $105,362,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2006 was $38,075,000. At June 30, 2006, the Company had a net decrease in operating assets and liabilities of $10,509,000 compared to an increase of $6,577,000 for the prior year period. The net decrease in operating assets and liabilities at June 30, 2006 is primarily due to a decrease in accounts receivables.

Investing Activities

The Company spent $44,467,000 on capital expenditures through June 30, 2006, compared to $26,243,000 spent for the same period last year. The increase in capital expenditures is primarily due to expenditures made by Speedco for new facilities and installations of quick-service tire lanes at existing facilities. The Company typically funds its capital expenditures from cash, investments and operating cash flows.

The Company’s excess funds are invested in financial instruments with various maturities, but only instruments available-for-sale with an original maturity date of over 90 days and auction rate securities are classified as investments for balance sheet purposes. The Company’s maturities of investments exceeded purchases by $4,457,000 during the six months ended June 30, 2006, resulting in total investments of $55,693,000 as of June 30, 2006.

Truck Rpm, which provides light truck maintenance, was purchased in April 2006 for approximately $8,091,000.

BANDAG, INCORPORATED AND SUBSIDIARIES

Financing Activities

Cash dividends totaled $13,038,000 for the six months ended June 30, 2006, compared to $12,873,000 for the same period last year. Cash dividends declared per share were $0.67 for the six months ended June 30, 2006, compared to $0.66 per share for the same period last year.

During the six month period ended June 30, 2006, the Company purchased 99,589 shares of Common Stock and Class A Common Stock at an average price of $34.22 per share, as compared to the purchase of 55,956 shares of Common Stock and Class A Common Stock at an average price of $40.76 per share for the same period last year.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provision of FIN 48 will be effective as of the beginning of the 2007 fiscal year, with the cumulative effect being treated as a change in accounting principle which will be recorded as an adjustment to the beginning retained earnings. The Company is currently evaluating the impact of the adoption of FIN 48 on the financial statements.

FORWARD-LOOKING INFORMATION – SAFE HARBOR STATEMENT

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements regarding events and trends which may affect the Company’s future operating results and financial position. These statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on certain assumptions, describe future expectations of the Company, and are identified by the use of such words as “expects,” “anticipates” and “estimates” or other words of similar import. These statements are based on management’s current projections, beliefs and opinions as of the date of this Form 10-Q. The Company’s ability to predict results of the actual effect of future expectations is inherently uncertain. Factors which could affect the “forward-looking” statements include: the effect of continued competitive pressures within the U.S.; the uncertainty of the Company’s ability to recover future increases in raw material costs, if any, through further price increases; and unanticipated delays, difficulties or expenses in implementing the changes to the Company’s retirement benefit arrangements and reducing the Company’s workforce; and the Company’s ability to achieve and sustain expected improvements in its competitive position, benefit cost structure and management of its business.

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the Company’s most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

The Company identified a material weakness relating to the Company’s calculation of finished goods inventory as part of its review of finished goods inventory during the second quarter of 2006. As a result of identifying the material weakness, and as part of the Company’s ongoing efforts to improve internal control over financial reporting, the Company has implemented procedures requiring (1) additional monthly reports showing detail of the inventory cost by plant and by category to facilitate the identification of variances; (2) enhanced input controls to help ensure the appropriate inventory values are recorded; and (3) more detailed analysis by location to help detect variances.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes, except for those listed above, in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended June 30, 2006 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

April 1, 2006 -	Total	Average	Total Number	Maximum
June 30, 2006	Number	Price Paid	of Shares	Number of
	of Shares	per Share	Purchased as	Shares that May
	Purchased		Part of Publicly	Yet be Purchased
			Announced	Under the
			Programs	Program
Common Stock
April 1 - April 30	785	$41.05	785	680,776
May 1 - May 31	1,166	$38.86	1,166	639,881
June 1 - June 30	1,400	$35.89	1,400	617,781

Total	3,351	$38.13	3,351	617,781	(1)(2)

Class A Common Stock
April 1 - April 30	9,611	$35.24	9,611	680,776
May 1 - May 31	39,729	$38.86	39,729	639,881
June 1 - June 30	20,700	$31.90	20,700	617,781

Total	70,040	$33.32	70,040	617,781	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock, Class A Common Stock and/or Class B common Stock remaining to be purchased under the stock purchase program.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the shareholders was held on May 16, 2006.

(b)	The following directors were elected for three-year terms expiring in 2009: Gary E. Dewel R. Stephen Newman

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

In addition to the above directors, the following directors continued as directors for terms expiring as shown below

Name	Term Expires
Roy J. Carver, Jr.	2007
James R. Everline	2007
Phillip J. Hanrahan	2007
Martin G. Carver	2008
Amy P. Hutton	2008

(c)	Two matters were voted upon at the annual meeting. First, the following two nominees, both of whom were incumbent directors, were elected as directors for a three-year term ending in 2009 by the following vote:

Name	Votes For	Votes Withheld
Gary E. Dewel	17,501,123	194,435
R. Stephen Newman	17,458,990	236,568

        Shareholders also voted upon a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2006. The shareholders ratified the selection by the following vote:

Votes For	Votes Against	Abstentions
17,681,070	7,669	6,819

Item 6 — Exhibits

3.1	Bylaws: As amended May 16, 2006.
3.2	Amendment to Bylaws adopted on May 16, 2006. (Incorporated by reference to Exhibit No. 3 to the Company's Current Report on Form 8-K filed May 18, 2006.)
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED (Registrant)

Date: August 4, 2006	/s/ Martin G. Carver
Martin G. Carver
Chairman and Chief Executive Officer
Date: August 4, 2006	/s/ Warren W. Heidbreder
Warren W. Heidbreder
Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit

3.1	Bylaws: As amended May 16, 2006.

3.2	Amendment to Bylaws adopted on May 16, 2006. (Incorporated by reference to Exhibit No. 3 to the Company's Current Report on Form 8-K filed May 18, 2006.)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.