Form 10-Q
period 2006-09-30
BANDAG INC
filed 2006-11-03
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Common Stock, $1 par value, 9,072,129 shares as of October 31, 2006.
Class A Common Stock, $1 par value, 9,467,966 shares as of October 31, 2006.
Class B Common Stock, $1 par value; 917,251 shares as of October 31, 2006.

BANDAG, INCORPORATED AND SUBSIDIARIES

INDEX

Part I: FINANCIAL INFORMATION			Page No.
Item	1.	Financial Statements (Unaudited)
		Condensed consolidated balance sheets -
		September 30, 2006 and December 31, 2005	3
		Condensed consolidated statements of operations
		Three months ended September 30, 2006 and 2005
		Nine months ended September 30, 2006 and 2005	4
		Condensed consolidated statements of cash flows
		Nine months ended September 30, 2006 and 2005	5
		Notes to condensed consolidated financial statements
		September 30, 2006	6
Item	2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	15
Item	3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item	4.	Controls and Procedures	24
PART II: OTHER INFORMATION
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item	6.	Exhibits	25
SIGNATURES			26

PART I. FINANCIAL INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	(Unaudited)
In thousands, except share data	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$47,187	$97,071
Investments	67,100	60,150
Accounts receivable, net	169,403	174,017
Inventories
Finished products	73,593	67,973
Material and work in process	21,936	16,695

	95,529	84,668
Other current assets	54,676	59,960

Total current assets	433,895	475,866
Property, plant, and equipment	626,327	584,104
Less accumulated depreciation and amortization	(381,055)	(374,464)

	245,272	209,640
Intangible assets, net	40,818	32,949
Other assets	34,872	36,582

Total assets	$754,857	$755,037

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$42,420	$45,794
Accrued employee compensation and benefits	36,316	33,695
Accrued marketing expenses	20,501	24,914
Other accrued expenses	40,707	42,038
Income taxes payable	1,379	2,477
Short-term notes payable and current portion of other obligations	12,600	15,351

Total current liabilities	153,923	164,269
Long-term debt and other obligations	26,778	24,061
Deferred income tax liabilities	5,908	4,771
Minority interest	1,411	2,779
Shareholders' equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,074,403 shares in 2006, 9,129,060 shares in 2005	9,074	9,129
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,427,675 shares in 2006, 9,388,786 shares in 2005	9,428	9,389
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 917,251 shares in 2006, 917,563 shares in 2005	917	918
Additional paid-in capital	44,213	37,191
Retained earnings	512,289	529,372
Accumulated other comprehensive loss	(9,084)	(26,842)

Total shareholders' equity	566,837	559,157

Total liabilities and shareholders' equity	$754,857	$755,037

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

In thousands, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income
Net sales	$260,166	$245,345	$719,836	$662,362
Other	1,845	1,512	7,730	4,660

	262,011	246,857	727,566	667,022
Costs and expenses
Cost of products sold	175,874	155,742	490,001	429,046
Engineering, selling, administrative, and other expenses	61,306	64,128	190,980	183,808
Restructuring costs and other	13,330	--	13,504	--

	250,510	219,870	694,485	612,854
Income from operations	11,501	26,987	33,081	54,168
Interest income	1,931	2,155	6,263	6,127
Interest expense	(358)	(431)	(1,045)	(1,516)

Earnings before income taxes, minority interest
and discontinued operations	13,074	28,711	38,299	58,779
Income taxes	3,929	9,738	13,268	20,960
Minority interest	(53)	249	(355)	394

Earnings from continuing operations	9,198	18,724	25,386	37,425
Net loss on discontinued operations	--	--	(16,356)	--

Net earnings	$9,198	$18,724	$9,030	$37,425

Basic earnings (loss) per share
Earnings from continuing operations	$0.48	$0.96	$1.31	$1.93
Net loss on discontinued operations	--	--	(0.84)	--

Net earnings	$0.48	$0.96	$0.47	$1.93

Diluted earnings (loss) per share
Earnings from continuing operations	$0.47	$0.95	$1.30	$1.90
Net loss on discontinued operations	--	--	(0.84)	--

Net earnings	$0.47	$0.95	$0.46	$1.90

Comprehensive net earnings	$12,546	$22,088	$26,788	$41,540
Cash dividends declared per share	$0.335	$0.330	$1.005	$0.990
Depreciation included in expense	$6,656	$6,423	$20,178	$19,160
Weighted average shares outstanding:
Basic	19,323	19,404	19,334	19,408
Diluted	19,445	19,673	19,510	19,697

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net earnings	$9,030	$37,425
Non-cash translation adjustment due to sale of South Africa	14,212	--
Provision for depreciation	20,178	19,160
(Increase) decrease in operating assets and liabilities, net	1,910	(15,731)

Net cash provided by operating activities	45,330	40,854
Investing Activities
Additions to property, plant, and equipment	(58,581)	(39,909)
Purchases of investments	(486,250)	(965,715)
Maturities of investments	479,300	995,730
Divestitures of businesses	460	2,251
Acquisitions of businesses	(8,091)	--

Net cash used in investing activities	(73,162)	(7,643)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(1,939)	(2,378)
Cash dividends	(19,554)	(19,329)
Purchases of Common Stock and Class A Common Stock	(7,306)	(4,852)
Stock options exercised	5,290	2,057
Excess tax benefits from share-based compensation expense	212	--

Net cash used in financing activities	(23,297)	(24,502)
Effect of exchange rate changes on cash and cash equivalents	1,245	3,305

(Decrease) increase in cash and cash equivalents	(49,884)	12,014
Cash and cash equivalents at beginning of period	97,071	66,646

Cash and cash equivalents at end of period	$47,187	$78,660

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2. Comprehensive Net Earnings

Comprehensive net earnings for the three and nine month periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings	$9,198	$18,724	$9,030	$37,425
Other comprehensive income:
Foreign currency translation	3,348	3,364	17,860	4,115
Minimum pension liability	--	--	(102)	--

Comprehensive net earnings	$12,546	$22,088	$26,788	$41,540

For the nine month period ended September 30, 2006, other comprehensive income includes $14,212,000 of cumulative translation adjustment that was written off as part of the sale of the South African operations.

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

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Earnings from continuing operations	$9,198	$18,724	$25,386	$37,425
Net loss on discontinued operation	--	--	(16,356)	--

Net earnings	$9,198	$18,724	$9,030	$37,425

Denominator:
Weighted-average shares - Basic	19,323	19,404	19,334	19,408
Effect of dilutive:
Restricted stock	--	3	1	4
Stock options	122	266	175	285

	122	269	176	289
Weighted-average shares - Diluted	19,445	19,673	19,510	19,697

Basic earnings (loss) per share
Earnings from continuing operations	$0.48	$0.96	$1.31	$1.93
Net loss on discontinued operations	--	--	(0.84)	--

Net earnings	$0.48	$0.96	$0.47	$1.93

Diluted earnings (loss) per share
Earnings from continuing operations	$0.47	$0.95	$1.30	$1.90
Net loss on discontinued operations	--	--	(0.84)	--

Net earnings	$0.47	$0.95	$0.46	$1.90

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 5. Retirement Benefit Plans

Net periodic cost for the three and nine month periods ended September 30 is composed of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Pension Benefits
Service cost	$1,227	$1,201	$3,681	$3,603
Interest cost	1,898	1,828	5,695	5,483
Expected return on plan assets	(2,101)	(1,962)	(6,304)	(5,887)
Amortization of prior service cost	33	32	98	96
Amortization of transitional assets	4	(56)	14	(168)
Recognized actuarial loss	160	288	482	865

Net periodic cost	$1,221	$1,331	$3,666	$3,992

Additional (gain) loss recognized due to:
Curtailment	$--	$--	$(2,900)	$--
Special termination costs	6,000	--	8,323	--
Postretirement Benefits
Service cost	$52	$57	$155	$170
Interest cost	80	99	241	295
Amortization of prior service cost	1	1	3	3
Recognized actuarial gain	(32)	(13)	(95)	(40)

Net periodic cost	$101	$144	$304	$428

Additional loss recognized due to:
Special termination costs	$1,400	$--	$1,400	$--

See Note 7, Restructuring costs and other, for further details on the curtailment gain and special termination costs recognized.

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

The Company has historically expensed stock-based compensation over the explicit service period up to the date of retirement. Upon adoption of SFAS 123(R) the Company now recognizes compensation cost over the period through the date that the employee is eligible to retire.

SFAS 123(R) also requires that the benefits of tax deductions in excess of compensation amounts recognized for book purposes to be reported as a financing cash flow rather than an operating cash flow as required previously. This change in presentation in the accompanying unaudited Condensed Consolidated Statement of Cash Flows has reduced net operating cash flows and increased net financing cash flows by $212,000 for the nine month period ended September 30, 2006.

BANDAG, INCORPORATED AND SUBSIDIARIES

The Company’s Board of Directors adopted the Bandag, Incorporated Stock Award Plan in 1999 (the Plan) and the Bandag, Incorporated 2004 Stock Grant and Awards Plan in 2004 (the 2004 Plan). No additional grants may be made under plans other than the 2004 Plan. Under the terms of the 2004 Plan, the Company may award to certain eligible employees and directors stock options, stock appreciation rights, performance shares, performance units, restricted stock, restricted stock units, dividend equivalent units and incentive awards, whether granted alone or in addition to, in tandem with, or in substitution for any other award. Up to 2,000,000 shares of Class A Common Stock is authorized for issuance under the 2004 Plan and as of September 30, 2006, 1,789,867 shares were available for issuance under the 2004 Plan.

During the quarter ended September 30, 2006 the Company recognized income related to its stock-based compensation plans of $101,000 compared to expense of $1,017,000 in the prior year period. The 2006 income was primarily a result of the forfeitures of restricted stock and stock options due to the employee reduction program. During the year-to-date period ended September 30, 2006, the Company recognized compensation expense related to its stock-based compensation plans of $2,273,000 compared to $3,293,000 for the prior year period.

A summary of the status of the Company’s option activity under the Plan and the 2004 Plan is presented below (aggregate intrinsic value in thousands):

	Class A Common Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,437,125	$29.80
Granted	62,160	$35.75
Exercised	(221,849)	$26.14
Forfeited	(55,550)	$36.79

Outstanding, September 30, 2006	1,221,886	$30.45	$5,176

Exercisable, September 30, 2006	1,002,101	$29.13	$5,574

The following summarizes information about stock options outstanding under the Plan and the 2004 Plan at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Class A Common Shares	Average Remaining Contractual Life	Weighted- Average Exercise Price	Class A Common Shares	Weighted- Average Exercise Price
$18.99 - $23.74	184,860	3.1 years	$21.09	184,860	$21.09
$23.74 - $28.48	484,297	5.3 years	$26.22	414,587	$25.98
$28.48 - $33.23	226,739	4.6 years	$32.53	226,739	$32.53
$33.23 - $37.98	101,640	6.0 years	$34.89	57,060	$34.21
$37.98 - $42.72	92,115	7.7 years	$41.03	36,870	$41.14
$42.72 - $47.47	132,235	6.2 years	$44.69	81,985	$44.82

$18.99 - $47.47	1,221,886	5.1 years	$30.45	1,002,101	$29.13

BANDAG, INCORPORATED AND SUBSIDIARIES

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following weighted-average assumptions were made in estimating the fair value:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Dividend yield	3.6%	3.7%
Expected volatility	36.5%	29.4%
Risk-free interest rate	4.3%	4.2%
Expected lives	7.7 years	7.7 years

The weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $10.97 and $10.29 per option, respectively.

During the nine months ended September 30, 2006, the Company granted 8,290 restricted shares of Class A Common Stock under the 2004 Plan. Bandag accounts for restricted stock at historical cost which equals its fair market value at the date of grant.

A summary of the status of the Company’s restricted stock activity under the Plan and the 2004 Plan is presented below:

Class A Common Shares
Non-vested, January 1, 2006	124,277
Granted	8,290
Vested	(22,096)
Forfeited	(16,807)

Non-vested, September 30, 2006	93,664

Restricted stock awards for an aggregate 93,664 shares of Class A Common Stock were outstanding at September 30, 2006, and vest as follows: 37,030 in 2007, 49,658 in 2008 and 6,976 in 2009. The weighted-average fair value of restricted stock granted during the nine months ended September 30, 2006 and 2005 was $35.69 and $40.99 per share, respectively. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2006 and 2005 was $662,884 and $58,000, respectively.

Note 7. Restructuring Costs and Other

During the second quarter of 2006, North America announced the closing of the tread production plant in Shawinigan, Quebec. Also during the second quarter of 2006, the Company announced that its pension plans have been closed to new hires in the United States and Canada, and that the existing pension plans for salaried and hourly U.S. employees and salaried Canadian employees will be frozen effective December 31, 2006. The Company is considering terminating the pension plans within the next 15 months, although no definitive action has been taken.

During the third quarter of 2006, Bandag reduced its company-wide employee workforce by approximately 200 through early retirements and voluntary and involuntary separation programs. The early retirement program, announced in the second quarter of 2006, was offered to eligible U.S. employees who will have reached age 55 by December 31, 2006. Employees who accepted the offer will have five years added to their age in determining their pension benefit. Participants will also be able to purchase medical coverage through the Company until age 65.

BANDAG, INCORPORATED AND SUBSIDIARIES

During the quarter and year-to-date periods ended September 30, 2006, Bandag recorded pre-tax restructuring expenses of $13,330,000 and $13,504,000, respectively. The Company’s North American business unit recorded pre-tax charges related to the restructuring of $12,418,000 and $12,592,000 for the quarter and year-to-date periods ended September 30, 2006, respectively. The Company’s International business unit recorded $912,000 of pre-tax restructuring charges for the quarter and year-to-date period ended September 30, 2006 for an employee reduction program.

The restructuring charges recorded for the year-to-date period ended September 30, 2006 consisted of an increase in pension benefit obligations of $8,323,000, termination benefits of $6,375,000, an increase in postretirement medical benefits of $1,400,000 and plant closing costs of $306,000. These costs were partially offset by a pension curtailment gain of $2,900,000 related to freezing the pension plans. As of September 30, 2006 approximately $580,000 of these restructuring costs remained accrued, substantially all of which is expected to be paid by December 31, 2006. The amounts related to the pension benefits and postretirement medical benefits were recorded in the Company’s Condensed Consolidated Balance Sheet which resulted in a decrease in the pension asset of $5,423,000 and an increase in the postretirement medical benefit liability of $1,400,000.

Also, subsequent to the end of the third quarter, the Company’s European business unit announced a reduction in workforce and expects to record related charges of approximately $5,700,000 in the fourth quarter of 2006.

Note 8. Acquisitions

Truck Lube 1, which provides light truck maintenance, was purchased in April 2006 for approximately $8,091,000. The purchase price allocation is still being finalized pending a final third-party asset valuation.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS 158). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognize in Accumulated Other Comprehensive Income in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, Bandag uses a September 30 measurement date. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 158 on the financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 10. Operating Segment Information

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

Speedco, together with Truck Lube 1, acquired in the second quarter, are now combined into one segment, Vehicle Services. Speedco provides quick-service truck lubrication and routine tire services through company-owned on-highway locations in the United States. Truck Lube 1 is located in Florida and provides light truck maintenance.

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

BANDAG, INCORPORATED AND SUBSIDIARIES

For the three months ended September 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2006	2005	2006	2005	2006	2005
Sales by Product
Retread products	$111,900	$108,266	$19,289	$18,921	$28,816	$30,528
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	4,729	6,184	742	2,488	663	563
Other	6,454	9,084	--	--	--	--

Net sales to unaffiliated customers	$123,083	$123,534	$20,031	$21,409	$29,479	$31,091

Transfers	$7,402	$7,263	$196	$458	$3,163	$2,859
Operating earnings (loss)	$8,001	$24,310	$(847)	$(418)	$3,236	$4,103
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes,
minority interest and discontinued operations	$8,001	$24,310	$(847)	$(418)	$3,236	$4,103

	TDS		Vehicle Services		Other
	2006	2005	2006	2005	2006	2005
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	33,391	26,699	2,687	1,659	--	--
Retread tires	9,660	8,912	254	141	--	--
Equipment	--	--	--	--	--	--
Other	13,367	11,654	28,214	20,246	--	--

Net sales to unaffiliated customers	$56,418	$47,265	$31,155	$22,046	$--	$--

Transfers	$--	$51	$--	$--	$--	$--
Operating earnings (loss)	$3,307	$3,341	$293	$96	$(2,489)	$(4,445)
Interest income	--	--	--	--	1,931	2,155
Interest expense	--	--	--	--	(358)	(431)

Earnings (loss) before income taxes,
minority interest and discontinued operations	$3,307	$3,341	$293	$96	$(916)	$(2,721)

	Consolidated
	2006	2005
Sales by Product
Retread products	$160,005	$157,715
New tires	36,078	28,358
Retread tires	9,914	9,053
Equipment	6,134	9,235
Other	48,035	40,984

Net sales to unaffiliated customers	$260,166	$245,345

Transfers	$10,761	$10,631
Operating earnings	$11,501	$26,987
Interest income	1,931	2,155
Interest expense	(358)	(431)

Earnings before income taxes, minority
interest and discontinued operations	$13,074	$28,711

BANDAG, INCORPORATED AND SUBSIDIARIES

For the nine months ended September 30 (in thousands):

	Traditional Business
	North America		EMEA		International
	2006	2005	2006	2005	2006	2005
Sales by Product
Retread products	$303,530	$288,597	$55,260	$57,516	$82,688	$90,230
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	17,708	13,617	2,639	4,661	1,471	1,682
Other	19,883	23,022	--	--	--	--

Net sales to unaffiliated customers	$341,121	$325,236	$57,899	$62,177	$84,159	$91,912

Transfers	$21,584	$20,973	$268	$892	$7,325	$5,758
Operating earnings (loss)	$30,596	$47,889	$(2,550)	$776	$7,829	$10,987
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes,
minority interest and discontinued operations	$30,596	$47,889	$(2,550)	$776	$7,829	$10,987

	TDS		Vehicle Services		Other
	2006	2005	2006	2005	2006	2005
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	89,312	69,174	6,395	2,436	--	--
Retread tires	25,635	22,549	679	234	--	--
Equipment	--	--	--	--	--	--
Other	37,417	31,140	77,219	57,504	--	--

Net sales to unaffiliated customers	$152,364	$122,863	$84,293	$60,174	$--	$--

Transfers	$5	$266	$--	$--	$--	$--
Operating earnings (loss)	$7,900	$4,914	$(1,497)	$1,733	$(9,197)	$(12,131)
Interest income	--	--	--	--	6,263	6,127
Interest expense	--	--	--	--	(1,045)	(1,516)

Earnings (loss) before income taxes,
minority interest and discontinued operations	$7,900	$4,914	$(1,497)	$1,733	$(3,979)	$(7,520)

	Consolidated
	2006	2005
Sales by Product
Retread products	$441,478	$436,343
New tires	95,707	71,610
Retread tires	26,314	22,783
Equipment	21,818	19,960
Other	134,519	111,666

Net sales to unaffiliated customers	$719,836	$662,362

Transfers	$29,182	$27,889
Operating earnings	$33,081	$54,168
Interest income	6,263	6,127
Interest expense	(1,045)	(1,516)

Earnings before income taxes, minority
interest and discontinued operations	$38,299	$58,779

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Vehicle Services.

    Restructuring

During the second quarter of 2006, North America announced the closing of the tread production plant in Shawinigan, Quebec. Also during the second quarter of 2006, the Company announced that its pension plans have been closed to new hires in the United States and Canada, and that the existing pension plans for salaried and hourly U.S. employees and salaried Canadian employees will be frozen effective December 31, 2006. The Company is considering terminating the pension plans within the next 15 months, although no definitive action has been taken.

During the third quarter of 2006, Bandag reduced its company-wide employee workforce by approximately 200 through early retirements and voluntary and involuntary separation programs. The early retirement program announced in the second quarter of 2006, was offered to eligible U.S. employees who will have reached age 55 by December 31, 2006. Employees who accepted the offer will have five years added to their age in determining their pension benefit. Participants will also be able to purchase medical coverage through the Company until age 65.

During the quarter and year-to-date periods ended September 30, 2006, Bandag recorded pre-tax restructuring expenses of $13,330,000 and $13,504,000, respectively. The Company’s North American business unit recorded pre-tax charges related to the restructuring of $12,418,000 and $12,592,000 for the quarter and year-to-date periods ended September 30, 2006, respectively. The Company’s International business unit recorded $912,000 of pre-tax restructuring charges for the quarter and year-to-date period ended September 30, 2006 for an employee reduction program.

The restructuring charges recorded for the year-to-date period ended September 30, 2006 consisted of an increase in pension benefit obligations of $8,323,000, termination benefits of $6,375,000, an increase in postretirement medical benefits of $1,400,000 and plant closing costs of $306,000. These costs were partially offset by a pension curtailment gain of $2,900,000 related to freezing the pension plans. As of September 30, 2006 approximately $580,000 of these restructuring costs remained accrued, substantially all of which is expected to be paid by December 31, 2006. The amounts related to the pension benefits and postretirement medical benefits were recorded in the Company’s Condensed Consolidated Balance Sheet which resulted in a decrease in the pension asset of $5,423,000 and an increase in the postretirement medical benefit liability of $1,400,000.

Also, subsequent to the end of the third quarter, the Company’s European business unit announced a reduction in workforce and expects to record related charges of approximately $5,700,000 in the fourth quarter of 2006.

Bandag estimates pre-tax cost savings from the early retirement, voluntary and involuntary separation programs to be $5,000,000 to $7,000,000, or $0.16 to $0.23 per diluted share, for 2006, and an annualized net pre-tax savings of $16,000,000 to $20,000,000, or $0.52 to $0.65 per diluted share.

BANDAG, INCORPORATED AND SUBSIDIARIES

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

    Net Sales

Consolidated net sales for the quarter and year-to-date periods ended September 30, 2006 increased $14,821,000 and $57,474,000, or 6% and 9%, respectively, from the prior year periods. Retread unit volume in the Traditional Business decreased 7% and 6% for the quarter and year-to-date periods ended September 30, 2006, respectively, from the prior year periods. Retread unit volume was negatively impacted by intense pressures from competitive retread tires and low-priced new tires. Net sales were positively impacted by an increase in Vehicle Services net sales of $9,109,000 and $24,119,000, or 41% and 40%, for the quarter and year-to-date periods ended September 30, 2006, respectively. Net sales were positively impacted by an increase in TDS net sales of $9,153,000 and $29,501,000, or 19% and 24%, for the quarter and year-to-date periods ended September 30, 2006, respectively, from the prior year periods. Net sales were also positively impacted by $2,938,000 and $8,369,000 for the quarter and year-to-date periods ended September 30, 2006, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars. The Company’s seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity

    Gross Margin

Consolidated gross profit margin for the quarter and year-to-date periods ended September 30, 2006 declined 4.1 and 3.3 percentage points, respectively, from the prior year periods. Traditional Business gross profit margin decreased 5.0 and 3.8 percentage points for the quarter and year-to-date periods ended September 30, 2006, respectively, from the prior year periods. The decrease in Traditional Business gross profit margin is primarily due to higher raw material costs.

    Operating and Other Expenses

Consolidated operating and other expenses for the quarter ended September 30, 2006 decreased $2,822,000, or 4%, from the prior year period. Consolidated operating and other expenses for the year-to-date period ended September 30, 2006 increased $7,172,000, or 4%, from the prior year period. Consolidated operating and other expenses for the quarter ended September 30, 2006 were positively impacted by the reduction in workforce and spending decreases due to the restructuring. Consolidated operating and other expenses for the quarter and year-to-date periods ended September 30, 2006 were negatively impacted by expenses related to the Vehicle Services operations, primarily due to the start-up of new Speedco stores and the addition of tire lanes to existing stores.

BANDAG, INCORPORATED AND SUBSIDIARIES

    Other Income

Consolidated other income increased $3,070,000 for the year-to-date period ended September 30, 2006 from the prior year period. Other income was positively impacted by $1,978,000 due to a legal settlement with a raw material supplier and by $845,000 due to the sale of the Company’s joint venture in India.

    Net Earnings

Consolidated earnings from continuing operations were $9,198,000 and $25,386,000, or $0.47 and $1.30 per diluted share, for the quarter and year-to-date periods ended September 30, 2006, respectively, compared to $18,724,000 and $37,425,000, or $0.95 and $1.90 per diluted share, for the prior year periods. During the quarter ended March 31, 2006 the Company recorded a net loss on discontinued operations of $16,356,000, or $0.84 per diluted share, resulting in net earnings of $9,030,000, or $0.46 per diluted share for the year-to-date period ended September 30, 2006.

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

The table below depicts the breakout of North America’s retread product sales to TDS and to independent dealers.

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Retread Product Sales	2006	2005	Increase	2006	2005	Increase
Sales to Independent Dealers	$111,900	$108,266	3.4%	$303,530	$288,597	5.2%
Sales to TDS	4,623	4,622	--	13,423	11,979	12.1%

Total Retread Product Sales	$116,523	$112,888	3.2%	$316,953	$300,576	5.4%

Retread product sales were negatively impacted by a 6% and 4% decrease in retread material unit volume for the quarter and year-to-date periods ended September 30, 2006, respectively. The decrease in retread material unit volume was offset by the price increases in May 2005 and January 2006. Net sales for the year-to-date period ended September 30, 2006 were positively impacted by increased equipment sales of $4,091,000. Net sales were also positively impacted by the effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of $1,096,000 and $3,292,000 for the quarter and year-to-date periods ended September 30, 2006.

Higher raw material costs and an increase in sales incentive programs primarily resulted in a 6.4 and 4.2 percentage point decrease in North America’s gross margin for the quarter and year-to-date periods ended September 30, 2006 from the prior year periods, respectively.

BANDAG, INCORPORATED AND SUBSIDIARIES

Operating and other expenses decreased $4,035,000 and $1,995,000, or 15% and 2%, for the quarter and year-to-date periods ended September 30, 2006, respectively, from the prior year periods. The decrease in operating and other expenses was primarily due to reduction in workforce and spending decreases due to the restructuring. Other income for the year-to-date period ended September 30, 2006, was positively impacted by $1,083,000 due to a legal settlement with a raw material supplier. Restructuring expenses of $12,418,000 and $12,592,000 were recorded for the quarter and year-to-date periods ended September 30, 2006, respectively.

Restructuring expenses and lower gross profit margin were the primary reasons for a decrease for North America of $16,309,000 and $17,293,000 in earnings before income taxes, minority interest and discontinued operations for the quarter and year-to-date periods ended September 30, 2006 from the prior year period. North America recorded earnings before income taxes, minority interest and discontinued operations of $8,001,000 and $30,596,000 for the quarter and year-to-date periods ended September 30, 2006, respectively, as compared to earnings on the same basis of $24,310,000 $47,889,000 for the prior year periods.

    EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA decreased $1,378,000 and $4,278,000, or 6% and 7%, for the quarter and year-to-date periods ended September 30, 2006, respectively, from the prior year periods. Retread material unit volume decreased 3% for the quarter ended September 30, 2006, as compared to the prior year period. Retread material unit volume remained even for the year-to-date period ending September 30, 2006, as compared to the prior year period. Net sales for the quarter and year-to-date periods ended September 30, 2006, were negatively impacted by intense competitive pressures and by a decrease in fleet sales due to the loss of fleet contract business. Net sales in EMEA for the quarter ended September 30, 2006 were positively impacted by $278,000 due to the effect of translating foreign currency denominated results to U.S dollars. Net sales in EMEA in the year-to-date period ended September 30, 2006 were negatively impacted by $1,936,000 due to the effect of translating foreign currency denominated results to U.S. dollars.

Gross margin decreased 3.1 and 5.6 percentage points for the quarter and year-to-date periods ended September 30, 2006, respectively, as compared to the prior year periods. Gross margin for the quarter and year-to-date periods ended September 30, 2006 was negatively impacted by lower volume and higher raw material costs. Operating and other expenses decreased $662,000 and $1,492,000, or 8% and 7%, for the quarter and year-to-date periods ended September 30, 2006, respectively, as compared to the prior year periods, primarily due to a decrease in personnel related costs. Other income for the year-to-date period ended September 30, 2006, was positively impacted by $340,000 due to a legal settlement with a raw material supplier.

Lower gross profit margin was the primary reason for a decrease for EMEA of $429,000 and $3,326,000 in earnings before income taxes, minority interest and discontinued operations for the quarter and year-to-date periods ended September 30, 2006, respectively. EMEA recorded a loss before income taxes, minority interest and discontinued operations of $847,000 and $2,550,000 for the quarter and year-to-date periods ended September 30, 2006, respectively, as compared to a loss on the same basis of $418,000 and earnings of $776,000 for the prior year periods.

BANDAG, INCORPORATED AND SUBSIDIARIES

Subsequent to the end of the third quarter, the Company’s European business unit announced a reduction in workforce and expects to record related charges of approximately $5,700,000 in the fourth quarter of 2006.

    International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, and royalties from licensees in Australia and South Africa, are combined under one management group referred to internally as International. Net sales in International for the quarter and year-to-date periods ended September 30, 2006 decreased $1,612,000 and $7,753,000, or 5% and 8%, from the prior year periods, respectively. Retread material unit volume decreased 11% and 16% for the quarter and year-to-date periods ended September 30, 2006, respectively, as compared to the prior year periods. Excluding South Africa, unit volume increased 7% and net sales increased 12% for the quarter ended September 30, 2006. Excluding South Africa, unit volume decreased 1% and net sales increased 9% for the year-to-date period ended September 30, 2006. Net sales in International for the quarter and year-to-date periods ended September 30, 2006 were positively impacted by price increases and by $1,564,000 and $7,013,000, respectively, due to the effect of translating foreign currency denominated results to U.S. dollars.

Gross margin for the quarter and year-to-date periods ended September 30, 2006 decreased 0.8 and 1.9 percentage points from the prior year periods, respectively, primarily due to higher raw material prices. Operating and other expenses for the quarter and year-to-date periods ended September 30, 2006 decreased $894,000 and $864,000, or 13% and 4%, respectively, as compared to the prior year periods. Other income for the year-to-date period ended September 30, 2006, was positively impacted by $555,000 due to a legal settlement with a raw material supplier and by $845,000 due to the sale of the Company’s joint venture in India. International recorded $912,000 of pre-tax restructuring charges for the quarter ended September 30, 2006 for an employee reduction program.

Lower net sales and gross profit margin primarily resulted in a decrease for International of $867,000 and $3,158,000 in earnings before income taxes, minority interest and discontinued operations for the quarter and year-to-date periods ended September 30, 2006, respectively, as compared to the prior year periods. International recorded earnings before income taxes, minority interest and discontinued operations of $3,236,000 and $7,829,000 for the quarter and year-to-date periods ended September 30, 2006, respectively, as compared to earnings on the same basis of $4,103,000 and $10,987,000 for the prior year periods.

During the first quarter of 2006 the Company recorded the previously announced deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,356,000. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

BANDAG, INCORPORATED AND SUBSIDIARIES

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter and year-to-date periods ended September 30, 2006 increased $9,153,000 and $29,501,000, or 19% and 24%, from the prior year periods, respectively. TDS net sales were positively impacted by increased unit sales and higher prices.

Gross margin for the quarter and year-to-date periods ended September 30, 2006 decreased 2.6 and 0.9 percentage points from the prior year periods, respectively, primarily due to an increase in sales of products which carry lower margins. Operating and other expenses increased $1,172,000 and $3,938,000, or 11% and 13%, for the quarter and year-to-date periods ended September 30, 2006, respectively, but decreased as a percentage of sales.

Higher net sales was the primary reason for an improvement for TDS of $2,986,000 in earnings before income taxes, minority interest and discontinued operations for the year-to-date period ended September 30, 2006. TDS recorded earnings before income taxes, minority interest and discontinued operations of $3,307,000 and $7,900,000 for the quarter and year-to-date periods ended September 30, 2006, as compared to earnings on the same basis of $3,341,000 and $4,914,000 for the prior year periods.

VEHICLE SERVICES

The Company’s Speedco, Inc. and Truck Lube 1 operations are combined under one management group referred to internally as Vehicle Services. Truck Lube 1, which provides light truck maintenance, was purchased in April 2006 and contributed $2,380,000 and $4,813,000 to net sales for the quarter and year-to-date periods ended September 30, 2006, respectively. Speedco net sales for the quarter and year-to-date periods ended September 30, 2006 increased $6,503,000 and $18,650,000, or 30% and 31%, from the prior year periods, respectively. For the quarter ended September 30, 2006, Speedco same store lube sales increased $2,827,000, or 14%, and same store tire sales increased $144,000, or 7%, as compared to the prior year period. For the year-to-date period ended September 30, 2006, Speedco same store lube sales increased $7,835,000, or 14%, and same store tire sales increased $728,000, or 20%, as compared to the prior year period. Same store revenue is comprised of locations that have operated for twelve full months. As of September 30, 2006 same store lube sales included 35 locations and same store tire sales included 16 locations. Speedco had 44 locations, 37 with tire service capabilities, as of September 30, 2006, compared to 35 locations, 17 with tire service capabilities, at the same time last year.

Vehicle Services gross margin for the quarter ended September 30, 2006 increased 2.5 percentage points, as compared to the prior year period. Vehicle Services gross margin for the year-to-date period ended September 30, 2006 decreased 1.3 percentage points, as compared to the prior year period. Vehicle Services gross margin for the quarter and year-to-date periods ended September 30, 2006 was positively impacted by a sales price increase which occurred prior to the increase in material costs. Operating and other expenses for the quarter and year-to-date periods ended September 30, 2006 increased $3,553,000 and $10,519,000, or 53% and 58%, as compared to the prior year periods, respectively. Gross margin and operating and other expenses were negatively impacted by expenses associated with the start-up of new Speedco stores and the addition of tire lanes to existing stores.

BANDAG, INCORPORATED AND SUBSIDIARIES

Lower gross margin and higher operating and other expenses were the primary reasons for a decrease for Vehicle Services of $3,230,000 in earnings before income taxes, minority interest and discontinued operations for the year-to-date period ended September 30, 2006, as compared to the prior year period. Vehicle Services recorded earnings before income taxes, minority interest and discontinued operations of $293,000 for the quarter ended September 30, 2006, as compared to $96,000 for the prior year period. Vehicle Services recorded a loss before income taxes, minority interest and discontinued operations of $1,497,000 for the year-to-date period ended September 30, 2006, as compared to earnings on the same basis of $1,733,000 for the prior year periods.

OTHER

The Company’s Other segment consists of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses decreased $1,956,000 and $2,934,000 for the quarter and year-to-date periods ended September 30, 2006 as compared to the prior year periods, respectively, primarily due to net foreign exchange gains and losses on U.S. denominated investments.

Financial Condition:

Liquidity

At September 30, 2006, the Company had cash and cash equivalents of $47,187,000, as compared to $97,071,000 at December 31, 2005. At September 30, 2006, the Company had investments of $67,100,000, as compared to $60,150,000 at December 31, 2005. The Company’s ratio of total current assets to total current liabilities was 2.8 to 1 at September 30, 2006, with current assets exceeding current liabilities by $279,972,000. At September 30, 2006, the Company had approximately $105,362,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2006 was $45,330,000. At September 30, 2006, the Company had a net decrease in operating assets and liabilities of $1,910,000 compared to an increase of $15,731,000 for the prior year period. The net decrease in operating assets and liabilities at September 30, 2006 is primarily due to a decrease in accounts receivables and other current assets.

BANDAG, INCORPORATED AND SUBSIDIARIES

Investing Activities

The Company spent $58,581,000 on capital expenditures through September 30, 2006, compared to $39,909,000 spent for the same period last year. The increase in capital expenditures is primarily due to expenditures made by Speedco for new facilities and installations of quick-service tire lanes at existing facilities. The Company typically funds its capital expenditures from cash, investments and operating cash flows.

The Company’s excess funds are invested in financial instruments with various maturities, but only instruments available-for-sale with an original maturity date of over 90 days and auction rate securities are classified as investments for balance sheet purposes. The Company’s purchases of investments exceeded maturities by $6,950,000 during the nine months ended September 30, 2006, resulting in total investments of $67,100,000 as of September 30, 2006.

Truck Lube 1 which provides light truck maintenance was purchased in April 2006 for approximately $8,091,000.

Financing Activities

Cash dividends totaled $19,554,000 for the nine months ended September 30, 2006, compared to $19,329,000 for the same period last year. Cash dividends declared per share were $1.005 for the nine months ended September 30, 2006, compared to $0.99 per share for the same period last year.

During the nine month period ended September 30, 2006, the Company purchased 219,761 shares of Common Stock and Class A Common Stock at an average price of $33.25 per share, as compared to the purchase of 123,322 shares of Common Stock and Class A Common Stock at an average price of $39.35 per share for the same period last year.

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

BANDAG, INCORPORATED AND SUBSIDIARIES

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS 158). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognize in Accumulated Other Comprehensive Income in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, Bandag uses a September 30 measurement date. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 158 on the financial statements.

FORWARD-LOOKING INFORMATION – SAFE HARBOR STATEMENT

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements regarding events and trends which may affect the Company’s future operating results and financial position. These statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which are based on certain assumptions, describe future expectations of Bandag, and are identifiable in this press release by the use of the words “estimated” and “expects.” These statements are based on management’s current projections, beliefs and opinions as of the date of this Form 10-Q. They involve known and unknown risk and uncertainties, which may cause the actual results in the future to differ materially from expected results. Bandag’s ability to predict results of the actual effect of future events is inherently uncertain. Factors which could affect the “forward-looking” statements include unanticipated delays or difficulties in achieving and sustaining the expected cost savings from the reduction in U.S. based employees; unanticipated increases or decreases in the expected fourth quarter charge of approximately $5,700,000 for the reduction in workforce in the European business unit; and Bandag’s ability to achieve and sustain expected improvements in its competitive position and management of its business.

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the Company’s most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended September 30, 2006 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

July 1, 2006 -	Total	Average	Total Number	Maximum
September 30, 2006	Number	Price Paid	of Shares	Number of
	of Shares	per Share	Purchased as	Shares that May
	Purchased		Part of Publicly	Yet be Purchased
			Announced	Under the
			Programs	Program
Common Stock
July 1 - July 31	1,533	$34.86	1,533	614,517
August 1 - August 31	46,532	$34.85	46,532	521,079
Sept. 1 - Sept. 30	3,849	$39.87	3,849	497,609

Total	51,914	$35.22	51,914	497,609	(1)(2)

Class A Common Stock
July 1 - July 31	1,731	$29.71	1,731	614,517
August 1 - August 31	46,906	$29.63	46,906	521,079
Sept. 1 - Sept. 30	19,621	$32.02	19,621	497,609

Total	68,258	$30.32	68,258	497,609	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock, Class A Common Stock and/or Class B common Stock remaining to be purchased under the stock purchase program.

Item 6 — Exhibits

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED (Registrant)

Date: November 3, 2006	/s/ Martin G. Carver
Martin G. Carver
Chairman and Chief Executive Officer
Date: November 3, 2006	/s/ Warren W. Heidbreder
Warren W. Heidbreder
Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.