Form 10-Q/A
period 2006-09-30
BANDAG INC
filed 2006-11-20
CIK 9534

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

Explanatory Note

On November 3, 2006, the undersigned registrant filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The registrant hereby amends Item 6 of Part II of its Quarterly Report on Form 10-Q to provide in its entirety as set forth below. This amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q and other than amending Item 6 does not modify or update the disclosures in the original Quarterly Report on Form 10-Q in any way.

* * *

Item 6 – Exhibits

4.1	Rights Agreement, dated as of August 21, 2006, between Bandag, Incorporated and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Bandag, Incorporated, dated as of August 22, 2006).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED (Registrant)

Date: November 20, 2006	/s/ Martin G. Carver
Martin G. Carver
Chairman and Chief Executive Officer
Date: November 20, 2006	/s/ Warren W. Heidbreder
Warren W. Heidbreder
Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit

4.1	Rights Agreement, dated as of August 21, 2006, between Bandag, Incorporated and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Bandag, Incorporated, dated as of August 22, 2006).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.

32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.