Form 10-K
period 2006-12-31
BANDAG INC
filed 2007-03-16
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Common Share Purchase Rights
Class A Common Share Purchase Rights
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2006: Common Stock, $236,952,659, Class A Common Stock (non-voting), $146,955,168, Class B Common Stock, $524,115.

The number of shares outstanding of the issuer’s classes of common stock as of January 31, 2007: Common Stock, 9,982,291 shares; Class A Common Stock, 9,520,791 shares.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of the Shareholders are incorporated herein by reference in Part III, unless the Proxy Statement will not be filed by April 30, in which case the Company will amend this Form 10-K to provide omitted information.

Bandag, Incorporated
Annual Report on Form 10-K
Year Ended December 31, 2006

Table of Contents

BANDAG, INCORPORATED

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K and the accompanying 2006 Annual Report which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. In addition to the risk factors described in Item 1A of this Annual Report on Form 10-K, factors that could result in material variations include, but are not limited to:

o	unanticipated issues associated with obtaining approvals to complete the proposed merger with Bridgestone Americas Holding, Inc.;

o	other unanticipated issues associated with completion of the proposed merger;

o	changes in consumer demand and prices resulting in a negative impact on revenues and margins;

o	increased competition in our product lines;

o	raw material substitutions and increases in the cost of raw materials, utilities, labor and other supplies;

o	changes in capital availability or costs;

o	workforce factors such as labor interruptions;

o	cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; and

o

the general political, economic and competitive conditions in markets and countries where we and our subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries.

These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation, and disclaim any obligation, to update information contained in this Annual Report on Form 10-K and the accompanying 2006 Annual Report, including these forward-looking statements, to reflect events or circumstances that occur after the date of the filing of this Annual Report on Form 10-K and the accompanying 2006 Annual Report.

MANAGEMENT CERTIFICATIONS

Bandag, Incorporated has filed as exhibits to this Annual Report on Form 10-K the certifications of its Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act. Bandag, Incorporated has submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

PART I

Item 1.    BUSINESS

Introduction

All references herein to the “Company” or “Bandag” refer to Bandag, Incorporated and its subsidiaries unless the context indicates otherwise.

The Company has three reportable business segments: the manufacture and sale of precured tread rubber, equipment and supplies for retreading tires (the Traditional Business), the sale and maintenance of new and retread tires to principally commercial and industrial customers through its wholly-owned subsidiary, Tire Distribution Systems, Inc. (TDS) and the providing through the Company’s subsidiaries Speedco, Inc. (Speedco) and Truck Lube 1 of quick-service truck lubrication, routine tire service and light truck maintenance through company-owned locations (Vehicle Services). Refer to Note 13, “Operating Segment and Geographic Area Information,” of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further details.

On December 5, 2006, Bandag entered into a definitive merger agreement with Bridgestone Americas Holding, Inc. (BSAH) and a subsidiary thereof pursuant to which BSAH will acquire the outstanding shares of each class of stock of Bandag for US $50.75 per share in cash. This proposed merger remains subject to the receipt of shareholder approval and other regulatory approvals, as well as the satisfaction of customary closing conditions. The transaction is expected to be completed in the second quarter of 2007.

As of December 31, 2006, the Company had three classes of capital stock outstanding. These three classes were Common Stock, Class A Common Stock and Class B Common Stock. On January 16, 2007, pursuant to the terms of the Company’s charter, all of the Class B Common Stock was automatically converted into Common Stock on a share-per-share basis. As of January 31, 2007, the Carver Family (identified below) beneficially owned shares of Common Stock constituting 36% of the votes entitled to be cast in the election of directors and other corporate matters. The Carver Family is composed of (i) Lucille A. Carver, a former director and widow of Roy J. Carver, (ii) the lineal descendants of Roy J. Carver and their spouses, and (iii) certain trusts and other entitles for the benefit of the Carver Family members.

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. On June 10, 2004, Speedco acquired the assets of six licensed locations, which were owned and operated by PM Express, Inc. On April 1, 2006, the Company acquired Truck Lube 1.

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

The Company and its licensees have 844 franchisees worldwide, with 36% located in the United States and 64% internationally. The majority of Bandag’s franchisees are independent operators of full service tire distributorships. The remaining franchises are owned by either GCR, a Bridgestone Corporation wholly-owned company, or by Bandag’s distribution company, TDS. The Traditional Business’ revenues primarily come from the sale of retread material and equipment to its franchisees. The Traditional Business’ products compete in the replacement tire market with new tire sales, as well as retreads produced using the cold-bonding method and other retread processes. The Company concentrates its marketing efforts on existing franchisees and on expanding their respective market penetrations. Due to its strong distribution system, marketing efforts and leading technology, Bandag, through its independent franchise network and TDS, has been able to maintain the largest market presence in the retreading industry.

The Traditional Business in the United States competes primarily in the medium and wide base commercial truck tire replacement market. Medium and wide base truck tires are designed for medium trucks Classes 4 through 6, heavy trucks Classes 7 and 8, as well as trailers and commercial chassis. Both new tire manufacturers and tread rubber suppliers compete in this market. While the Company has franchisees in 86 countries, and competes in all of these geographic markets, its largest market is the United States. Truck tires retreaded by the Company’s franchisees make up approximately 22% of the United States medium and wide base commercial tire replacement market. Other companies which supply to trucking fleets in the replacement tire market include large new tire manufacturers such as The Goodyear Tire & Rubber Company (Goodyear), Bridgestone Corporation (Bridgestone) and Groupe Michelin (Michelin). Goodyear, Michelin and Cooper Tire and Rubber Company also compete in the United States market as well as in other markets as a tread rubber supplier to a combination of company-owned and independent retreaders.

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

Franchises. Bandag has 844 franchises throughout North America, Central America, South America, Europe, Africa, Asia, Australia and New Zealand. These franchises are owned and operated by franchisees, some with multiple franchises and/or locations. Of these franchises, 307 are located in the United States. Thirty-three of Bandag’s foreign franchises are franchised by a licensee of the Company in Australia and 34 are franchised by a licensee in South Africa. The Company also has a joint venture in Sri Lanka.

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

(d)     Sources of Supply

The Company manufactures the precured tread rubber, cushion gum, and related supplies in Company-owned manufacturing plants in the United States, Brazil, Belgium and Mexico. The Company also participates in a joint venture agreement in Sri Lanka as well as licensing agreements in South Africa and Australia. The Company also manufactures pressure chambers, tire casing analyzers, buffers, tire builders, tire-handling systems, and other items of equipment used in the Bandag Method. Curing rims, chucks, spreaders, rollers, certain miscellaneous equipment, and various retreading supplies, sold by the Company, are purchased from others.

The Company purchases rubber and other materials for the production of tread rubber and other rubber products from a number of suppliers. The rubber for tread is primarily synthetic and obtained principally from sources which most conveniently serve the respective areas in which the Company’s plants are located. Although synthetic rubber and other petrochemical products have periodically been in short supply and significant cost fluctuations have been experienced in previous years, including significant price increases throughout 2006, the Company has not experienced any significant difficulty in obtaining an adequate supply of such materials. Synthetic prices historically have been related to the cost of petrochemical feedstocks and natural gas used in processing. However, the effect on operations of future shortages will depend upon their duration and severity and cannot presently be forecasted.

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

TDS

(a)     General

TDS, which provides new and retread tire products and tire management services to national, regional and local fleet transportation companies, operates 12 Bandag franchise and manufacturing locations and 46 commercial and retail outlets in 8 states. During 2006, TDS opened 1 new commercial and retail location and closed 3 retread plant locations. During 2005, TDS closed 1 commercial and retail outlet, and acquired 1 retread plant and 5 commercial and retail outlets. In 2004, TDS sold or closed 6 retread plants and 15 commercial and retail outlets and acquired 2 retread plants and 7 commercial and retail outlets.

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

The Company believes that cost effective tire management service continues to grow in importance for fleets of all sizes. Trucking fleets are under intense pressure to be cost competitive and reliable in their services. Tire related costs are one of the top operating expenses for trucking fleets. Bandag and its dealer alliance network (including TDS) are able to provide trucking companies with comprehensive tire management services, which result in lower tire operating costs for the trucking company while, at the same time, helping the trucking company increase its service reliability through the same tire management programs.

In an effort to fully service its customers, TDS sells new truck tires manufactured primarily by Bridgestone/Firestone, Continental/General and Yokohama, and to a lesser extent, other tire manufacturers.

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

Vehicle Services

(a)     General

On February 13, 2004, the Company acquired an 87.5% majority interest in Speedco, Inc. from its founders and Equilon Enterprises, LLC, a Royal Dutch Shell Group company. On June 10, 2004, Speedco, Inc. acquired the assets of six licensed locations, which were owned and operated by PM Express, Inc. Speedco provides quick-service truck lubrication and routine tire service and has 47 company-owned on-highway locations in the United States. On April 1, 2006, the Company acquired Truck Lube 1, which provides light truck maintenance.

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

Speedco tire customers are divided into two types: Speedco Direct and Manufacturer National Accounts. Speedco Direct customers purchase tire product and services per the Manufacturer’s Suggested Retail Price established by Speedco. For new tire Manufacturer National Account customers, the tire manufacturer sets the pricing for the new tire and Speedco earns a delivery commission.

Truck Lube 1’s locations for providing light truck maintenance are in Florida.

(c)     Competition

Speedco is the only national on-highway network specializing in quick lubes and tire service for heavy-duty trucks. Speedco competitors in the quick lube and tire business are truck stop chains and other tire dealers, including Pilot, Petro, Flying J and Travel Centers of America. Speedco’s tire competitors are other tire dealers that typically sell and service new and retread tires.

(d)     Sources of Supply

Speedco purchases oils from Shell Oil, Exxon Mobil, and Chevron and filters from Baldwin, CAT and Fleetguard. Speedco purchases new tires direct from new tire companies including Goodyear, Michelin and Yokohama. Bandag retreads are purchased from Bandag franchised dealers.

Regulations

The Transportation Recall Enhancement Accountability and Documentation Act (TREAD Act), including the rules adopted thereunder, applies to tire manufacturers, importers of tires and, with respect to certain provisions, to retread tire manufacturers. The National Highway Transportation Safety Administration, the federal agency that oversees certain aspects of the tire industry, has proposed and may propose additional rules under the TREAD Act that may affect retread tire manufacturers. There are numerous other federal and state safety and other regulations for motor vehicles and components, including tires and wheels. The Company believes it is in compliance in all material respects with the regulations applicable to its business.

Other Information

The Company conducts research and development of new products, primarily in the Traditional Business, and the improvement of materials, equipment, and retreading processes. The cost of this research and development program was approximately $6,737,000 in 2006, $7,353,000 in 2005 and $7,063,000 in 2004.

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

As of December 31, 2006, the Company had an estimated 3,362 employees.

Operating Segment and Geographic Area Information

Information concerning operating segment and geographic area information is incorporated by reference to Note 13 “Operating Segment and Geographic Area Information,” of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth the names and ages of all executive officers of the Company as of January 31, 2007, the period of service of each with the Company, positions and offices with the Company presently held by each, and the period during which each officer has served in his/her present office:

Name	Age	Period of Service with Company	Present Position or Office	Period in Present Office
Martin G. Carver*	58	27 Years	Chairman of the Board, Chief Executive Officer and President	25 Years
David W. Dahms	47	17 Years	Vice President and Treasurer	10 Months
Warren W. Heidbreder	60	24 Years	Vice President, Chief Financial Officer and Secretary	10 Years
Frederico U. Kopittke	63	12 Years	Vice President, International	5 Years
John C. McErlane	53	21 Years	Vice President, North America	9 Months
Jeffrey C. Pattison	51	21 Years	Vice President, Corporate Controller and Assistant Secretary	10 Months
Michael A. Tirona	57	21 Years	Vice President and General Manager - Europe	5 Years
Mark A. Winkler	49	16 Years	Vice President, Vehicle Services	10 Months

* Denotes that officer is also a director of the Company.

Mr. Martin G. Carver was elected Chairman of the Board effective June 23, 1981, Chief Executive Officer effective May 18, 1982, and President effective May 25, 1983. Prior to his present position, Mr. Carver was also Vice Chairman of the Board from January 5, 1981 to June 23, 1981.

Mr. Dahms joined Bandag in 1989. From 1989 through 1997, he held several positions with the Company. In March of 1997 he was promoted to Credit Manager of North American Sales. In January 1999 he was promoted to Manager, Corporate Credit and held that position until January 2004, when he was promoted to Director, Treasury Services. In March 2004 he was elected to the position of Director, Treasury Services and Treasurer and served in that position until April 2006, when he was elected Vice President and Treasurer.

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

Mr. McErlane joined Bandag in 1985. From 1985 through 1995, he held several managerial positions with the Company. In 1996, he was promoted to the position of Director, Marketing. In January 1997, he was appointed to the office of Vice President, Marketing. In February 1998, he was elected to the office of Vice President, Marketing and Sales. In September 2001 he was elected to the offices of Vice President, Bandag, Incorporated and President, Tire Distribution Systems, Inc. and served in that position until May 2006, when he was elected to his current office of Vice President, North America.

Mr. Pattison joined Bandag in 1986. From 1986 through 1999, he held several positions with the Company. In 1999, he was promoted to Director, Treasury Services and Assistant Treasurer and served in that position until August 2002, when he was elected to the office of Vice President and Treasurer. In January 2004, Mr. Pattison assumed the responsibilities of Vice President, People Services. Mr. Pattison was elected to the office of Vice President and Corporate Controller on August 5, 2005 and served in that position until April 2006, when he was elected to his current position of Vice President, Corporate Controller and Assistant Secretary.

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

Mr. Winkler joined Bandag in 1991. From 1991 through 1996, he held several positions with the Company. In June 1996 he was promoted to Sales Manager, EHRD and held that position until August 1998, when he was promoted to Marketing Director. In April 2006 he was elected to his current position of Vice President, Vehicle Services.

Under severance agreements, entered into in 1999, certain of the executive officers (Martin G. Carver, Warren W. Heidbreder and John C. McErlane) are entitled to receive severance benefits equal to the greater of a specified dollar amount or an amount equal to 24 months base salary if their employment is involuntary terminated or they voluntarily terminate their employment for good reason, except for death, disability or retirement. For purposes of these severance agreements, “good reason” means (1) a 15% or greater reduction in the executive’s base pay, (2) a materially adverse change, without the executive’s prior written consent, in the nature or scope of the executive’s title or responsibilities, or (3) the relocation of the executive’s principal place of employment by more than fifty (50) miles. The severance agreements restrict the executive officers from competing with Bandag for twenty-four months following the termination of employment and also contain extensive restrictions on disclosure of Bandag confidential information. In connection with entering into the consulting agreements discussed below, the employment of Martin G. Carver and Warren W. Heidbreder will be terminated as of the effective date of the merger, thereby triggering the obligation to make severance payments to them under these agreements.

Certain other executive officers (Mark A. Winkler, David W. Dahms, Frederico U. Kopittke and Jeffrey C. Pattison) are parties to severance agreements entered into in connection with the merger agreement that provide for a severance payment of one year’s base salary (two year’s base salary for Mr. Kopittke) in the event that, within one year following a change of control of the Company, the executive officer is terminated without “cause” or the executive officer terminates his or her employment for “good reason” (namely, a reduction in salary and benefits to amounts which are not substantially the same as those in effect as of the date of the agreement or the relocation of the officer’s principal place of employment to a location more than 50 miles from such person’s principal place of employment as of the date of the agreement).

Each of Martin G. Carver, Chairman of the Board, President and Chief Executive Officer, and Warren W. Heidbreder, Vice President, Chief Financial Officer and Secretary, whose employment with Bandag will terminate as of the effective date of the merger, entered into a consulting agreement, to be effective as of the effective date of the merger, pursuant to which Messrs. Carver and Heidbreder will provide certain consulting and other related services to the Company in accordance with the terms and conditions contained therein, if requested by the Company (Bandag is not required to request any such services).

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

Item 1A.   RISK FACTORS

You should carefully consider the risk factors described below in addition to the other information set forth or incorporated by reference in this 2006 Annual Report on Form 10-K. If any of the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect us.

We have entered into an agreement to be acquired and we cannot assure that the transaction will be completed.

On December 5, 2006, we entered into an agreement to be acquired by Bridgestone Americas Holding, Inc. Consummation of the transaction is subject to various conditions, including shareholder and regulatory approvals, that are beyond our control. In the event the transaction is not consummated, it could have a material adverse effect on the Company.

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

If we are unable to complete the merger with BSAH our business could be materially adversely affected.

If we are unable to complete the merger transaction BSAH may seek another opportunity in North America to enter the retread market, thereby materially adversely affecting our results of operations and financial condition.

Higher raw material costs may adversely affect our operating results and financial condition.

Raw material costs increased significantly in 2005 and 2006, driven by increases in costs of oil and natural rubber. Market conditions may prevent us from passing these increased costs on to our customers through timely price increases. As a result, higher raw material costs may result in declining margins and operating results.

Speedco expansion may adversely affect our operating results and financial condition.

We anticipate strengthening Speedco’s success by adding more locations and related tire capability. A major component of the expansion thus far has been to modify most of the existing locations and build new locations to include a Bandag designed and developed high-speed tire sales and service capability. As a result, the increased costs associated with the Speedco expansion resulted in declining margins and operating results in 2006 and may continue to result in declining margins and operating results in 2007.

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

Our business substantially depends on the continued service of key members of our management, particularly Martin G. Carver, our chief executive officer. The loss of Mr. Carver or the services of a significant number of our management could have a material adverse effect on our business. Our continued success is also dependent upon our ability to attract and retain qualified personnel. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new high quality employees, our business could be materially adversely affected.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Traditional Business

The general offices of the Company are located in a Company-owned 56,000 square foot office building in Muscatine, Iowa.

The tread rubber manufacturing plants of the Company are located to service principal markets. The Company owns nine plants. However, the Company only operates seven of these plants, three of which are located in the United States, and the remainder in Belgium, Brazil (two plants) and Mexico. The plants vary in size up to 194,000 square feet with the first plant being placed into production in 1959. All of the plants are owned in fee. Operations in one tread rubber manufacturing plant located in Canada were suspended in the second quarter of 2006 and that facility is being prepared for sale. Operations in one tread rubber manufacturing plant located in the United States were suspended in the fourth quarter of 1999 but the facility remains viable for general corporate purposes.

Retreading equipment is manufactured at Company-owned plants located in Muscatine, Iowa and Campinas, S.P., Brazil, of approximately 60,000 square feet and 10,000 square feet, respectively.

In addition, in Muscatine the Company owns a research and development center of approximately 58,400 square feet and an 83,000 square foot training and conference center. Similar training facilities are located in Brazil and Europe. The Company owns a 26,000 square foot office facility in Muscatine which is being prepared for sale. The Company also owns a 26,000 square foot office and machining facility in Muscatine.

Also, the Company mixes rubber and produces cushion gum and envelopes at a Company-owned 168,000 square foot plant in Long Beach, California. The Company owns its European headquarters facility in Brussels, Belgium and a 129,000 square foot warehouse in Born, Netherlands.

In the opinion of the Company, all of its Traditional Business properties are maintained in good operating condition and the production capacity of their plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

TDS

TDS currently owns 8 and leases 50 facilities. Twelve (12) contain space for TDS retread production and 46 contain space for commercial and retail operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, maintenance and various other items.

In the opinion of the Company, all of its and TDS’ properties are maintained in good operating condition and the production capacity of their plants is adequate for the near future. Because of the nature of the activities conducted, necessary additions can be made within a reasonable period of time.

Vehicle Services

Speedco currently owns 47 locations. Each location is sited on two or more acres visible from major interstates with easy access to those interstates. Each standard facility has a minimum of an 8,500 square foot building with three pitted service bays for lubrication service. In addition, a number of facilities also have tire lanes. Truck Lube 1 currently leases 4 locations. In the opinion of the Company, all of its properties are maintained in good operating condition and are adequate for the near future.

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

Plumbers & Pipefitters Local 572 Pension Fund v. Bandag, et al.

On December 8, 2006, a purported class action shareholder complaint was filed in the Muscatine County District Court in the State of Iowa (the complaint) by Plumbers and Pipefitters Local 572 Pension Fund, seeking to pursue a class action on behalf of all of the Bandag shareholders. The complaint names Bandag, Martin G. Carver, the Chairman, President and Chief Executive Officer, and other directors, Gary E. Dewel, R. Stephen Newman, Roy J. Carver, Jr., James R. Everline, Phillip J. Hanrahan and Amy P. Hutton, as defendants. The complaint alleges, among other things, that in connection with the proposed business combination transaction with Bridgestone Americas Holding, Inc., the directors breached their fiduciary duties of due care and good faith by failing to solicit bids from other potential bidders and failing to maximize shareholder value and by creating deterrents to third party offers. Among other things, the complaint seeks class action status, and a court order enjoining the consummation of the merger and directing the defendants to take appropriate steps to maximize shareholder value. While the lawsuit is in its preliminary stage, Bandag believes that the claims in the lawsuit are without merit and intends to vigorously defend it.

Audra Smith v. Michael Rouse, et al. and Yolanda Jackson v. Michael Rouse, et al.

Bandag has been named as one of numerous defendants in two wrongful death actions brought in the Circuit Court of Warren County, Mississippi: These cases arise from an explosion and fire which occurred on May 17, 2002, at a rubber recycling plant in Mississippi, operated by Rouse Rubber Co., (Rouse) killing five employees and seriously injuring at least seven others. Bandag has been named in two of about six pending cases. Plaintiffs allege that a rubber recycling machine was dangerously designed or maintained, causing the explosion, and that Bandag may be passively liable as a “joint venturer” with Rouse. Bandag was named in the cases based on its majority ownership of Rouse prior to 1995. Bandag had only limited involvement with the equipment in question while it had an ownership interest in Rouse. Bandag did not manufacture, operate or repair the equipment in question.

Bandag was originally named as one of numerous defendants in the wrongful death actions brought in these two cases; however, Bandag was dismissed without prejudice from the Jackson case for tactical reasons. The Smith case claims compensatory damages of $40 million and punitive damages of $25 million. However, it is unclear from the pleadings whether the plaintiffs seek punitive damages from all defendants, including Bandag, or only from certain defendants, not including Bandag. Astec, the manufacturer of the dryer system that exploded, settled with the plaintiffs in apparently all cases for approximately $45 million. This settlement will apply as a credit to the remaining defendants. Bandag has reached an agreement to settle with all known claimants including those in Smith and Jackson, in consideration of the payment of a nominal amount. This matter remains pending subject to final approval of the necessary parties, including the court, of a proposed settlement agreement.

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

None.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information concerning cash dividends declared and market prices of the Company’s Common Stock and Class A Common Stock for the last three fiscal years is as follows:

	2006	% Change	2005	% Change	2004
Dividends Declared Per Share
First Quarter	$0.335		$0.330		$0.325
Second Quarter	0.335		0.330		0.325
Third Quarter	0.335		0.330		0.325
Fourth Quarter	0.340		0.335		0.330

Total Year	$1.345	1.5	$1.325	1.5	$1.305

Stock Price Comparison(1)	Low		High	Low		High	Low		High
Common Stock
First Quarter	$40.57	--	45.42	$43.26	--	50.35	$40.31	--	49.95
Second Quarter	34.82	--	42.67	42.51	--	48.26	38.32	--	51.30
Third Quarter	32.79	--	42.38	41.89	--	47.93	42.91	--	48.20
Fourth Quarter	40.57	--	52.27	41.18	--	44.22	43.22	--	50.83
Year-end Closing Price			50.43			42.67			49.81
Class A Common Stock
First Quarter	$34.00	--	39.05	$39.20	--	46.45	$39.86	--	47.71
Second Quarter	29.59	--	37.00	37.70	--	43.36	35.38	--	46.98
Third Quarter	27.99	--	35.80	36.40	--	41.91	39.60	--	43.68
Fourth Quarter	34.28	--	51.50	35.60	--	37.62	39.10	--	46.69
Year-end Closing Price			49.96			36.05			46.33

(1)	High and low composite prices in trading on the New York and Chicago Stock Exchanges (ticker symbol BDG for Common Stock and BDGA for Class A Common Stock).

The approximate number of record holders of the Company’s Common Stock as of January 31, 2007 was 1,471 and the number of record holders of Class A Common Stock was 876. The Common Stock and Class A Common Stock are traded on the New York Stock Exchange and the Chicago Stock Exchange.

The following performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing.

The following is a line graph comparing the yearly percentage change during the last five years in the cumulative total shareholder return (assuming reinvestment of dividends) on the Corporation’s Common Stock and Class A Common Stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index and the Dow Jones & Co., Inc. Tire and Rubber – Index (“Tire and Rubber Index). The graph assumes $100 invested on December 31 2001 in Bandag, Incorporated Common Stock and Class A Common Stock, the S&P 500 Stock Index and the Dow Jones & Co., Inc. Tire and Rubber – Index.

Comparison of Five Year Cumulative Total Return

	2001	2002	2003	2004	2005	2006
Bandag, Incorporated	100	118	136	165	140	184
S&P 500 Stock Index	100	78	100	111	117	135
Tire and Rubber - Index	100	45	58	83	85	97

Issuer Purchases of Equity Securities(1)

October 1, 2006 - December 31, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
Common Stock
October 1 - October 31	2,274	$42.37	2,274	492,807
November 1 - November 30	3,038	$44.55	3,038	486,590
December 1 - December 31	2,761	$49.88	2,761	479,906

Total	8,073	$45.76	8,073	479,906	(1)(2)

Class A Common Stock
October 1 - October 31	2,528	$35.63	2,528	492,807
November 1 - November 30	3,179	$37.52	3,179	486,590
December 1 - December 31	3,923	$48.80	3,923	479,906

Total	9,630	$41.62	9,630	479,906	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock and/or Class A Common Stock remaining to be purchased under the stock purchase program.

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth certain Selected Financial Data for the periods and as of the dates indicated:

	2006	2005	2004	2003	2002
(In thousands, except per share data)
Net sales	$973,570	$914,640	$864,343	$826,354	$910,834
Earnings from continuing operations(1)(2)	36,556	49,479	66,880	60,200	50,053

Total assets	$752,948	$755,037	$730,727	$657,287	$616,128
Long-term debt and other obligations	22,964	24,061	29,963	35,259	45,373
Earnings per share from continuing operations
Basic	$ 1.89	$ 2.55	$ 3.47	$ 3.14	$ 2.53
Diluted	$ 1.87	$ 2.52	$ 3.39	$ 3.11	$ 2.52
Dividends Declared Per Share	$ 1.345	$ 1.325	$ 1.305	$ 1.285	$ 1.265

(1)     In 2006, includes charges of $19,762 pre-tax, $12,667 after-tax, related to restructuring.

(2)     In 2005, includes charges of $3,100 pre-tax, $2,130 after-tax, related to restructuring.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

OVERVIEW

      General

The Company has three reportable operating segments – its Traditional Business which manufactures and sells precured tread rubber, equipment and supplies for retreading tires, Tire Distribution Systems, Inc. (TDS) which sells and maintains retread tires and new tires to principally commercial and industrial customers and Vehicle Services which provides quick-service truck lubrication, routine tire service and light truck maintenance through company-owned locations in the United States.

Bandag and its licensees have 844 franchise locations worldwide, with 36% located in the United States and 64% internationally. The majority of Bandag’s franchisees are independent operators of full service tire distributorships and the remaining are owned by either GCR, a Bridgestone wholly-owned company, or by TDS. The Traditional Business revenues primarily come from the sale of retread material and equipment to its franchisees. TDS offers complete tire management services including the complete line of Bandag retreads, new tires (commercial, retail and off-the-road), alignment and 24-hour road service. In Vehicle Services, Speedco, Inc. (Speedco) provides quick-service truck lubrication and routine tire service and Truck Lube 1 provides light truck maintenance.

Bandag anticipates strengthening Speedco’s success by adding more locations and related tire capability in 2007 while not compromising Speedco’s deserved reputation for convenient, quick, quality service. A major component of the expansion thus far has been to modify most of the existing locations and build new locations to include a Bandag designed and developed high-speed tire sales and service capability. Most new locations were built with a minimum of two high-speed tire lanes. The majority of the current locations were modified to include two tire lanes with the exception of those locations where current sites were not large enough to add two lanes and the adjoining property was unavailable or cost prohibitive. Speedco had $60,000,000 in capital expenditures in 2006 and anticipates capital expenditures of $16,000,000 to $18,000,000 in 2007. Bandag anticipates that the costs associated with the start up of new locations and the expansion of tire lanes at existing locations will continue to put pressure on Speedco margins and costs which may offset the positive contribution of Speedco.

Approximately 34% of Bandag’s retread material sales in North America come from national account contracts with a variety of major fleets. The depth of the Company’s franchisee network combined with the quality of its products has allowed Bandag to build a significant national account business. Significant fleet revenue is important to Bandag’s franchisees who act with Bandag as subcontractors to deliver products, information and services to national fleet customers. Bandag’s franchise agreements require its franchisees to buy their precured retreading material and equipment from Bandag, which gives Bandag a secure revenue stream. Growth in revenue can be achieved by expanding the amount of services that can be provided to a fleet by Bandag and its franchisees while continuing to provide value-added retread products. Bandag also generates significant cash flow which has historically been used to reinvest in the business, make debt payments, pay dividends, repurchase stock and other corporate purposes.

Despite an aggressive push by competitors in the Unites States retread business, Bandag has retained its leading position. In addition to its leading presence in the United States, Bandag also has an important presence internationally in Europe, Canada, Mexico, Brazil, South Africa and Australia.

      Proposed Sale of the Company

On December 5, 2006, Bandag entered into a definitive merger agreement with Bridgestone Americas Holding, Inc. (BSAH) pursuant to which BSAH will acquire the outstanding shares of each class of stock of Bandag for US $50.75 per share in cash. This proposed merger remains subject to the receipt of shareholder approval and other regulatory approvals, as well as the satisfaction of customary closing conditions. The transaction is expected to be completed in the second quarter of 2007.

      Trucking Industry

While shippers apply pressure to fleets from the service side, pressure on fleets from the cost side continues to intensify. High insurance costs, increased driver wages, and higher fuel costs continue to increase the pressure on fleets to find ways to reduce costs.

The pressure to reduce costs and still meet shipper demands requires fleets to focus on increasing revenue through better asset utilization. Fleets are looking for ways to reduce costs and to reduce the assets that are used to generate revenues. They are focusing, not just on reduction of downtime, but on better utilization of downtime that is mandated through regulation (e.g., when the truck is down due to regulated driver rest time, fleets will seek to use that time for vehicle maintenance). Fleets, particularly truckload carriers, will likely focus more on preventive maintenance and other services and products, such as those provided by Bandag, which can provide more reliable utilization of their assets.

      New Tire Retread Pricing and Profitability

The relationship between new tire pricing and retread unit pricing has been narrowing primarily due to retread unit prices increasing at a faster rate than new tires and lower-priced imported new tires entering the market. Generally, a decreasing new tire to retread price ratio will put downward pressure on retread pricing and tend to increase the use of relatively less expensive new tires instead of retreads. Increases in imports of low priced new tires and the movement of major new tire manufacturers to lower their costs by utilizing overseas production has exacerbated this situation. However, the Company believes there still remains an inherent value in retreading to fleets that recognize the need for a well-managed tire program that combines quality new tires, retreads and tire management services to reduce operating costs.

      Acquisitions

On April 1, 2006, the Company acquired Truck Lube 1, which provides light truck maintenance, for approximately $8,094,000. The Company recorded $3,800,000 of goodwill and $4,060,000 of other intangible assets.

During 2005, the Company’s TDS segment acquired one retread plant and five commercial and retail outlets for $2,978,000.

      Divestitures

During the first quarter of 2006, the Company recorded the previously announced deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,604,000, or $0.85 per diluted share. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

Bandag’s TDS subsidiary closed one location during 2005. The Company considers TDS to be essential in order to protect Bandag’s distribution where no independent Bandag franchise exists. Bandag will continue to divest TDS locations where an independent Bandag dealer is willing to buy the location and when it is a sensible decision for the Company to sell. Bandag will also continue to purchase locations for TDS if it is necessary to maintain Bandag’s distribution in an area. In currently unprofitable locations where TDS must operate to maintain Bandag’s presence to serve its fleet customers, the Company intends to continue to improve operational efficiencies to seek to achieve profitability.

      Restructuring

During 2006, the North American business unit announced the closing of the tread production plant in Shawinigan, Quebec. Also during 2006, the Company announced that its pension plans have been closed to new hires in the United States and Canada, and that the existing pension plans for salaried and hourly U.S. employees and salaried Canadian employees were frozen effective December 31, 2006.

During 2006, the North American business unit reduced its company-wide employee workforce by approximately 200 through early retirements and voluntary and involuntary separation programs. The early retirement program, announced in the second quarter of 2006, was offered to eligible U.S. employees who had reached age 55 by December 31, 2006. Employees who accepted the offer will have five years added to their age in determining their pension benefit. Participants will also be able to purchase medical coverage through the Company until age 65.

Bandag recorded total pre-tax restructuring expenses of $19,762,000 in 2006. The Company’s North American business unit recorded pre-tax charges related to the restructuring of $13,072,000, the Company’s International business unit recorded $912,000 of pre-tax restructuring charges for an employee reduction program, and the Company’s European business unit recorded $5,778,000 of pre-tax restructuring charges for a workforce reduction of 48 persons.

The restructuring charges recorded consisted of an increase in pension benefit obligations of $8,316,000, termination benefits of $12,333,000, an increase in postretirement medical benefits of $1,400,000 and plant closing costs of $613,000. These costs were partially offset by a pension curtailment gain of $2,900,000 related to freezing the pension plans. As of December 31, 2006 approximately $3,919,000 of these restructuring costs remained accrued, substantially all of which is expected to be paid by December 31, 2007. The amounts related to the pension benefits and postretirement medical benefits were recorded in the Company’s Condensed Consolidated Balance Sheet which resulted in a decrease in the pension asset of $5,423,000 and an increase in the postretirement medical benefit liability of $1,400,000.

RESULTS OF OPERATIONS

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Vehicle Services.

      Net Sales

Consolidated net sales in 2006 increased $58,930,000, or 6%, from 2005. Retread unit volume in the Traditional Business decreased 7% from 2005. Retread unit volume was negatively impacted by intense pressures from competitive retread tires and low-priced new tires. Net sales were positively impacted by an increase in Vehicle Services net sales of $31,033,000, or 38%, from 2005. Net sales were positively impacted by an increase in TDS net sales of $36,217,000, or 21%, from 2005, and by $10,984,000 due to the effect of translating foreign currency denominated net sales into U.S. dollars. The Company’s sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

      Gross Profit Margins

Consolidated gross profit margin for 2006 decreased 2.5 percentage points from 2005. Traditional Business gross profit margin decreased 2.7 percentage points from 2005. The decrease in Traditional Business gross profit margin is primarily due to higher raw material costs.

      Operating and Other Expenses

Consolidated operating and other expenses increased $651,000 from 2005. Consolidated operating and other expenses in 2006 were positively impacted by the reduction in workforce and spending decreases due to the restructuring. Consolidated operating and other expenses in 2006 were negatively impacted by expenses related to Vehicle Services operations due to the start-up of new Speedco stores, the addition of tire lanes to existing stores and the acquisition of Truck Lube 1.

      Other Income

Consolidated other income increased $4,241,000 from 2005. Other income was positively impacted by $2,900,000 due to legal settlements with raw material suppliers and by $845,000 due to the sale of the Company’s joint venture in India.

      Net Earnings

Consolidated earnings from continuing operations in 2006 were $36,556,000, or $1.87 per diluted share, as compared to $49,479,000, or $2.52 in 2005. During 2006, the Company recorded a net loss on discontinued operations of $16,604,000, or $0.85 per diluted share, resulting in 2006 net earnings of $19,952,000, or $1.02 per diluted share.

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

The table below depicts the breakout of North America’s retread product sales between TDS and independent dealers:

(in thousands)	Year Ended December 31,
Retread Product Sales	2006	2005	Increase (Decrease)
Sales to Independent Dealers	$407,786	$401,930	1.5%
Sales to TDS	17,438	16,740	4.2%

Total Retread Product Sales	$425,224	$418,670	1.6%

Retread product sales in 2006 were negatively impacted by a 6% decrease in retread material unit volume from the prior year. The decrease in retread material unit volume was offset by the price increases in May 2005 and January 2006. Net sales for 2006 were positively impacted by increased equipment sales of $3,502,000. Net sales were also positively impacted by the effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of $3,790,000 for 2006.

Higher raw material costs and an increase in sales incentive programs primarily resulted in a 2.5 percentage point decrease in North America’s gross profit margin in 2006 as compared to 2005.

North American operating and other expenses in 2006 were $6,223,000, or 6%, lower than 2005 expenses. The decrease in operating and other expenses was primarily due to the reduction in workforce and spending decreases due to the restructuring. Other income for 2006 was positively impacted by $2,005,000 due to legal settlements with raw material suppliers. Restructuring expenses of $13,072,000 were recorded in 2006.

Restructuring expenses and lower gross profit margin were the primary reasons for a decrease for North America of $13,642,000 in earnings before income taxes, minority interest and discontinued operations from 2005. North America recorded earnings before income taxes, minority interest and discontinued operations of $49,384,000 in 2006 as compared to $63,026,000 in 2005.

      EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA decreased $3,953,000, or 4%, from 2005, on a 1% increase in volume. Net sales in EMEA for 2006 were negatively impacted by intense competitive pressures and by a decrease in fleet sales due to the loss of fleet contract business. Net sales for EMEA in 2006 were also negatively impacted by $637,000 due to the effect of translating foreign currency denominated net sales to U.S. dollars.

Gross profit margin decreased 5.0 percentage points from 2005, primarily due to higher raw material costs. Operating and other expenses were $1,943,000, or 6%, lower than 2005 expenses. The decrease in 2006 operating and other expenses is primarily due to a decrease in personnel related costs. Other income for 2006 was positively impacted by $340,000 due to a legal settlement with a raw material supplier. Restructuring expenses of $5,778,000 were recorded in 2006 compared to $3,100,000 recorded in 2005.

Restructuring expenses and lower gross profit margin were the primary reasons for a decrease for EMEA of $6,618,000 in earnings before income taxes, minority interest and discontinued operations from 2005. EMEA recorded a loss before income taxes, minority interest and discontinued operations of $6,880,000 in 2006 as compared to a loss on the same basis of $262,000 in 2005.

      International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico and Venezuela and royalties from licensees in Australia and South Africa, are combined under one management group referred to internally as International. International net sales decreased $10,287,000, or 8%, from 2005. Retread material unit volume decreased 14% from 2005. Excluding South Africa, unit volume increased 1% and net sales increased 8% for 2006 as compared to 2005. Net sales were positively impacted by price increases and by $7,831,000 due to the effect of translating foreign currency denominated net sales to U.S. dollars.

Gross profit margin decreased 2.4 percentage points from 2005, primarily due to higher raw material costs. Operating and other expenses decreased $2,669,000, or 10%, from 2005, primarily due to the sale of South Africa. Other income for 2006 was positively impacted by $555,000 due to a legal settlement with a raw material supplier and by $845,000 due to the sale of the Company’s joint venture in India. International recorded $912,000 of restructuring expenses in 2006.

Lower volume and gross profit margin were the primary reasons for a decrease for International of $3,253,000 in earnings before income taxes, minority interest and discontinued operations. International recorded earnings before income taxes, minority interest and discontinued operations of $11,568,000 in 2006 as compared to $14,821,000 in 2005.

During 2006 the Company recorded the previously announced deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,604,000. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales increased $36,217,000, or 21%, as compared to 2005. TDS net sales were positively impacted by increased unit sales and higher prices.

TDS gross profit margin decreased 1.1 percentage points from 2005 primarily due to an increase in sales of products which carry lower margins. Operating and other expenses increased $2,688,000, or 7%, but decreased as a percentage of sales.

Higher net sales was the primary reason for an improvement in 2006 for TDS of $5,135,000 in earnings before income taxes, minority interest and discontinued operations. TDS recorded earnings before income taxes, minority interest and discontinued operations of $11,719,000 in 2006 as compared to $6,584,000 in 2005.

VEHICLE SERVICES

The Company’s Speedco, Inc. and Truck Lube 1 operations are combined under one management group referred to internally as Vehicle Services. Truck Lube 1, which provides light truck maintenance, was purchased in April 2006 and contributed $7,079,000 to net sales in 2006. Speedco net sales increased $22,909,000, or 28%, for 2006. For 2006, Speedco same store lube sales increased $8,378,000, or 11%, and same store tire sales increased $626,000, or 11%, as compared to 2005. Same store revenue is comprised of locations that have operated for twelve full months. As of December 31, 2006, same store lube sales included 35 locations and same store tire sales included 21 locations. Speedco had 47 locations, 39 with tire service capabilities, as of December 31, 2006, compared to 35 locations, 23 with tire service capabilities, at the same time last year.

Vehicle Services gross profit margin decreased 0.6 percentage points from 2005. Operating and other expenses increased $10,906,000, or 41%, as compared to 2005. Gross profit margin and operating and other expenses were negatively impacted by expenses associated with the start-up of new Speedco stores and the addition of tire lanes to existing stores.

Lower gross profit margin and higher operating and other expenses were the primary reasons for a decrease in 2006 for Vehicle Services of $1,093,000 in earnings before income taxes, minority interest and discontinued operations. Vehicle Services recorded a loss before income taxes, minority interest and discontinued operations of $512,000 in 2006 as compared to earnings on the same basis of $581,000 in 2005.

OTHER

The Company’s Other segment consists of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses decreased $2,108,000 primarily due to net foreign exchange gains and losses on U.S. denominated investments.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

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

VEHICLE SERVICES

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

OTHER

The Company’s Other segment consists of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses and depreciation increased $1,676,000 primarily due to net foreign exchange gains and losses on U.S. denominated investments. Consolidated interest income increased $3,207,000 from 2004, primarily due to an increase in interest rates.

IMPACT OF INFLATION AND CHANGING PRICES

Historically, it has generally been the Company’s practice to adjust its selling prices and sales allowances to reflect changes in production and raw material costs in order to maintain its gross profit margin. To soften the impact of higher raw material costs caused by increases in oil prices the Company increased selling prices in the United States and Canada effective May 1, 2005 and January 1, 2006, and increased selling prices in some foreign locations during the year. The Company may continue to increase prices if raw material costs rise further; however, due to competitive pressure and the decreasing difference between the price on a Bandag retread and a substitute new tire, the Company believes its ability to continue to pass on such increases may be diminished. The ability of the Company to raise prices does not eliminate its exposure to pricing risks on its fleet contract business due to the terms of the agreements.

Replacement of fixed assets requires a greater investment than the original asset cost due to the impact of general price level increases over the useful lives of plant and equipment. This increased capital investment would result in higher depreciation charges affecting both inventories and cost of products sold.

FINANCIAL CONDITION

      Liquidity and Capital Resources

At December 31, 2006, the Company had cash and cash equivalents of $45,900,000 as compared to $97,071,000 at December 31, 2005. At December 31, 2006, the Company had investments of $80,300,000, as compared to $60,150,000 at December 31, 2005. The Company’s ratio of total current assets to total current liabilities was 2.9 to 1 at December 31, 2006 with current assets exceeding current liabilities by $280,208,000. The Company believes it has an adequate cash balance for future cash needs.

Net cash provided by operating activities for the twelve months ended December 31, 2006 was $81,577,000 as compared to $56,983,000 for the same period of 2005. The increase in net cash provided by operating activities for 2006 is primarily due to a decrease in accounts receivables and other assets.

The Company typically funds its capital expenditures from operating cash flows. During 2006, the Company spent $77,444,000 for capital expenditures as compared to $65,647,000 in 2005. The Company anticipates capital expenditures of $45,000,000 to $55,000,000 in 2007. The increase in capital expenditures in 2005 and 2006 from prior years was primarily due to expenditures made by Speedco for new facilities and expansion of existing facilities.

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

The Company invests excess funds over various terms, but only instruments with an original maturity date of over 90 days are classified as investments for balance sheet purposes. The Company’s purchases of investments exceeded maturities by $20,150,000 during 2006, resulting in total investments of $80,300,000 as of December 31, 2006.

As of December 31, 2006, the Company had available uncommitted and committed lines of credit totaling $72,030,000 in the United States for working capital purposes. Also, the Company’s foreign subsidiaries had approximately $35,330,000 in credit and overdraft facilities available to them. From time to time during 2006, the Company borrowed funds to supplement operational cash flow needs or to settle intercompany transactions. The Company’s long-term liabilities totaled $22,964,000 at December 31, 2006, which is approximately 4% of the combined total of long-term liabilities and shareholders’ equity; and is a decrease of $1,097,000 from December 31, 2005.

During the year, the Company paid $12,551,000 on short-term notes payable and long-term obligations compared to $16,938,000 in 2005.

Cash dividends paid totaled $26,053,000 in 2006 compared to $25,774,000 in 2005. Cash dividends per share declared were $1.345 in 2006 compared to $1.325 in 2005.

During the year, the Company purchased 237,464 shares of Common Stock and Class A Common Stock at an average purchase price of $34.01 per share, as compared to the purchase of 210,443 shares of Common Stock and Class A Common Stock at an average price of $38.27 for 2005.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Following is a summary of the Company’s commitments as of December 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	After 2011
Long-term debt	$5,714	$5,714	$--	$--	$--
Interest on long-term debt	371	371	--	--	--
Operating leases	50,009	10,078	13,769	8,858	17,304
Raw material purchase commitments	161,044	161,044	--	--	--
Pension(1)	3,878	554	1,108	1,108	1,108
Post retirement medical liability(1)	6,708	624	1,279	1,279	3,526
Underfunded pension liability	6,572	--	--	--	6,572
DMR commitments(2)	3,575	1,050	2,025	500	--
Other obligations	18,570	8,262	3,944	1,453	4,911

Total contractual obligations	$256,441	$187,697	$22,125	$13,198	$33,421

	Total Amounts	Amount of Commitments Expiration Per Period
Other Commercial Commitments	Committed	2007	2008-2009	2010-2011	After 2011
Standby Letters of Credit(3)	$19,179	$19,179	$--	$--	$--

(1)	Future pension contributions are expected to approximate 2007 estimates of $554. Post retirement medical contributions are expected to approximate 2007 estimates of $624.

(2)	The Company has entered into various agreements with certain customers and is obligated to reimburse those customers an amount based on an increase in sales volume. The actual payments will range from $0 to the total obligated amounts.

(3)	Standby letters of credit are provided to the Company’s insurance administrators to cover costs associated with self insurance liabilities.

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

      Foreign Currency Exposure

Foreign currency exposures arising from cash flow transactions include firm commitments and anticipatory transactions. Translation exposure is also part of the overall foreign exchange risk. The Company’s exposure to foreign currency risks exists primarily with the Brazilian real, Canadian dollar, Mexican peso and European Union euro. The Company regularly enters into foreign currency contracts primarily using foreign exchange forward contracts and options to manage the foreign currency risks associated with most of its firm commitment exposures. The Company also employs foreign exchange forward contracts as well as option contracts to manage the foreign currency risks associated with approximately 40% — 60% of its anticipated future cash flow transactions within the coming twelve months. The notional amount of these contracts at December 31, 2006 and 2005 were zero and $146,000, respectively. The Company also limits its exposure to foreign currency fluctuations by entering into offsetting asset or liability positions and by establishing and monitoring limits on unmatched positions. The Company’s pre-tax earnings from foreign subsidiaries and affiliates translated into U.S. dollars using a weighted-average exchange rate was $6,637,000 and $16,720,000 for the years ending December 31, 2006 and 2005, respectively. On that basis, the potential loss in the value of the Company’s pre-tax earnings from foreign subsidiaries resulting from a hypothetical 10% adverse change in foreign currency exchange rates would have been $544,000 in 2006 and $1,508,000 in 2005.

The Company also has foreign currency exposure arising from the translation of the Company’s net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed as a result of its investment in foreign subsidiaries are the European euro, Brazilian real, Mexican peso and Canadian dollar. A 10% change in foreign currency exchange rates from balance sheet date levels would have impacted the Company’s net foreign investments by $7,700,000 and $11,773,000 at December 31, 2006 and 2005, respectively.

      Interest Rate Exposure

In order to mitigate the impact of fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long-term basis. At December 31, 2006 and 2005, the Company had outstanding debt of $5,714,000 and $11,429,000 respectively. At December 31, 2006 and 2005, the fair value of the Company’s debt was $5,781,000 and $11,686,000, respectively. In addition, at December 31, 2006 and 2005, the fair value of securities held for investment was $80,300,000 and $73,198,000, respectively. The fair value of the Company’s total long-term debt and its securities held for investment would not be materially affected by a hypothetical 10% adverse change in interest rates. Therefore, the effects of interest rate changes on the fair value of the Company’s financial instruments are limited. Securities held for investment primarily consist of obligations of states and political subdivisions of a short-term nature.

      Commodities Exposure

Due to the nature of its business, the Company procures almost all of its synthetic rubber, which is the predominant raw material used in manufacturing tire tread, at quarterly fixed rates using contracts with the Company’s main suppliers. Historically, the Company increases its selling prices and sales allowances to reflect significant changes in commodity costs; however, due to competitive pressures and the decreasing difference between the price on a Bandag retread and a substitute new tire, the Company believes its ability to continue to pass on such increases may be diminished. To soften the impact of higher raw material costs caused by increases in oil prices, the Company increased selling prices in the United States and Canada effective May 1, 2005 and January 1, 2006 and increased selling prices in some foreign locations during the year. Therefore, the Company’s exposure is limited to the extent selling price increases fail to offset increases in commodity costs. The ability of the Company to raise prices does not eliminate its exposure to pricing risks on its fleet contract business due to the terms of the related agreements.

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

Bandag also extends credit in North America to customers in the trucking and transportation industry. Credit is extended to large national and regional customers on a contractual basis through Bandag. Smaller regional and local trucking customers are provided credit through TDS, Speedco and Trucklube 1.

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

      Goodwill and Trade Name Asset Valuation

While goodwill is not amortized, it is subject to periodic reviews for impairment. The Company utilizes discounted cash flow methods to review the carrying value of goodwill and trade name assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit’s goodwill and trade name assets’ fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and trade name assets that totaled $35,303,000 at December 31, 2006; however, the current fair values of the Company’s reporting unit’s goodwill and trade name assets are in excess of carrying values.

      Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary timing differences between the tax and financial statement basis of assets and liabilities. At December 31, 2006, the Company had net deferred tax assets of $28,290,000. This balance consists of approximately $32,670,000 of net deferred tax assets primarily related to the timing of income and deductions for tax versus books, and $4,380,000 of net deferred tax liabilities primarily related to the unremitted earnings of foreign subsidiaries. Deferred taxes on the unremitted earnings of foreign subsidiaries are provided under the assumption that all profits of the foreign subsidiaries will be repatriated to the United States and all foreign taxes paid will be available to offset United States taxes. In addition, any deferred tax asset is reviewed annually to determine the probability of realizing the asset. If it is determined unlikely that the asset will be fully realized in the future, a valuation allowance is established against the asset. Refer to Note 11, “Income Taxes,” of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further details.

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

Under the DMR Program, the Company provides financial assistance primarily in the form of DMR promissory notes from the dealer to Bandag. The proceeds from the promissory notes can only be used by the dealer toward the acquisition of equipment (including equipment sold by the Company), service vehicles, facility expansions and other items aligned with Company goals. The notes generally have a term of up to five years. However, if the dealer achieves a business objective, typically purchasing a specified amount of tread rubber each year, then the Company forgives either part or all of the principal and interest for that year. The Company records a reduction in sales for the costs of the program as financial assistance is provided. The DMR reserve at December 31, 2006, 2005, and 2004 was $13,146,000, $13,622,000 and $14,189,000, respectively. In 2006, 2005 and 2004, DMR costs of $10,004,000, $9,236,000 and $7,830,000, respectively, were recorded as a reduction of sales. For those DMR agreements that do not include notes, the Company records expense and a corresponding liability, or discloses such agreements in accordance with SFAS No. 5, “Accounting for Contingencies.”

      Pension Plans

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company’s pension amounts relate to its defined benefit plans in the United States. The Company has not made any contributions to any of the United States pension plans since plan year 1997. SFAS No. 87 and the policies used by the Company generally reduce the volatility of pension income or expense arising from changes in the pension liability discount rates and the performance of the pension plan’s assets.

An important element in determining the Company’s pension income or expense in accordance with SFAS No. 87 is the expected return on assets. The Company’s long-term rate of return assumption for its United States plans is 5.5% as of December 31, 2006. This assumption is based on expected returns in the structured fixed income portfolio in which the pension assets are presently invested.

Each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments. The discount rate for December 31, 2006 was 5.8%.

For the years ended December 31, 2006 and 2005, the Company recognized consolidated pre-tax pension expense of $4,947,000 and $4,751,000, respectively. The Company estimates pension expense will be approximately $96,000 for 2007. Refer to Note 15 of the consolidated financial statements for further details.

A 50 basis point increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by approximately $7,282,000 at December 31, 2006, and decreased pension and postretirement benefit costs by approximately $1,007,000. A 50 basis point decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by approximately $8,098,000 at December 31, 2006, and increased pension and postretirement benefit costs by approximately $1,135,000. A 50 basis point increase or decrease in the assumed expected long-term rate of return on plan assets would have decreased or increased pension costs by approximately $569,000 for 2006, respectively.

NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FAS 109, “Accounting for Income Taxes,” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adoption will be recorded in retained earnings. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS 158). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that had not been recognized under previous accounting standards are now recognized in Accumulated Other Comprehensive Income in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. At December 31, 2006 the effect of adoption of SFAS 158 was to increase assets by $6,609,000, increase liabilities by $1,173,000 and increase stockholders’ equity by $5,436,000. SFAS 158 will also require the Company to change the date used to measure its defined benefit pension and other postretirement obligations from September 30 to December 31. The measurement date change will be effective as of December 31, 2008. The incremental pension cost recognized as a result of this change in measurement date will be recognized as an adjustment to retained earnings. The measurement date change is not expected to have a material impact on financial position, results of operations, or liquidity.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Operations and Financial Condition,” which is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Management	31
Report of Independent Registered Public Accounting Firm - Internal Control
Over Financial Reporting	32
Report of Independent Registered Public Accounting Firm - Consolidated
Financial Statements	33
Consolidated Balance Sheets as of December 31, 2006 and 2005	34
Consolidated Statements of Earnings for the years ended
December 31, 2006, 2005 and 2004	36
Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005 and 2004	37
Consolidated Statements of Changes in Shareholders' Equity for the years ended
December 31, 2006, 2005 and 2004	38
Notes to Consolidated Financial Statements	41

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2006.

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

Jeffrey C. Pattison
Corporate Controller
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Bandag, Incorporated

We have audited management’s assessment, included in the accompanying Report of Management, that Bandag, Incorporated maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bandag, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Bandag, Incorporated maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bandag, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bandag, Incorporated as of December 31, 2006 and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity for each of the years ended December 31, 2006, 2005 and 2004, and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Chicago, Illinois

March 15, 2007

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Bandag, Incorporated

We have audited the accompanying consolidated balance sheets of Bandag, Incorporated as of December 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity for each of the years ended December 31, 2006, 2005 and 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bandag, Incorporated at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, Bandag, Incorporated changed its method of accounting for share-based awards to conform with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Additionally, on December 31, 2006, Bandag, Incorporated changed its method of accounting for defined benefit pension and other postretirement benefit plans to conform with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bandag Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois

March 15, 2007

Bandag, Incorporated
Consolidated Balance Sheets

	December 31
In thousands	2006	2005
Assets
Current Assets
Cash and cash equivalents	$45,900	$97,071
Investments - Note 5	80,300	60,150
Accounts receivable, less allowance
(2006 - $12,979; 2005 - $13,782)	163,160	174,017
Inventories:
Finished products	65,904	67,973
Material and work in process	18,703	16,695

	84,607	84,668
Deferred income tax assets - Note 11	34,128	38,604
Prepaid expenses and other current assets	19,004	21,356

Total Current Assets	427,099	475,866
Property, Plant and Equipment, on the basis of cost:
Land	33,850	27,432
Buildings and improvements	222,361	170,103
Machinery and equipment	356,199	357,879
Construction and equipment installation in progress	20,983	28,690

	633,393	584,104
Less allowances for depreciation and amortization	(379,397)	(374,464)

	253,996	209,640
Goodwill	22,903	18,587
Intangible assets, less accumulated amortization
(2006 - $4,845; 2005 - $3,619)	17,196	14,362
Other assets	31,754	36,582

Total Assets	$752,948	$755,037

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Balance Sheets (continued)

	December 31
In thousands	2006	2005
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$38,839	$45,794
Accrued employee compensation and benefits	32,791	33,695
Accrued marketing expenses	19,433	24,914
Other accrued expenses	32,986	35,523
Dividends payable	6,631	6,515
Income taxes payable	1,611	2,477
Current portion of debt and other obligations	14,600	15,351

Total Current Liabilities	146,891	164,269
Long-term debt and other obligations - Note 6	22,964	24,061
Deferred income tax liabilities	5,838	4,771
Minority interest	1,750	2,779
Shareholders' Equity - Note 14
Common Stock; $1.00 par value; authorized 21,500,000 shares;
Issued and outstanding - 9,066,683 shares in 2006; 9,129,060 shares in 2005	9,067	9,129
Class A Common Stock; $1.00 par value; authorized 50,000,000 shares;
Issued and outstanding - 9,517,117 shares in 2006; 9,388,786 shares in 2005	9,517	9,389
Class B Common Stock; $1.00 par value; authorized 8,500,000 shares;
Issued and outstanding - 916,910 shares in 2006, 917,563 shares in 2005	917	918
Additional paid-in capital	47,670	37,191
Retained earnings	515,883	529,372
Accumulated other comprehensive loss:
Minimum pension asset (liability)	2,321	(1,019)
Foreign currency translation adjustment	(9,870)	(25,823)

	(7,549)	(26,842)

Total Shareholders' Equity	575,505	559,157

Total Liabilities and Shareholders' Equity	$752,948	$755,037

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Earnings

	Year Ended December 31
In thousands, except per share data	2006	2005	2004
Income
Net sales of products	$844,026	$812,196	$781,031
Net sales of services	129,544	102,444	83,312
Other	10,540	6,299	12,305

	984,110	920,939	876,648
Cost and Expenses
Cost of products sold	583,542	537,825	493,925
Cost of services sold	78,113	60,608	50,031
Engineering, selling, administrative and other expenses	252,842	252,191	250,683
Restructuring	19,762	3,100	--

	934,259	853,724	794,639
Income from Operations	49,851	67,215	82,009
Interest income	7,971	8,090	4,883
Interest expense	(1,433)	(1,951)	(1,990)

Earnings Before Income Taxes, Minority Interest and
Discontinued Operations	56,389	73,354	84,902
Income taxes - Note 11	20,229	22,954	17,648
Minority interest	(396)	921	374

Earnings from Continuing Operations	36,556	49,479	66,880
Net Loss on Discontinued Operations	(16,604)	--	--

Net Earnings	$19,952	$49,479	$66,880

Net Earnings Per Share - Note 12
Basic Earnings Per Share	$1.89	$2.55	$3.47
Net Loss on Discontinued Operations	(0.86)	--	--

Net Earnings	$1.03	$2.55	$3.47

Diluted Earnings Per Share	$1.87	$2.52	$3.39
Net Loss on Discontinued Operations	(0.85)	--	--

Net Earnings	$1.02	$2.52	$3.39

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31
In thousands	2006	2005	2004
Operating Activities
Net earnings	$19,952	$49,479	$66,880
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash translation adjustment due to sale of South Africa	14,212	--	--
Depreciation expense	26,877	26,302	27,182
Change in deferred income taxes	750	(2,590)	(89)
Stock compensation expense, net of forfeitures	1,562	2,690	2,656
Other	8,940	5,100	4,325
Change in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable	9,753	(18,452)	7,426
Inventories	(793)	(12,892)	(6,304)
Prepaid expenses and other accrued expenses	7,422	(3,896)	(9,994)
Accounts payable and other accrued expenses	(6,422)	11,954	15,705
Income taxes payable	(676)	(712)	(12,702)

Net Cash Provided by Operating Activities	81,577	56,983	95,085
Investing Activities
Additions to property, plant and equipment	(77,444)	(65,647)	(45,150)
Proceeds from dispositions of property, plant and equipment	3,380	2,219	5,920
Purchases of investments	(704,500)	(1,163,465)	(1,116,990)
Maturities of investments	684,350	1,239,430	1,070,525
Payments for acquisitions of businesses	(8,094)	(2,978)	(73,488)
Proceeds from divestitures of businesses	460	2,251	15,255
Proceeds from sale of tire and wheel assets	--	--	34,023

Net Cash Provided by (Used in) Investing Activities	(101,848)	11,810	(109,905)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(12,551)	(16,938)	(7,368)
Proceeds from short-term notes payable	5,487	6,645	--
Cash dividends	(26,053)	(25,774)	(25,164)
Purchases of Common, Class A and Class B Stock	(8,076)	(8,053)	(2,844)
Stock Options Exercised	8,027	2,235	4,154
Excess tax benefits from share-based compensation expense	380	--	--

Net Cash Used in Financing Activities	(32,786)	(41,885)	(31,222)
Effect of exchange rate changes on cash and cash equivalents	1,886	3,517	1,554

Increase (Decrease) in Cash and Cash Equivalents	(51,171)	30,425	(44,488)
Cash and cash equivalents at beginning of year	97,071	66,646	111,134

Cash and Cash Equivalents at End of Year	$45,900	$97,071	$66,646

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

In thousands, except share data	Common Stock Issued and Outstanding		Class A Common Stock Issued and Outstanding		Class B Common Stock Issued and Outstanding		Additional Paid-In	Retained	Accumulated Other Compre- hensive	Compre- hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Income
Balance at December 31, 2003	9,099,745	$9,100	9,249,756	$9,250	918,688	$919	$17,903	$474,257	$(37,594)
Net earnings for the year								66,880		$66,880
Other comprehensive income, -
adjustment for foreign
currency translation									7,837	7,837
Other comprehensive income,
net of tax of $208 -
adjustment for minimum
pension liability									106	106

Comprehensive income for the year										$74,823

Cash dividends - $1.305 per share								(25,322)

Conversion of Class B Common
Stock to Common Stock - Note 14	97				(97)
Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 14	(950)	(1)	(950)	(1)			(66)
Forfeitures of Class A Common
Stock under Stock Award
Plan - Note 14			(149)				(1)
Class A Common Stock issued
under Stock Award Plan,
including tax benefit of
$295 - Note 14			47,378	47			930
Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 15	21,319	21	21,773	22			1,945
Restricted Stock Units and
Stock Appreciation Rights
issued under Stock Grant
& Awards Plan - Note 14							36
Purchases of Common Stock and
Class A Common Stock	(2,999)	(3)	(71,766)	(72)			(105)	(2,663)
Stock options exercised under
Stock Award Plan, including
tax benefit of $799 -
Note 14			170,016	170			6,051
Stock option expense							2,641

Balance at December 31, 2004	9,117,212	$9,117	9,416,058	$9,416	918,591	$919	$29,334	$513,152	$(29,651)

See notes to consolidated financial statements

Bandag, Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (continued)

In thousands, except share data	Common Stock Issued and Outstanding		Class A Common Stock Issued and Outstanding		Class B Common Stock Issued and Outstanding		Additional Paid-In	Retained	Accumulated Other Compre- hensive	Compre- hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Income
Balance at December 31, 2004	9,117,212	$9,117	9,416,058	$9,416	918,591	$919	$29,334	$513,152	$(29,651)
Net earnings for the year								49,479		$49,479
Other comprehensive income,
net of tax of $2,170-
adjustment for foreign
currency translation									3,333	3,333
Other comprehensive income,
net of tax of $401-
adjustment for minimum
pension liability									(524)	(524)

Comprehensive income for the year										$52,288

Cash dividends - $1.325 per share								(25,871)
Conversion of Class B Common
Stock to Common Stock - Note 14	1,028	1			(1,028)	(1)
Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 14	(855)	(1)	(855)	(1)			(67)
Forfeitures of Class A Common
Stock under Stock Award
Plan - Note 14			(118)				(3)
Forfeitures of Class A Common
Stock under Stock Grant &
Awards Plan - Note 14			(560)	(1)			(4)
Class A Common Stock issued
under Stock Award Plan,
including tax of $33 - Note 14			23,253	23			1,068
Class A Common Stock issued
under Stock Grant & Awards
Plan - Note 14			41,156	41			455
Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 15	18,521	19	20,034	20			1,620
Restricted Stock Units and
Stock Appreciation Rights
issued under Stock Grant
& Awards Plan - Note 14							78
Purchases of Common Stock and
Class A Common Stock	(6,846)	(7)	(203,597)	(203)			(455)	(7,388)
Stock options exercised under
Stock Award Plan, including
tax benefit of $356 - Note 14			93,415	94			2,498
Stock option expense							2,667

Balance at December 31, 2005	9,129,060	$9,129	9,388,786	$9,389	917,563	$918	$37,191	$529,372	$(26,842)

See notes to consolidated financial statements.

Bandag, Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (continued)

In thousands, except share data	Common Stock Issued and Outstanding		Class A Common Stock Issued and Outstanding		Class B Common Stock Issued and Outstanding		Additional Paid-In	Retained	Accumulated Other Compre- hensive	Compre- hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Income
Balance at December 31, 2005	9,129,060	$9,129	9,388,786	$9,389	917,563	$918	$37,191	$529,372	$(26,842)
Net earnings for the year								19,952		$19,952
Other comprehensive income,
net of tax of $3,184-
adjustment for foreign
currency translation									15,953	15,953
Other comprehensive income,
net of tax of $1,398 -
adjustment for minimum
pension liability									3,340	(2,096)

Comprehensive income for the year										$33,809

Cash dividends - $1.345 per share								(26,167)

Conversion of Class B Common
Stock to Common Stock - Note 14	653	1			(653)	(1)
Forfeitures of Common Stock
and Class A Common Stock
under Restricted Stock
Grant Plan - Note 14	(785)	(1)	(855)	(1)			(35)
Forfeitures of Class A Common
Stock under Stock Award
Plan - Note 14			(9,493)	(9)			9
Forfeitures of Class A Common
Stock under Stock Grant &
Awards Plan - Note 14			(7,820)	(8)			8
Class A Common Stock issued
under Stock Grant & Awards
Plan, including tax of $19
- Note 14			8,290	8			1,212
Common Stock and Class A
Common Stock issued under
Stock Award Program
Plan - Note 15	4,312	4	4,312	4			326
Restricted Stock Units and
Stock Appreciation Rights
expense under Stock Grant
& Awards Plan - Note 14							22
Purchases of Common Stock and
Class A Common Stock	(66,557)	(66)	(170,895)	(171)			(565)	(7,274)
Stock options exercised under
Stock Award Plan,
including tax benefit of
$214 - Note 14			304,792	305			7,935
Stock option expense							1,266
Performance unit award expense							301

Balance at December 31, 2006	9,066,683	$9,067	9,517,117	$9,517	916,910	$917	$47,670	$515,883	$(7,549)

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances as well as credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are charged to the allowance when the Company determines the receivable will not be collected. The Company also maintains notes receivable with certain customers. Interest may be charged on notes and is recognized when paid by the debtor; however, interest is not charged on accounts receivables.

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

Inventories held by the TDS segment consist primarily of new and retreaded tires. New tires represent approximately 67% of the total TDS inventory with retread tires comprising a majority of the difference. Inventories held by the Vehicle Services segment consist primarily of lubricants and supplies and tires. TDS and Vehicle Services inventories are accounted for under the FIFO method. The FIFO method is commonly used within the retail tire industry and Management believes the use of FIFO allows better comparability to other businesses in the industry.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Approximately 50% and 52% of year-end inventory amounts at December 31, 2006 and 2005, respectively, were determined by the LIFO method. The remainder of year-end inventory amounts are determined by the FIFO method. The excess of current cost over the amount stated for inventories valued by the LIFO method amounted to approximately $31,697,000 and $26,046,000 at December 31, 2006 and 2005, respectively. During 2004, inventory quantities were reduced which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of goods sold approximately $1,766,000 for the year ended December 31, 2004.

The Company has commitments to purchase raw materials in 2007 of $161,044,000.

Property, Plant, and Equipment:

Provisions for depreciation of plant and equipment is computed using straight-line and declining-balance methods, over the following estimated useful lives:

Buildings	5 to 50 years
Building Improvements	3 to 40 years
Machinery and Equipment	3 to 15 years

Depreciation expense was approximately $26,877,000, $26,302,000 and $27,182,000 in 2006, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets, while not amortized, are reviewed at least annually for impairment using the discounted cash flow method. Separable intangible assets that have finite useful lives are amortized over their useful lives using the straight-line method over 3 to 5 years. An impaired intangible asset would be written down to fair value, using the discounted cash flow method. Intangible amortization expense was approximately $1,226,000, $840,000 and $1,018,000 in 2006, 2005 and 2004, respectively. Amortization expense is estimated to be $831,000, $340,000, $202,000, $202,000 and $202,000 for the years 2007, 2008, 2009, 2010 and 2011, respectively.

Foreign Currency Translation:

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and items of income and expense are translated at the average exchange rate for the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary and translation adjustments in countries with highly inflationary economies or in which operations are directly and integrally linked to the Company’s United States operations are included in income. Net foreign exchange gains, which are included in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings, were $137,000, in 2006. Net foreign exchange losses, which are included in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings, were $1,979,000 and $1,381,000 in 2005 and 2004.

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

Bandag, Incorporated
Notes to Consolidated Financial Statements

Research and Development:

Expenditures for research and development, which are expensed as incurred, approximated $6,737,000, $7,353,000 and $7,063,000 in 2006, 2005, and 2004, respectively.

Advertising:

The Company expenses all advertising costs in the year incurred. Advertising expense was $6,052,000, $6,596,000 and $3,668,000 in 2006, 2005, and 2004, respectively.

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

Under the DMR Program, the Company provides financial assistance primarily in the form of DMR promissory notes from the dealer to Bandag. The proceeds from the promissory notes can only be used by the dealer toward the acquisition of equipment (including equipment sold by the Company), service vehicles, facility expansions and other items aligned with Company goals. The notes generally have a term of up to five years. However, if the dealer achieves a business objective, typically purchasing a specified amount of tread rubber each year, then the Company forgives either part or all of the principal and interest for that year. The Company records a reduction in sales for the costs of the program as financial assistance is provided. The DMR reserve at December 31, 2006, 2005 and 2004 was $13,146,000, $13,622,000 and $14,189,000, respectively. In 2006, 2005 and 2004, DMR costs of $10,004,000, $9,236,000 and $7,830,000, respectively, were recorded as a reduction of sales. For those DMR agreements that do not include notes, the Company records expense and a corresponding liability, or discloses such agreements in accordance with SFAS No. 5, “Accounting for Contingencies.”

National Account Business:

The Company enters into contracts to supply retreaded tires and other tire-related services through its network of franchised dealers to large national and regional customers in the North American trucking and transportation industry. The Company provides various forms of financial incentives to its dealers to continue the supply of retreaded tires and services on these accounts. In 2006, 2005, and 2004, fleet subsidy expenses of $36,987,000, $30,800,000 and $21,288,000, respectively, were recorded as a reduction of sales.

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

Bandag, Incorporated
Notes to Consolidated Financial Statements

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

The fair value of the derivative instruments was zero at December 31, 2006 and 2005. Changes in the fair values of these instruments are reflected in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings because the Company has not designated these instruments as accounting hedges.

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

The Company has historically expensed stock-based compensation over the explicit service period up to the date of retirement. Upon adoption of SFAS 123(R) the Company recognized compensation cost over the period through the date that the employee is eligible to retire.

SFAS 123(R) also requires that the benefits of tax deductions in excess of compensation amounts recognized for book purposes, be reported as a financing cash flow rather than an operating cash flow as required previously. This change in presentation in the accompanying Consolidated Statement of Cash Flows has reduced net operating cash flows and increased net financing cash flows by $380,000 for 2006.

The Company’s Board of Directors adopted the Bandag, Incorporated Stock Award Plan in 1999 (the Plan) and the Bandag, Incorporated 2004 Stock Grant and Awards Plan in 2004 (the 2004 Plan). No additional grants may be made under plans other than the 2004 Plan. Under the terms of the 2004 Plan, the Company may award to certain eligible employees and directors stock options, stock appreciation rights, performance shares, performance units, restricted stock, restricted stock units, dividend equivalent units and incentive awards, whether granted alone or in addition to, in tandem with, or in substitution for any other award. Up to 2,000,000 shares of Class A Common Stock is authorized for issuance under the 2004 Plan and as of December 31, 2006, 1,790,373 shares were available for issuance under the 2004 Plan.

The Company recognized compensation expense related to its stock-based compensation plans of $3,188,661, $4,292,077 and $3,585,506 in 2006, 2005 and 2004, respectively.

Bandag, Incorporated
Notes to Consolidated Financial Statements

A summary of the status of the Company’s option activity under the Plan and 2004 Plan is presented below (aggregate intrinsic value in thousands):

	Class A Common Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2004	1,464,640	$26.47
Granted	152,510	$44.73
Exercised	(169,238)	$24.46
Forfeited	(19,861)	$30.20

Outstanding, December 31, 2004	1,428,051	$28.61
Granted	108,720	$41.02
Exercised	(93,031)	$23.91
Forfeited	(6,615)	$38.38

Outstanding, December 31, 2005	1,437,125	$29.80
Granted	62,160	$35.75
Exercised	(306,492)	$26.32
Forfeited	(87,064)	$36.59

Outstanding, December 31, 2006	1,105,729	$30.57	$21,606

Exercisable, December 31, 2006	886,794	$29.11	$18,627

The following summarizes information about stock options outstanding under the Plan and the 2004 Plan at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Class A Common Shares	Average Remaining Contractual Life	Weighted- Average Exercise Price	Class A Common Shares	Weighted- Average Exercise Price
$18.99 - $23.74	159,610	3.2 years	$21.09	159,610	$21.09
$23.74 - $28.48	442,290	5.3 years	$26.27	373,030	$26.01
$28.48 - $33.23	196,209	4.8 years	$32.53	196,209	$32.53
$33.23 - $37.98	101,640	5.7 years	$34.89	57,060	$34.21
$37.98 - $42.72	88,120	7.8 years	$41.04	32,875	$41.17
$42.72 - $47.47	117,860	6.6 years	$44.73	68,010	$44.90

$18.99 - $47.47	1,105,729	5.3 years	$30.57	886,794	$29.11

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following weighted-average assumptions were made in estimating the fair value:

	2006	2005	2004
Dividend yield	3.6%	3.7%	3.7%
Expected volatility	36.5%	29.4%	33.6%
Risk-free interest rate	4.3%	4.2%	3.8%
Expected lives	7.7 years	7.7 years	7.7 years

Bandag, Incorporated
Notes to Consolidated Financial Statements

The weighted-average fair value of options granted during 2006, 2005 and 2004 was $10.97, $10.29 and $11.41 per option, respectively. The number of options exercisable was 886,794, 928,717 and 681,382 at December 31, 2006, 2005, and 2004, respectively. The weighted-average remaining contractual life of options exercisable was 4.7 years at December 31, 2006.

Bandag accounts for restricted stock at historical cost which equals its fair market value at the date of grant. A summary of the status of the Company’s restricted stock activity under the Plan and the 2004 Plan is presented below:

Class A Common Shares
Non-vested, January 1, 2006	124,277
Granted	8,290
Vested	(22,096)
Forfeited	(17,313)

Non-vested, December 31, 2006	93,158

Restricted stock awards for an aggregate 93,158 shares of Class A Common Stock were outstanding at December 31, 2006, and vest as follows: 36,914 in 2007, 49,268 in 2008 and 6,976 in 2009. The weighted-average fair value of restricted stock granted during 2006, 2005 and 2004 was $35.69, $40.99 and $44.69 per share, respectively. The total fair value of restricted stock that vested during 2006, 2005 and 2004 was $663,000, $107,000 and $252,000, respectively.

New Accounting Standards:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FAS 109, “Accounting for Income Taxes,” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adoption will be recorded in retained earnings. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS 158). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that had not been recognized under previous accounting standards are now recognized in Accumulated Other Comprehensive Income in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. At December 31, 2006 the effect of adoption of SFAS 158 was to increase assets by $6,609,000, increase liabilities by $1,173,000 and increase stockholders’ equity by $5,436,000. SFAS 158 will also require the Company to change the date used to measure its defined benefit pension and other postretirement obligations from September 30 to December 31. The measurement date change will be effective as of December 31, 2008. The incremental pension cost recognized as a result of this change in measurement date will be recognized as an adjustment to retained earnings. The measurement date change is not expected to have a material impact on financial position, results of operations, or liquidity.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Reclassification:

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2.   Acquisitions

On April 1, 2006, the Company acquired Truck Lube 1, which provides light truck maintenance, for approximately $8,094,000. The Company recorded $3,800,000 of goodwill and $4,060,000 of other intangible assets.

During 2005, the Company’s TDS segment acquired one retread plant and five commercial and retail outlets for $2,978,000. During 2004, the Company’s TDS segment acquired seven commercial and retail outlets and two retread plants for $4,163,000.

Certain supplemental non-cash information related to the Company’s 2006 and 2005 acquisitions are as follows (in thousands):

	2006	2005

Assets acquired	$8,094	$ 3,028
Less liabilities	--	(50)

Cash paid for acquisitions	8,094	2,978

Note 3.   Divestitures

During the first quarter of 2006, the Company recorded the previously announced deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,604,000, or $0.85 per diluted share. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

During 2004, the Company’s TDS segment sold 19 locations with a net carrying value of $18,496,000 for cash of $13,407,000 and assumed liabilities of $4,251,000. The assets of these locations consisted primarily of inventory and property, plant and equipment. The divestitures resulted in a loss before income taxes and minority interest of $838,000 which was recorded in engineering, selling, administrative and other expenses in the Consolidated Statements of Earnings. During 2004, TDS also closed two locations. These divested and closed locations contributed $60,504,000 to net sales and $418,000 of losses to earnings before income taxes, minority interest and discontinued operations for the year ended December 31, 2004.

The divested and closed locations had net sales and loss before income taxes and minority interest as follows (in thousands):

2004

Net sales	$ 60,504
Loss before income taxes and minority interest	$ (606)

During 2004, the Company sold a portion of the assets of Quality Design Systems, Inc. for a gain of approximately $1,937,000 which is included in other income in the Consolidated Statement of Earnings.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 4.   Restructuring Costs and Other

During 2006, the North American business unit announced the closing of the tread production plant in Shawinigan, Quebec. Also during 2006, the Company announced that its pension plans have been closed to new hires in the United States and Canada, and that the existing pension plans for salaried and hourly U.S. employees and salaried Canadian employees were frozen effective December 31, 2006.

During 2006, the North American business unit reduced its company-wide employee workforce by approximately 200 through early retirements and voluntary and involuntary separation programs. The early retirement program, announced in the second quarter of 2006, was offered to eligible U.S. employees who had reached age 55 by December 31, 2006. Employees who accepted the offer will have five years added to their age in determining their pension benefit. Participants will also be able to purchase medical coverage through the Company until age 65.

Bandag recorded total pre-tax restructuring expenses of $19,762,000 in 2006. The Company’s North American business unit recorded pre-tax charges related to the restructuring of $13,072,000, the Company’s International business unit recorded $912,000 of pre-tax restructuring charges for an employee reduction program, and the Company’s European business unit recorded $5,778,000 of pre-tax restructuring charges for a workforce reduction of 48 persons.

The restructuring charges recorded consisted of an increase in pension benefit obligations of $8,316,000, termination benefits of $12,333,000, an increase in postretirement medical benefits of $1,400,000 and plant closing costs of $613,000. These costs were partially offset by a pension curtailment gain of $2,900,000 related to freezing the pension plans. As of December 31, 2006 approximately $3,919,000 of these restructuring costs remained accrued, substantially all of which is expected to be paid by December 31, 2007. The amounts related to the pension benefits and postretirement medical benefits were recorded in the Company’s Condensed Consolidated Balance Sheet which resulted in a decrease in the pension asset of $5,423,000 and an increase in the postretirement medical benefit liability of $1,400,000.

Note 5.   Investments

All marketable securities are classified as available-for-sale. Realized gains and losses from the sales of marketable securities are based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

The following is a summary of securities available-for-sale:

In thousands	Cost	Estimated Fair Value

December 31, 2006
Obligations of states and political subdivisions	$80,300	$80,300
Corporate debt	--	--

	$80,300	$80,300

December 31, 2005
Obligations of states and political subdivisions	$60,150	$60,150
Corporate debt	13,048	13,048

	$73,198	$73,198

Bandag, Incorporated
Notes to Consolidated Financial Statements

The contractual maturities of debt securities at December 31, 2006 are as follows:

In thousands	Estimated Fair Value

Due after one through five years	$2,000
Due after ten years	78,300

Debt securities	$80,300

Proceeds from the sales of available-for-sale securities were $684,350,000 in 2006, $1,239,430,000 in 2005 and $1,070,525,000 in 2004. Realized gains and losses and unrealized gains and losses were not material in the years 2006, 2005 and 2004. At December 31, 2005, securities available-for-sale include $13,048,000 reported as cash equivalents.

Note 6.   Financing Arrangements

The following is a summary of the Company’s debt and other obligations as of December 31:

In thousands	Interest Rates	2006	2005

Senior Unsecured Notes Payable, maturing 2007	6.50%	$5,714	$11,429

Total debt		5,714	11,429
Other obligations		31,850	27,983

Total debt and other obligations		37,564	39,412
Current portion of debt and other obligations		(14,600)	(15,351)

Long-term debt and other obligations		$22,964	$24,061

The aggregate amount of scheduled annual maturities of long-term debt and other obligations is as follows:

Scheduled maturities, in thousands
2007	$14,600
2008	2,774
2009	2,449
2010	1,834
2011	898
Thereafter	15,009

Other obligations consist primarily of a pension liability, postretirement medical liability and miscellaneous other liabilities.

Cash payments for interest on debt were $1,539,000, $1,912,000 and $2,057,000 in 2006, 2005, and 2004, respectively.

The fair values of the Company’s financing arrangements were estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2006 and 2005, the fair value of the Company’s outstanding debt was approximately $5,781,000 and $11,686,000, respectively. Changes in the market value of the Company’s debt does not affect the reported results of operations unless the Company is retiring such obligations prior to maturity.

At December 31, 2006, the Company had uncommitted and committed unused lines of credit arrangements totaling $107,360,000. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at various interest rates and expiration dates.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 7.   Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. As of December 31, 2006 and 2005 the Company had goodwill in the amount of $22,903,000 and $18,587,000, respectively. As of December 31, 2006 and 2005 the Company had trade name assets in the amount of $12,400,000. Separable intangible assets that have finite lives continue to be amortized over their useful lives.

As of December 31, 2006 and 2005, the Company tested for impairment of goodwill and indefinite-lived intangibles using discounted cash flow models. As a result of these tests, the Company was not required to recognize any impairment.

Note 8.   Other Income

Other income includes gain on sale of assets, lease income, royalties and other miscellaneous items. In 2006 other income includes $2,900,000 for legal settlements with raw material suppliers and $845,000 for the sale of the Company’s joint venture in India. In 2004 a gain on sale of assets was recorded of approximately $1,937,000 for the sale of certain assets of QDS and approximately $3,400,000 for the sale of the Chino, California facility.

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

Note 10.   Leases

Certain equipment and facilities are rented under non-cancelable and cancelable operating leases. Total rental expense under operating leases was $12,100,000, $11,245,000 and $11,679,000 for the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, future minimum lease payments under non-cancelable operating leases having initial lease terms in excess of one year are: $10,078,000 in 2007, $7,757,000 in 2008, $6,012,000 in 2009, $4,942,000 in 2010, $3,916,000 in 2011, and $17,304,000 in the aggregate for all years after 2011.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 11.   Income Taxes

Significant components of the Company’s deferred tax assets and liabilities reflecting the net tax effects of temporary differences are summarized as follows:

	December 31
In thousands	2006	2005
Deferred tax assets:
Marketing programs	$12,265	$14,693
Excess foreign tax credits upon repatriation of
unremitted earnings	6,582	8,735
Employee benefits	7,818	8,088
Insurance and legal reserves	5,473	7,310
Foreign tax credits(1)	5,239	6,605
Accounts receivable valuation allowances	2,557	2,650
Other nondeductible reserves	2,319	1,939
Obsolescence and valuation reserves	931	762
Plant and equipment reserves	263	153
Other accruals	9,702	11,629

Total deferred tax assets	53,149	62,564

Deferred tax liabilities:
Basis difference in fixed assets	8,744	9,034
Excess pension funding	4,978	4,551
Unremitted earnings of foreign subsidiaries	4,380	6,240
Other liabilities	175	171

	18,277	19,996
Valuation allowance((2))	6,582	8,735

Total deferred tax liabilities	24,859	28,731

Net deferred tax assets	$28,290	$33,833

Net current deferred tax assets	$34,128	$38,604
Net non-current deferred tax liabilities	(5,838)	(4,771)

Net deferred tax assets	$28,290	$33,833

(1)	Majority expire in 2014.

(2)	If the Company repatriated all of its foreign earnings, the Company would have excess foreign tax credits. A valuation allowance was recorded to recognize the potential inability to utilize these credits.

The components of earnings before income taxes and minority interest are summarized as follows:

	Year Ended December 31
In thousands	2006	2005	2004
Domestic	$49,752	$56,634	$67,956
Foreign	6,637	16,720	16,946

Earnings before income taxes and minority interest and discontinued operations	$56,389	$73,354	$84,902

Bandag, Incorporated
Notes to Consolidated Financial Statements

Significant components of the provision for income tax expense (credit) are summarized as follows:

	Year Ended December 31
In thousands	2006	2005	2004
Current:
Federal	$16,608	$18,690	$8,227
State	1,575	3,523	2,467
Foreign	2,617	6,554	5,847
Deferred:
Federal	(1,657)	(4,249)	954
Foreign	1,086	(1,564)	153

Income taxes	$20,229	$22,954	$17,648

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31
	2006	2005	2004
Computed at the expected statutory rate	35.0%	35.0%	35.0%
State income tax - net of federal tax benefit	1.9	3.1	1.5
Deferred tax on unremitted earnings of foreign subsidiaries
and foreign tax rate differentials	1.9	(3.0)	(4.2)
Audit settlement and prior year accrual changes(1)	0.3	0.1	(9.9)
Research and development credit	--	(0.8)	(0.9)
Net operating loss benefits not utilized and capital loss carryback	(1.8)	--	--
Tax exempt interest	(1.5)	(1.5)	(0.6)
Section 199, manufacturing deduction	(0.7)	(0.9)	--
Other	0.8	(0.7)	(0.1)

Income tax at the effective rate	35.9%	31.3%	20.8%

(1)     Decrease in 2004 due to $7,200,000 for the resolution and reassessment of certain tax matters in 2004.

Income taxes paid amounted to $17,906,000, $28,278,000 and $27,303,000 in 2006, 2005, and 2004, respectively.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 12.   Earnings Per Share

Earnings per share amounts are based on the weighted-average number of shares of Common Stock, Class A Common Stock, Class B Common Stock and dilutive potential common shares (restricted stock and stock options) outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
In thousands, except per share data	2006	2005	2004
Numerator:
Earnings from continuing operations	$36,556	$49,479	$66,880
Net loss on discontinued operations	(16,604)	--	--

Net earnings	$19,952	$49,479	$66,880

Denominator:
Weighted-average shares - Basic	19,342	19,393	19,293
Effect of dilutive:
Restricted stock	1	4	58
Stock options	193	274	356

	194	278	414
Weighted-average shares - Diluted	19,536	19,671	19,707

Basic earnings (loss) per share
Earnings from continuing operations	$1.89	$2.55	$3.47
Net loss on discontinued operations	(0.86)	--	--

Net earnings	$1.03	$2.55	$3.47

Diluted earnings (loss) per share
Earnings from continuing operations	$1.87	$2.52	$3.39
Net loss on discontinued operations	(0.85)	--	--

Net earnings	$1.02	$2.52	$3.39

Options to purchase 96,780, 253,812 and 143,660 shares of Class A Common Stock were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 13.   Operating Segment and Geographic Area Information

Description of Types of Products and Services:

The Company has three reportable operating segments: Traditional Business, TDS and Vehicle Services. Traditional Business manufactures precured tread rubber, equipment and supplies for retreading tires and operates on a worldwide basis. SFAS No. 131 requires segment information to be reported based on how management internally evaluates the operating performance of their business units. The operations of the Traditional Business segment are evaluated by worldwide geographic region. For segment reporting purposes, the Company’s operations located in the United States and Canada together with Open Road Technologies, are integrated and managed as one unit, which is referred to internally as “North America.” The Company’s operations located in Europe principally service those European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as “EMEA.” The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico and Venezuela and royalties from licensees in Australia and South Africa, are combined under one management group referred to internally as “International.”

TDS operates franchised retreading locations and commercial, retail, and wholesale outlets in the western region of the United States for the sale and maintenance of new and retread tires to principally commercial and industrial customers.

Speedco, together with Truck Lube 1, acquired in the second quarter of 2006, are now combined into one segment, Vehicle Services. Speedco provides quick-service truck lubrication and routine tire services through company-owned on-highway locations in the United States. Truck Lube 1 is located in Florida and provides light truck maintenance.

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

Bandag, Incorporated
Notes to Consolidated Financial Statements

        Information concerning operations for the Company’s three reportable operating segments and different geographic areas follows:

	Traditional Business
	North America((2))			EMEA
In thousands	2006	2005	2004	2006	2005	2004
Sales by product
Retread products	$407,786	$401,930	$355,305	$83,742	$86,057	$85,997
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	21,607	18,105	21,599	3,703	5,341	4,692
Services	--	--	--	--	--	--
Other	23,961	27,399	35,024	--	--	--

Net sales to unaffiliated customers(1)	$453,354	$447,434	$411,928	$87,445	$91,398	$90,689

Transfers	$29,819	$28,660	$37,570	$413	$1,114	$807
Gross profit	$160,985	$169,948	$179,224	$28,578	$34,469	$33,627
Depreciation expense	11,160	11,377	12,168	2,533	2,772	3,201
Restructuring expense	13,072	--	--	5,778	3,100	--
Corporate expense	--	--	--	--	--	--
Operating earnings (loss)	$49,384	$63,026	$72,529	$(6,880)	$(262)	$2,789
Interest revenue	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings (loss) before income taxes,
minority interest and
discontinued operations	$49,384	$63,026	$72,529	$(6,880)	$(262)	$2,789
Total assets at December 31	$230,214	$273,273	$258,633	$52,193	$52,211	$51,491
Expenditures for long-lived assets	6,687	15,073	12,245	1,478	2,572	2,035
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	--	--	(195)	--	--	--
Fixed assets	50,141	56,927	51,930	8,651	9,205	11,014
Goodwill and intangible assets	2,323	2,958	2,224	--	--	--
Retained earnings	555,809	527,343	514,847	8,860	17,409	18,684

(1)	No customer accounted for 10% or more of the Company’s sales to unaffiliated customers in 2006, 2005 or 2004.

(2)	Export sales from North America were less than 10% of sales to unaffiliated customers in each of the years 2006, 2005 and 2004.

Bandag, Incorporated
Notes to Consolidated Financial Statements

	Traditional Business
	International			TDS
In thousands	2006	2005	2004	2006	2005	2004
Sales by product
Retread products	$112,404	$122,315	$104,606	$--	$--	$--
New tires	--	--	--	119,647	94,947	109,907
Retread tires	--	--	--	34,382	30,892	44,963
Equipment	1,887	2,263	1,260	--	--	--
Services	--	--	--	28,028	25,785	28,676
Other	--	--	--	22,682	16,898	17,249

Net sales to unaffiliated customers(1)	$114,291	$124,578	$105,866	$204,739	$168,522	$200,795

Transfers	$10,459	$7,768	$8,626	$92	$272	$839
Gross profit	$33,718	$39,719	$36,506	$54,276	$46,589	$50,674
Depreciation expense	3,195	3,471	3,953	3,058	3,422	3,736
Restructuring expense	912	--	--	--	--	--
Corporate expense	--	--	--	--	--	--
Operating earnings (loss)	$11,568	$14,821	$14,886	$11,719	$6,584	$1,506
Interest revenue	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings before income taxes,
minority interest and
discontinued operations	$11,568	$14,821	$14,886	$11,719	$6,584	$1,506
Total assets at December 31	$64,732	$60,760	$53,042	$63,092	$63,869	$55,478
Expenditures for long-lived assets	4,698	3,588	3,123	3,248	3,518	5,679
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	--	--	--	--	420	(8,171)
Fixed assets	18,347	19,360	20,076	14,149	15,738	13,986
Goodwill and intangible assets	--	--	--	--	--	--
Retained earnings	39,532	59,852	58,904	(86,531)	(75,953)	(81,900)

(1)	No customer accounted for 10% or more of the Company’s sales to unaffiliated customers in 2006, 2005 or 2004.

Bandag, Incorporated
Notes to Consolidated Financial Statements

	Vehicle Services(2)			Other(3)
In thousands	2006	2005	2004	2006	2005	2004
Sales by product
Retread products	$--	$--	$--	$--	$--	$--
New tires	8,491	4,118	327	--	--	--
Retread tires	924	366	22	--	--	--
Equipment	--	--	--	--	--	--
Services	101,516	76,659	54,636	--	--	--
Other	2,810	1,565	80	--	--	--

Net sales to unaffiliated customers(1)	$113,741	$82,708	$55,065	$--	$--	$--

Transfers	--	--	--	--	--	--
Gross profit	$34,358	$25,482	$20,356	$--	$--	$--
Depreciation expense	5,197	3,470	2,243	1,734	1,790	1,881
Restructuring expense	--	--	--	--	--	--
Corporate expense	--	--	--	13,693	15,745	14,069
Operating earnings (loss)	$(512)	$581	$6,249	$(15,428)	$(17,535)	$(15,950)
Interest revenue	--	--	--	7,971	8,090	4,883
Interest expense	--	--	--	(1,433)	(1,951)	(1,990)

Earnings (loss) before income taxes,
minority interest and
discontinued operations	$(512)	$581	$6,249	$(8,890)	$(11,396)	$(13,057)
Total assets at December 31	$210,485	$143,148	$104,147	$132,232	$161,776	$207,936
Expenditures for long-lived assets	60,084	39,640	17,940	1,249	1,256	4,128
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	112	--	52,581	--	--	--
Fixed assets	157,437	104,116	68,278	5,271	4,294	4,734
Goodwill and intangible assets	37,776	29,991	30,230	--	--	--
Retained earnings	(1,787)	721	2,617	--	--	--

(1)	No customer accounted for 10% or more of the Company’s sales to unaffiliated customers in 2006, 2005 and 2004.

(2)	Truck Lube 1 was acquired on April 1, 2006 and Speedco was acquired on February 13, 2004.

(3)	Other consists of corporate administrative expenses, net unrealized foreign exchange gains and losses on U.S. denominated investments, interest income and interest expense. Other assets are principally cash and cash equivalents, investments, corporate office and related equipment.

Bandag, Incorporated
Notes to Consolidated Financial Statements

	Consolidated
In thousands	2006	2005	2004
Sales by product
Retread products	$603,932	$610,302	$545,908
New tires	128,138	99,065	110,234
Retread tires	35,306	31,258	44,985
Equipment	27,197	25,709	27,551
Services	129,544	102,444	83,312
Other	49,453	45,862	52,353

Net sales to unaffiliated customers	$973,570	$914,640	$864,343

Transfers	$40,783	$37,814	$47,842
Gross profit	$311,915	$316,207	$320,387
Depreciation expense	26,877	26,302	27,182
Restructuring expense	19,762	3,100	--
Corporate expense	13,693	15,745	14,069
Operating earnings	$49,851	$67,215	$82,009
Interest revenue	7,971	8,090	4,883
Interest expense	(1,433)	(1,951)	(1,990)

Earnings before income taxes,
minority interest and
discontinued operations	$56,389	$73,354	$84,902
Total assets at December 31	$752,948	$755,037	$730,727
Expenditures for long-lived assets	77,444	65,647	45,150
Additions to (deductions from) long-
lived assets due to acquisitions
(divestitures)	112	420	44,215
Fixed assets	253,996	209,640	170,018
Goodwill and intangible assets	40,099	32,949	32,454
Retained earnings	515,883	529,372	513,152

Bandag, Incorporated
Notes to Consolidated Financial Statements

The following tables present information concerning net sales and long-lived assets for countries which exceed 10% of the respective totals:

In thousands	Year Ended December 31
Net Sales(1)	2006	2005	2004
United States	$716,984	$643,525	$567,630
Other	256,586	271,115	296,713

Total	$973,570	$914,640	$864,343

	December 31
Long-Lived Assets(2)	2006	2005	2004
United States	$266,964	$213,379	$170,826
Other	27,131	29,210	31,646

Total	$294,095	$242,589	$202,472

(1)	Net sales are attributed to countries based on the location of customers.

(2)	Corporate long-lived assets are included in the United States.

Note 14.   Shareholders’ Equity

As of December 31, 2006, the Company had three classes of capital stock outstanding. These classes were Common Stock, Class A Common Stock and Class B Common Stock. On January 16, 2007, each share of Class B Common Stock was automatically converted into one share of Common Stock. Class A Common Stock has the same rights regarding dividends and distributions upon liquidation, merger and consolidation as Common Stock. However, Class A Common Shareholders are not entitled to vote, while Common Shareholders are entitled to one vote for each share held.

On August 21, 2006, Bandag entered into a shareholder rights agreement. In general, the rights agreement imposes significant adverse consequences upon any person or group that acquires 20% or more of the outstanding Common Stock, 20% or more of the outstanding Class A Common Stock or 20% or more of the outstanding Common Stock and Class A Common Stock on a combined basis without the approval of the Bandag board of directors. On December 5, 2006, immediately prior to the execution of the merger agreement with BSAH, Bandag, entered into an amendment to the rights agreement which provides that neither the execution of the merger agreement nor the completion of the merger will trigger the provisions of the rights agreement. The rights agreement, as amended, also provides that the potential exercisability of the rights will terminate immediately prior to the effective time of the merger, but only if such effective time occurs. Except as provided in the amendment, the rights agreement remains in effect.

In 1999, the Company’s Board of Directors adopted the Bandag, Incorporated Stock Award Plan (the Plan). Under the terms of the Plan, the Company was authorized, through February 18, 2005 to award up to 2,400,000 shares of Class A Common Stock to certain eligible employees and directors incentive stock options, nonqualified stock options, and restricted stock. The exercise price of each option is equal to the market price of the Company’s stock on the date of the grant. The maximum term of the options is 10 years and the maximum vesting period is 5 years. Restricted stock granted under the Plan vests over a three year period. The Company records expense related to the Plan on a straight-line basis over the period the grants vest. During the years ended December 31, 2005 and 2004, 23,253 and 47,378 restricted shares of Class A Common Stock were granted under the Plan and $1,111,000 and $975,000 of expense was recorded, respectively. During 2006, $643,000 of restricted stock expense was recorded for restricted stock granted in previous years under the Plan. Also during 2004, 152,510 options were granted and $2,641,000 of expense was recorded. During 2006 and 2005, $879,000 and $2,313,000 of option expense was recorded for options issued in previous years under the Plan, respectively. No further grants of options or restricted stock shall be made under the Plan. For further information see “Accounting for Stock-Based Compensation” under Note 1.

Bandag, Incorporated
Notes to Consolidated Financial Statements

In 2004, the Company’s Board of Directors adopted the Bandag, Incorporated 2004 Stock Grant and Awards Plan (the 2004 Plan). Under the terms of the 2004 Plan, the Company may award to certain eligible employees and directors stock options, stock appreciation rights, performance shares, performance units, restricted stock, restricted stock units, dividend equivalent units and incentive awards, whether granted alone or in addition to, in tandem with, or in substitution for any other award. Up to 2,000,000 shares of Class A Common Stock is authorized for issuance under the 2004 Plan and as of December 31, 2006, 1,790,373 shares were available for issuance under the 2004 Plan. During the years ended December 31, 2006 and 2005, 8,290 and 41,156 restricted shares of Class A Common Stock were granted under the 2004 Plan and $557,000 and $496,000 of expense was recorded, respectively. Also during 2006 and 2005, 62,160 and 102,320 options were granted and $387,000 and $354,000 of expense was recorded, respectively. During the year ended December 31, 2005, 6,400 stock appreciation rights and 3,320 restricted stock units were granted under the Plan and $78,000 of expense was recorded. During the year ended December 31, 2004, 6,200 stock appreciation rights and 1,915 restricted stock units were granted under the 2004 Plan and $36,000 of expense was recorded. During 2006 $22,000 of expense was recorded for stock appreciation rights and restricted stock units granted in previous years under the 2004 Plan.

Note 15.   Retirement Benefit Plans

The Company sponsors defined-benefit pension plans covering full-time employees directly employed by Bandag, Incorporated, Bandag Canada Ltd. and certain employees of TDS and in the Company’s European operations. Effective December 31, 2006 the pension plans were frozen for U.S. salaried and hourly employees and for salaried Canadian employees. In addition to providing pension benefits, the Company provides certain postretirement medical benefits to certain individuals who retired from employment before January 1, 1993. Employees who retire after December 31, 1992 and are at least age 62 with 15 years of service of direct employment with Bandag, Incorporated or Kendon Corporation are eligible for temporary medical benefits that cease at age 65. The Company uses a September 30 measurement date for the majority of its plans.

Bandag, Incorporated
Notes to Consolidated Financial Statements

The reconciliations of the benefit obligations, the reconciliations of the fair value of plan assets, and the reconciliations of funded status of the plans, as determined by consulting actuaries, are as follows:

	Pension Benefits		Postretirement Benefits
In thousands	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligations at beginning of year	$149,145	$130,013	$6,083	$7,436
Service cost	4,811	4,765	202	255
Interest cost	7,645	7,251	334	377
Participants' contributions	44	50	--	--
Plan amendments	--	(32)	--	--
Exchange rate changes	(1)	275	--	--
Benefits paid	(4,966)	(4,459)	(245)	(365)
Curtailment gain	(33,200)	--	(500)	--
Settlement gain	(784)	--	--	--
Special termination benefits	6,000	--	1,900	--
Actuarial (gain) or loss	(4,989)	11,282	(1,066)	(1,620)

Benefit obligations at end of year	$123,705	$149,145	$6,708	$6,083

Change in plan assets at fair value:
Fair value of plan assets at
beginning of year	$127,412	$115,068	$--	$--
Actual return on plan assets	5,892	15,716	--	--
Employer contributions	371	814	245	365
Participants' contributions	44	50	--	--
Benefits paid	(4,966)	(4,459)	(245)	(365)
Settlement payments	(1,025)	--	--	--
Exchange rate changes	4	223	--	--

Fair value of plan assets at end of year	$127,732	$127,412	$--	$--

	Pension Benefits		Postretirement Benefits
In thousands	2006	2005	2006	2005
Reconciliation of funded status:
Funded status	$4,027	$(21,733)	$(6,708)	$(6,083)
Unrecognized actuarial (gain) or loss	260	38,200	(3,601)	(2,660)
Unrecognized transition asset	166	385	--	--
Unrecognized prior service cost	(183)	1,033	25	29
Employer contributions after
measurement date	202	--	--	--

Net amount recognized	$4,472	$17,885	$(10,284)	$(8,714)

Bandag, Incorporated
Notes to Consolidated Financial Statements

Amounts recognized in the consolidated balance sheet as of December 31, 2006 consist of:

In thousands	Pension Benefits 2006	Postretirement Benefits 2006

Non-current asset	$12,596	$--
Accrued liability - current	(2,608)	(624)
Accrued liability - non-current	(5,372)	(6,084)

Net amount recognized	$4,616	$(6,708)

Amounts recognized in accumulated other comprehensive loss (pre-tax) as of December 31, 2006 consist of:

In thousands	Pension Benefits 2006	Postretirement Benefits 2006
Transitional asset	$(166)	$--
Prior service credit	570	(25)
Accumulated (loss) or gain	(260)	3,601

Net amount recognized	$144	$3,576

Amounts recognized in the consolidated balance sheet as of December 31, 2005 consist of:

In thousands	Pension Benefits 2005	Postretirement Benefits 2005
Non-current asset	$16,053	$--
Accrued liability - current	(762)	(8,714)
Accrued liability - non-current	593	--
Accumulated other comprehensive loss	2,001	--

Net amount recognized	$17,885	$(8,714)

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost during fiscal year 2007 are as follows:

In thousands	Pension Benefits	Postretirement Benefits
Transitional asset	$17	$4
Prior service credit	27	--
Accumulated (gain) loss	123	(163)

Net amount recognized	$167	$(159)

Bandag, Incorporated
Notes to Consolidated Financial Statements

The incremental effect of applying SFAS 158 on the consolidated balance sheet at December 31, 2006 was as follows:

In thousands	Pension Benefits 2006	Postretirement Benefits 2006
Non-current asset	$6,609	$--
Accrued liability - current	623	(624)
Accrued liability - non-current	(5,372)	4,200
Accumulated other comprehensive loss	(1,860)	(3,576)

The accumulated benefit obligation for the U.S. defined benefit pension plan was $117,551,000 and $108,006,000 at December 31, 2006 and 2005, respectively.

Information for plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits		Postretirement Benefits
In thousands	2006	2005	2006	2005
Projected benefit obligation	$11,624	$13,291	--	--
Accumulated benefit obligation	10,898	11,188	$6,708	$6,083
Fair value of plan assets	5,523	6,310	--	--

Net periodic cost is composed of the following:

	Pension Benefits			Postretirement Benefits
In thousands	2006	2005	2004	2006	2005	2004
Components of net periodic (benefit) cost
Service cost	$4,811	$4,765	$4,264	$202	$255	$226
Interest cost	7,645	7,251	6,782	334	377	393
Expected return on plan assets	(8,394)	(7,810)	(7,196)	--	--	--
Amortization of prior service cost	318	150	129	4	4	4
Amortization of transitional assets	46	(227)	(647)	--	--	--
Recognized actuarial (gain) loss	1,593	1,137	1,172	(124)	(62)	(53)

Net periodic cost	$6,019	$5,266	$4,504	$416	$574	$570

Additional (gain) or loss recognized due to:
Curtailment	$(2,800)	--	--	$(500)	--	--
Settlement	314	--	--	--	--	--
Special termination benefits	6,000	--	--	1,900	--	--

Bandag, Incorporated
Notes to Consolidated Financial Statements

Additional information:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions used
to determine net periodic benefit cost
at October 1
Discount rate	5.5%	5.8%	6.0%	5.5%	5.8%	6.0%
Rate of increase in future
Compensation	4.6%	4.5%	4.5%	N/A	N/A	N/A
Expected long-term rate of return
on assets	7.0%	7.0%	7.0%	N/A	N/A	N/A
Weighted-average assumptions used
to determine benefit obligation
at September 30
Discount rate	5.8%	5.5%	5.8%	5.8%	5.5%	5.8%
Rate of increase in future
Compensation	N/A	4.6%	4.5%	N/A	N/A	N/A
Medical trend on pre-Medicare
charges as of September 30
Initial trend	N/A	N/A	N/A	9.0%	9.5%	9.5%
Ultimate trend	N/A	N/A	N/A	*5.0%	*5.0%	*5.0%
Medical trend on post-Medicare
charges as of September 30
Initial trend	N/A	N/A	N/A	11.0%	11.5%	11.5%
Ultimate trend	N/A	N/A	N/A	**5.5%	**5.5%	**5.5%

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

A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$68	$(57)
Effect on postretirement benefit obligation	$720	$(630)

Bandag, Incorporated
Notes to Consolidated Financial Statements

The Company’s weighted-average asset allocations at September 30, by asset category are as follows:

	Pension Benefits
	Target	2006	2005	2004
Debt securities	100.0%	100.0%	17.5%	15.9%
Equity securities	--	--	82.3	83.5
Other	--	--	0.2	0.6

Total	100.0%	100.0%	100.0%	100.0%

The Company expects to fund pension plans approximately $554,000 in 2007. The Company expects to fund its postretirement plan approximately $624,000 in 2007. The need for further contributions will be based on changes in the value of plan assets and the movements of interest rates during each year. The investment strategy is to obtain an average 5.5% annual return for the long-term. Each year, the Company periodically reviews with its actuaries its investment strategy and funding needs.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
In thousands
2007	$11,513	$624
2008	5,653	642
2009	5,696	637
2010	5,780	636
2011	5,926	643
2012-2016	33,847	3,268

The Company also sponsors defined-contribution plans, covering substantially all employees in the United States. Annual contributions are made in such amounts as determined by the Company’s Board of Directors and include a potential Company contribution of stock based on earnings per share. Although employees may contribute up to 75% of their annual compensation from the Company, they are generally not required to make contributions in order to participate in the plans. The Company currently provides plans with a variety of contribution levels (including employee contribution match provisions). The Company recorded expense for contributions in the amount of $3,943,000, $5,003,000 and $3,960,000 in 2006, 2005, and 2004, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company issued 4,312, 18,521 and 21,319 shares of Common Stock, respectively. During the years ended December 31, 2006, 2005, and 2004, the Company issued 4,312, 20,034 and 21,773 shares of Class A Common Stock, respectively. The Common Stock and Class A Common Stock were all accrued for in the previous years. The Company recorded expense under the plan of $1,200,000 for the year ended December 31, 2004.

Employees in most foreign countries are covered by various retirement benefit arrangements generally sponsored by the foreign governments. The Company’s contributions to foreign plans were not significant in 2006, 2005, and 2004.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 16.   Litigation

Certain litigation arising in the normal course of business is pending. The Company is of the opinion that the resolution of such litigation will not have a significant effect on the consolidated financial statements.

Plumbers &Pipefitters Local 572 Pension Fund v. Bandag, et al.

On December 8, 2006, a purported class action shareholder complaint was filed in the Muscatine County District Court in the State of Iowa (the complaint) by Plumbers and Pipefitters Local 572 Pension Fund, seeking to pursue a class action on behalf of all of the Bandag shareholders. The complaint names Bandag, Martin G. Carver, the Chairman, President and Chief Executive Officer, and other directors, Gary E. Dewel, R. Stephen Newman, Roy J. Carver, Jr., James R. Everline, Phillip J. Hanrahan and Amy P. Hutton, as defendants. The complaint alleges, among other things, that, in connection with the proposed business combination transaction with Bridgestone Americas Holding, Inc., the directors breached their fiduciary duties of due care and good faith by failing to solicit bids from other potential bidders and failing to maximize shareholder value and by creating deterrents to third party offers. Among other things, the complaint seeks class action status, and a court order enjoining the consummation of the merger and directing the defendants to take appropriate steps to maximize shareholder value. While the lawsuit is in its preliminary stage, Bandag believes that the claims in the lawsuit are without merit and intends to vigorously defend it.

Audra Smith v. Michael Rouse, et al. and Yolanda Jackson v. Michael Rouse, et al.

Bandag has been named as one of numerous defendants in two wrongful death actions brought in the Circuit Court of Warren County, Mississippi: These cases arise from an explosion and fire which occurred on May 17, 2002, at a rubber recycling plant in Mississippi, operated by Rouse Rubber Co., (Rouse) killing five employees and seriously injuring at least seven others. Bandag has been named in two of about six pending cases. Plaintiffs allege that a rubber recycling machine was dangerously designed or maintained, causing the explosion, and that Bandag may be passively liable as a “joint venturer” with Rouse. Bandag was named in the cases based on its majority ownership of Rouse prior to 1995. Bandag had only limited involvement with the equipment in question while it had an ownership interest in Rouse. Bandag did not manufacture, operate or repair the equipment in question.

Bandag was originally named as one of numerous defendants in the wrongful death actions brought in these two cases; however, Bandag was dismissed without prejudice from the Jackson case for tactical reasons. The Smith case claims compensatory damages of $40 million and punitive damages of $25 million. However, it is unclear from the pleadings whether the plaintiffs seek punitive damages from all defendants, including Bandag, or only from certain defendants, not including Bandag. Astec, the manufacturer of the dryer system that exploded, settled with the plaintiffs in apparently all cases for approximately $45 million. This settlement will apply as a credit to the remaining defendants. Bandag has reached an agreement to settle with all known claimants including those in Smith and Jackson, in consideration of the payment of a nominal amount. This matter remains pending subject to final approval of the necessary parties, including the court, of a proposed settlement agreement.

Bandag has reached an agreement to settle with all known claimants, including those in Smith and Jackson, in consideration of the payment of a nominal amount. The parties are in the process of securing the courts’ approval of the settlement.

Bandag, Incorporated
Notes to Consolidated Financial Statements

Note 17.   Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 are summarized as follows (in thousands except per share data):

	Quarter Ended 2006
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Net sales	$212,355	$247,315	$260,166	$253,734
Gross profit	67,611	77,932	84,292	82,080
Earnings from continuing operations	5,709	10,479	9,198	11,170
Net earnings (loss)	(10,647)	10,479	9,198	10,922
Basic earnings (loss) per share
Earnings from continuing operations	$0.30	$0.54	$0.48	$0.58
Net loss on discontinued operations	(0.85)	--	--	(0.01)

Net earnings (loss)	$(0.55)	$0.54	$0.48	$0.57
Diluted earnings (loss) per share
Earnings from continuing operations	$0.29	$0.54	$0.47	$0.57
Net loss on discontinued operations	(0.83)	--	--	(0.01)

Net earnings (loss)	$(0.54)	$0.54	$0.47	$0.56

	Quarter Ended 2005
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Net sales	$189,756	$227,261	$245,345	$252,278
Gross profit	64,010	79,703	89,603	82,891
Net earnings	5,962	12,739	18,724	12,054
Net earnings per share:
Basic	$0.31	$0.66	$0.96	$0.62
Diluted	$0.30	$0.65	$0.95	$0.62

Third quarter 2006 net earnings reflect $9,318 after-tax, or $0.48 per diluted share, related to restructuring charges.

Fourth quarter 2006 net earnings reflect $3,850 after-tax, or $0.20 per diluted share, related to restructuring charges.

Fourth quarter 2005 net earnings reflect $2,680 after-tax, or $0.14 per diluted share, related to restructuring charges.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.    CONTROLS AND PROCEDURES

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended December 31, 2006 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the registrant called for by Items 401 and 405 of Regulation S-K is incorporated herein by reference from the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (referred to as the Proxy Statement) under the headings “Election of Directors” and “Miscellaneous – Section 16(a) Beneficial Reporting Compliance,” unless the Proxy Statement will not be filed by April 30, in which case Bandag will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K. In accordance with General Instruction G to Form 10-K, the information with respect to executive officers of the Company required by Item 401 of Regulation S-K has been included in Part I hereof.

The information concerning the audit committee financial expert, the identification of the audit committee members and communications, with the Board required pursuant to Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the Proxy Statement under the heading “The Board of Directors and Its Committees,” unless the Proxy Statement will not be filed by April 30, in which case Bandag will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

The information concerning the Company’s code of ethics required by Item 406 of Regulation S-K has been included in Part I hereof under the heading “Available Information.”

Item 11.    EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference from the Proxy Statement under the heading “Remuneration of Executive Officers and Directors,” unless the Proxy Statement will not be filed by April 30, in which case Bandag will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K. The subsection entitled “Report of Management Continuity and Compensation Committee on Executive Compensation” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent as specifically incorporated by reference into such filing.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 201(d) of Regulation S-K is incorporated herein by reference from the Proxy Statement under the heading “Remuneration of Executive Officers and Directors,” unless the Proxy Statement will not be filed by April 30, in which case Bandag will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K. The information called for by Item 403 of Regulation S-K is incorporated herein by reference from the Proxy Statement under the heading “Security Ownership,” unless the Proxy Statement will not be filed by April 30, in which case Bandag will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference from the Proxy Statement under the heading “Remuneration of Officers and Directors – Transactions with Management/Principal Shareholders and Directors” and the heading “The Board of Directors and its Committees – Independence,” unless the Proxy Statement will not be filed by April 30, in which case Bandag will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference from the Proxy Statement under the heading “Proposal No. 3 – Ratification of Selection of Independent Auditors,” unless the Proxy Statement will not be filed by April 30, in which case Bandag will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1)	Financial Statements

The following consolidated financial statements are included in Part II, Item 8:

Page
Report of Management	31
Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting	32
Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements	33
Consolidated Balance Sheets as of December 31, 2006 and 2005	34
Consolidated Statements of Earnings for the Years Ended December 31, 2006,
2005 and 2004	36
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006,
2005 and 2004	37
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2006, 2005 and 2004	38
Notes to Consolidated Financial Statements	41

(2)	Financial Statement Schedule

Schedule II - Valuation and qualifying accounts and reserves.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 5, 2006, by and among Bandag, Incorporated, Grip Acquisition
Corporation and Bridgestone Americas Holding, Inc. (Incorporated by reference to the Company's Form 8-K dated as of December 5, 2006.)
3.1	Bylaws: As amended November 8, 2005. (Incorporated by reference to Exhibit No. 3.1 to the Company's Form 10-K for the year ended December 31, 2005.)
3.2	Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)
3.3	Articles of Amendment to Bandag, Incorporated's Articles of Incorporation, effective May 6, 1992.
(Incorporated by reference to Exhibit No. 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)
3.4	Articles of Amendment to Bandag, Incorporated's Restated Articles of Incorporation, effective May 15, 2002.
(Incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 2002.)
4.1	Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

4.2	Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007.
(Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1997.)
4.3	Rights Agreement dated as of August 21, 2006, between Bandag, Incorporated and Computershare Trust Company,
N.A. (Incorporated by reference to the Company's Form 8-A dated as of August 22, 2006.)
4.4	Amendment to Rights Agreement, dated as of December 5, 2006, between Bandag, Incorporated and Computershare
Trust Company, N.A. (Incorporated by reference to the Company's Form 8-A/A dated as of December 6, 2006.)
10.1	Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to
Exhibit No. 10.1 to the Company's Form 10-K for the year ended December 31, 1999.)
10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)
10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company's Form 10-K for the year ended December 31, 1996.)
10.2	Bandag System Franchise Agreement, as revised November 1998. (Incorporated by reference to Exhibit 10.2(a) to the Company's form 10-K for the year ended December 31, 1998.)
10.2	Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(c) to the Company's Form
10-K for the year ended December 31, 2001.)
10.2	Form letter to the Company's U.S. franchisees. (Incorporated by reference to Exhibit 99.1 to the Company's
Form 8-K dated June 14, 2002.)
10.2	Current Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(e) to the
Company's Form 10-K for the year ended December 31, 2004.)
10.3	Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company's
Form 10-K for the year ended December 31, 2001.)
10.4	Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by
reference as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994.)
10.5	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver.
(Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q/A for the quarter ended June 30, 1999.)
10.6	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II.
(Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q/A for the quarter ended June 30, 1999.)
10.7	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder.
(Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A for the quarter ended June 30, 1999.)
10.8	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane.
(Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q/A for the quarter ended June 30, 1999.)
10.9	Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2001.)
10.10	Form of Nonqualified Stock Option Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by
reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2000.)
10.11	Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by
reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2001.)
10.12	Description of Short-term Compensation Plan. (Incorporated by reference to Exhibit No. 10.12 to the Company's
Form 10-K for the year ended December 31, 2005.)
10.13	Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Appendix A to the
Company's definitive proxy statement for its 2004 annual meeting of shareholders filed on March 31, 2004.)

10.14	Form of Stock Appreciation Rights Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan.
(Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No.
333-115369, filed on May 11, 2004.)
10.15	Form of Restricted Stock Unit Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan.
(Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No.
333-115369, filed on May 11, 2004.)
10.16	Form of Restricted Stock Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan.
(Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 25,
2005.)
10.17	Form of Nonqualified Stock Option Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards
Plan. (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March
17, 2005.)
10.18	Form of Restricted Stock Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit
99.1 to the Company's Current Report on Form 8-K filed on March 17, 2005.)
10.19	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors. (Incorporated by reference to
Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2005.)
10.20	Voting Agreement, dated as of December 5, 2006, by and between Martin G. Carver and Grip Acquisition
Corporation. (Incorporated by reference to the Company's Form 8-K dated as of December 5, 2006.)
10.21	Voting Agreement, dated as of December 5, 2006, by and between Roy J. Carver and Grip Acquisition Corporation.
(Incorporated by reference to the Company's Form 8-K dated as of December 5, 2006.)
10.22	Voting Agreement, dated as of December 5, 2006, by and between Carver Partners LP and Grip Acquisition
Corporation. (Incorporated by reference to the Company's Form 8-K dated as of December 5, 2006.)
10.23	Consulting Agreement, dated as of the effective date of the merger, by and between Martin G. Carver and Bandag,
Incorporated. (Incorporated by reference to the Company's Form 8-K dated as of December 5, 2006.)
10.24	Consulting Agreement, dated as of the effective date of the merger, by and between Warren W. Heidbreder and
Bandag, Incorporated. (Incorporated by reference to the Company's Form 8-K dated as of December 5, 2006.)
10.25	Severance Agreement, dated as of December 14, 2006, by and between Frederico U. Kopittke and Bandag,
Incorporated. (Incorporated by reference to the Company's Form 8-K dated as of December 14, 2006.)
10.26	Form of Severance Agreement. (Incorporated by reference to the Company's Form 8-K dated as of December 14,
2006.)
21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
31.1	Certification of the Chief Executive Officer.
31.2	Certification of the Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated
Pursuant to 18 U.S.C.ss.1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant
to 18 U.S.C.ss.1350.

*Represents a management compensatory plan or arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

BANDAG, INCORPORATED AND SUBSIDIARIES

COL. A	COL. B	ADDITIONS COL. C	DEDUCTIONS COL. D		COL. E
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Uncollectible Accounts Written-Off	Foreign Exchange Fluctuations	Balance at End of Period
Year ended December 31, 2006:	$13,782,000	$1,075,000	$2,579,000	$701,000	$12,979,000
Allowance for doubtful accounts
Year ended December 31, 2005:
Allowance for doubtful accounts	$14,734,000	$1,816,000	$2,007,000	$(761,000)	$13,782,000
Year ended December 31, 2004:
Allowance for doubtful accounts	$16,350,000	$788,000	$3,324,000	$(920,000)	$14,734,000

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

Date:    March 15, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roy J. Carver, Jr.	/s/ Gary E. Dewel
Roy J. Carver, Jr	Gary E. Dewel
Director	Director
/s/ James R. Everline	/s/ Phillip J. Hanrahan
James R. Everline	Phillip J. Hanrahan
Director	Director
/s/ Amy P. Hutton	/s/ R. Stephen Newman
Amy P. Hutton	R. Stephen Newman
Director	Director
/s/ Martin G. Carver	/s/ Warren W. Heidbreder
Martin G. Carver	Warren W. Heidbreder
Chairman of the Board,	Vice President, Chief Financial
Chief Executive Officer and President	Officer (Principal Financial Officer)
(Principal Executive Officer)
/s/ Jeffrey C. Pattison
Jeffrey C. Pattison
Corporate Controller
(Principal Accounting Officer)

Date:   March 15, 2007

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 5, 2006, by and among Bandag,
Incorporated, Grip Acquisition Corporation and Bridgestone Americas Holding, Inc.
(Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
3.1	Bylaws: As amended November 8, 2005. (Incorporated by reference to Exhibit No.
3.1 to the Company’s Form 10-K for the year ended December 31, 2005.)
3.2	Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company’s Form 10-K for the year ended December 31, 1992.)
3.3	Articles of Amendment to Bandag, Incorporated’s Articles of Incorporation,
effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the
Company’s Form 10-K for the year ended December 31, 1992.)
3.4	Articles of Amendment to Bandag, Incorporated’s Restated Articles of
Incorporation, effective May 15, 2002. (Incorporated by reference to Exhibit 3(i)
to the Company’s Form 10-Q for the quarter ended June 30, 2002.)
4.1	Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company’s Form 10-K for the year ended December
31, 1992.)
4.2	Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior
Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the
Company’s Form 10-K for the year ended December 31, 1997.)
4.3	Rights Agreement dated as of August 21, 2006, between Bandag, Incorporated and
Computershare Trust Company, N.A. (Incorporated by reference to the Company’s
Form 8-A dated as of August 22, 2006.)
4.4	Amendment to Rights Agreement, dated as of December 5, 2006, between Bandag,
Incorporated and Computershare Trust Company, N.A. (Incorporated by reference to the Company’s Form 8-A/A dated as of December 6, 2006.)
10.1	Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999.
(Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-K for the
year ended December 31, 1999.)
10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by
reference to Exhibit No. 10.2 to the Company’s Form 10-K for the year ended
December 31, 1993.)
10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April
1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company’s Form
10-K for the year ended December 31, 1996.)
10.2	Bandag System Franchise Agreement, as revised November 1998. (Incorporated by reference to Exhibit 10.2(a) to the Company’s form 10-K for the year ended
December 31, 1998.)
10.2	Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit
10.2(c) to the Company’s Form 10-K for the year ended December 31, 2001.)
10.2	Form letter to the Company’s U.S. franchisees. (Incorporated by reference to
Exhibit 99.1 to the Company’s Form 8-K dated June 14, 2002.)
10.2	Current Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to
Exhibit 10.2(e) to the Company’s Form 10-K for the year ended December 31, 2004.)
10.3	Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to
Exhibit No. 10.3 to the Company’s Form 10-K for the year ended December 31, 2001.)
10.4	Form of Participation Agreement under the Bandag, Incorporated Restricted Stock
Grant Plan. (Incorporated by reference as Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1994.)
10.5	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver. (Incorporated by reference to Exhibit 10.1 to the Company’s
Form 10-Q/A for the quarter ended June 30, 1999.)
10.6	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II. (Incorporated by reference to Exhibit 10.2 to the
Company’s Form 10-Q/A for the quarter ended June 30, 1999.)

10.7	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder. (Incorporated by reference to Exhibit 10.4 to the
Company’s Form 10-Q/A for the quarter ended June 30, 1999.)
10.8	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane. (Incorporated by reference to Exhibit 10.5 to the Company’s
Form 10-Q/A for the quarter ended June 30, 1999.)
10.9	Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001.)
10.10	Form of Nonqualified Stock Option Agreement under the Bandag, Incorporated Stock
Award Plan. (Incorporated by reference to Exhibit 10.15 to the Company’s Form
10-K for the fiscal year ended December 31, 2000.)
10.11	Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock
Award Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form
10-K for the year ended December 31, 2001.)
10.12	Description of Short-term Compensation Plan. (Incorporated by reference to
Exhibit No. 10.12 to the Company’s Form 10-K for the year ended December 31, 2005.)
10.13	Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders filed on March 31, 2004.)
10.14	Form of Stock Appreciation Rights Agreement under the Bandag, Incorporated 2004
Stock Grant and Awards Plan. (Incorporated by reference to Exhibit 4.2 to the
Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004.)
10.15	Form of Restricted Stock Unit Agreement under the Bandag, Incorporated 2004 Stock
Grant and Awards Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s
Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11,
2004.)
10.16	Form of Restricted Stock Award Agreement under the Bandag, Incorporated 2004 Stock
Grant and Awards Plan. (Incorporated by reference to Exhibit 99.1 to the
Company’s Current Report on Form 8-K filed on February 25, 2005.)
10.17	Form of Nonqualified Stock Option Award Agreement under the Bandag, Incorporated
2004 Stock Grant and Awards Plan. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 17,2005.)
10.18	Form of Restricted Stock Award Agreement for Non-Employee Directors.
(Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form
8-K filed on March 17, 2005.)
10.19	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors.
(Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form
8-K filed on March 17, 2005.)
10.20	Voting Agreement, dated as of December 5, 2006, by and between Martin G. Carver and Grip Acquisition Corporation. (Incorporated by reference to the Company’s
Form 8-K dated as of December 5, 2006.)
10.21	Voting Agreement, dated as of December 5, 2006, by and between Roy J. Carver and
Grip Acquisition Corporation. (Incorporated by reference to the Company’s Form
8-K dated as of December 5, 2006.)
10.22	Voting Agreement, dated as of December 5, 2006, by and between Carver Partners LP and Grip Acquisition Corporation. (Incorporated by reference to the Company’s
Form 8-K dated as of December 5, 2006.)
10.23	Consulting Agreement, dated as of the effective date of the merger, by and between
Martin G. Carver and Bandag, Incorporated. (Incorporated by reference to the
Company’s Form 8-K dated as of December 5, 2006.)
10.24	Consulting Agreement, dated as of the effective date of the merger, by and between
Warren W. Heidbreder and Bandag, Incorporated. (Incorporated by reference to the
Company’s Form 8-K dated as of December 5, 2006.)
10.25	Severance Agreement, dated as of December 14, 2006, by and between Frederico U.
Kopittke and Bandag, Incorporated. (Incorporated by reference to the Company’s
Form 8-K dated as of December 14, 2006.)

10.26	Form of Severance Agreement. (Incorporated by reference to the Company’s Form 8-K dated as of December 14, 2006.)
21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
31.1	Certification of the Chief Executive Officer.
31.2	Certification of the Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and
President of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of
Bandag, Incorporated Pursuant to 18 U.S.C. §1350.

*Represents a management compensatory plan or arrangement.