Form 10-K/A
period 2006-12-31
BANDAG INC
filed 2007-04-30
CIK 9534

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

2905 North Highway 61Muscatine, Iowa 52761-5886
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

The number of shares outstanding of the issuer’s classes of common stock as of January 31, 2007: Common Stock, 9,982,291 shares; Class A Common Stock, 9,520,791 shares. (On January 16, 2007, each share of Class B Common Stock was automatically converted into one share of Common Stock.)

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On March 16, 2007, the undersigned registrant filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The registrant hereby amends the original Annual Report on Form 10-K by amending and restating Part III and Part IV of the Form 10-K in their entirety to provide the information that the registrant indicated it would incorporate by reference from its Proxy Statement for the 2007 Annual Meeting of the Shareholders unless the Proxy Statement would not be filed by April 30, in which case the registrant would amend the Form 10-K to provide the omitted information.

This Amendment No. 1 to the Annual Report on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than amending and restating Part III and Part IV, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following sets forth certain information concerning the Directors of the Company:

Martin G. Carver, age 58, was elected Chairman of the Board effective June 23, 1981, Chief Executive Officer effective May 18, 1982, and President effective May 25, 1983. Mr. Carver was also Vice Chairman of the Board from January 5, 1981 to June 23, 1981. He is a member of the Executive Committee. Mr. Carver has been a director since 1978.

Roy J. Carver, Jr., age 63. Since June 1982, Mr. Carver has been Chairman of the Board of Directors of Carver Pump Company, Muscatine, Iowa, a builder of centrifugal pumps. Mr. Carver is President of Carver Aero, Inc., which operates fixed base operations at airports in Muscatine and Davenport, Iowa, and President of Carver Hardware, Inc., which operates a chain of retail hardware stores. Mr. Carver holds a directorship in Iowa First Bancshares Corp. Mr. Carver was elected Vice Chairman of the Board in May 2006. He is a member of the Executive Committee. Mr. Carver has been a director since 1982.

Gary E. Dewel, age 64, retired. Mr. Dewel was Executive Vice President, Supply Chain, for Clarion Technologies, Inc., Schaumburg, Illinois, an injection molding business supplier to the automotive industry, until his retirement in April 2000. Previously, he was Vice President, Supply Chain, for Solutia Inc., a spinoff of the chemical businesses of Monsanto Company (1997-April 1999); Vice President, Supply Chain, of Monsanto Company (1994-August 1997) and held several Vice President positions with Navistar International Corporation (1979-1993). He is a member of the Management Continuity and Compensation Committee and Nominating and Corporate Governance Committee. Mr. Dewel has been a director since 1997.

James R. Everline, age 65, is President of Everline & Co., a mergers and acquisitions/management consulting company. Previously, Mr. Everline was President, Investment Banking Division, of Henry & Company (1990-1991). Henry & Company is engaged in the venture capital and investment banking business. Prior to Mr. Everline’s employment by Henry & Company, he was a Partner of Founders Court Investors Inc. (1988-1989) and served as Vice President, Capital Markets Group, Bank of America (1981-1988). He is a member of the Audit Committee, Executive Committee, Management Continuity and Compensation Committee, and the Nominating and Corporate Governance Committee. Mr. Everline has been a director since 1982.

Phillip J. Hanrahan, age 68, retired. Mr. Hanrahan retired from the law firm of Foley & Lardner LLP on January 31, 2007. Prior to that date, he had been for more than five years a partner in Foley & Lardner LLP. In 2006, the Company paid fees for legal services to Foley & Lardner LLP, and the Company anticipates that similar services may be provided by Foley & Lardner LLP in the current fiscal year. Prior to Mr. Hanrahan’s retirement on January 31, 2007, his cash fees as a director were paid to Foley & Lardner LLP, which credited the sums to the Company’s legal services account. Mr. Hanrahan is a member of the Executive Committee. Mr. Hanrahan has been a director since August 1997.

Amy P. Hutton, age 44. On July 1, 2006, Ms. Hutton was appointed Associate Professor, Accounting Department, Carroll School of Management at Boston College, Chestnut Hill, Massachusetts. Previously Ms. Hutton was Associate Professor of Business Administration at Tuck School of Business at Dartmouth College, Hanover, New Hampshire (July 1, 2003 to June 30, 2006). Ms. Hutton was Associate Professor of Business Administration (July 1, 1997 to June 30, 2003) and an Assistant Professor of Business Administration (July 1991 to June 30, 1997) at Harvard Business School. Ms. Hutton was Visiting Scholar, Graduate School of Business, Stanford University (January to June 2003) and Visiting Associate Professor of Business Administration, Tuck School of Business at Dartmouth (July to December 2002). Ms. Hutton is a member of the Audit Committee and the Nominating and Corporate Governance Committee. Ms. Hutton has been a director since June 2003.

R. Stephen Newman, age 63. Since November 2001, Mr. Newman has served as Chief Executive Officer of Cision North America (formerly known as Observer North America), an operating unit of Cision AB (formerly known as Observer AB), listed on the Stockholm Stock Exchange. Prior to November 2001, Mr. Newman was President and Chief Executive Officer of Primedia Information, Inc., an operating unit of Primedia Inc. Mr. Newman continues as Chief Executive Officer of Cision US, Inc. (formerly known as Bacons Information, Inc.), where he served as Chief Executive Officer and President from 1994 to November 2001, and President and Chief Operating Officer from 1990 to 1994. Mr. Newman is a member of the Audit Committee and the Management Continuity and Compensation Committee. Mr. Newman has been a director since 1983.

Executive Officers

In accordance with General Instruction G to Form 10-K the information with respect to executive officers of the Company required by Item 401 of Regulation S-K has been included in Part I hereof under the heading “Executive Officers of the Registrant”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and more than 10% shareholders to file with the Securities and Exchange Commission reports on prescribed forms of their beneficial ownership of the Company’s stock and furnish copies of such reports to the Company. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Form 5 was required to be filed, the Company believes that during the year ended December 31, 2006, all reports required by Section 16(a) to be filed by the Company’s insiders were filed on a timely basis.

Code of Ethics

The information concerning the Company’s code of ethics required by Item 406 of Regulation S-K has been included in Part I hereof under the heading “Available Information.”

Audit Committee

The Audit Committee of the Company’s Board of Directors consists of Ms. Hutton (Chairman) and Messrs. Everline and Newman, each of whom is independent (as independence is defined in the listing standards of the New York Stock Exchange). The Board of Directors has determined that Ms. Hutton qualifies as an “audit committee financial expert,” as defined by the Securities and Exchange Commission, based on her knowledge of financial and accounting matters and years of experience as an Associate Professor, Accounting Department and Associate Professor of Business Administration (see the description of her business background above). Pursuant to its written charter, the major functions of the Audit Committee are to assist the Board of Directors in its oversight of: (a) the integrity of the Company’s financial statements; (b) the independent auditors’ qualifications and independence; (c) the Company’s compliance with legal and regulatory requirements; (d) the performance of the Company’s internal audit function and of the independent auditors; and (e) carrying out other functions which may, from time to time, be assigned to the Audit Committee by the Board of Directors.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Our Executive Compensation Philosophy

We recognize the importance of maintaining sound principles for the development and administration of our executive compensation and benefit programs. Specifically, our executive compensation and benefit programs are designed to achieve the following objectives:

•	Align executive compensation and rewards with the interests of the Company’s shareholders by ensuring our executives own a significant stake in the Company.

•	Provide focus and clarity about corporate strategies and Bandag’s execution of those strategies.

•	Compensate our executives at competitive levels to retain and attract individuals who achieve results and significantly contribute to Bandag’s success and culture.

•	Align actual compensation earned with Bandag’s short-term and long-term performance to ensure executives are highly compensated only when shareholders receive value and executives remain properly motivated to enhance shareholder value;

•	Recognize and reward individuals for the role they have in making Bandag successful and allow them to share in that success by providing our executives with the opportunity to earn above-market compensation for above-market performance.

We believe that a disciplined focus on these core objectives will benefit us, and ultimately our shareholders in the long-term by ensuring that we can attract and retain highly qualified executives who are committed to our long-term success.

Role of Our Compensation Committee

The Management Continuity and Compensation Committee of the Board of Directors (the “Compensation Committee”) has overall responsibility for approving and evaluating all executive officer compensation plans, policies and programs of the Company, including compensation for our Chief Executive Officer, the Chief Financial Officer and the other officers named in the Summary Compensation Table (referred to as the “named executive officers”), and makes all decisions regarding compensation of the Company’s executive officers, including the granting of equity-based awards. The Compensation Committee Charter is available under Investor Relations at www.bandag.com.

The Compensation Committee is comprised of three non-employee independent directors, each of whom meet the independence requirements of the New York Stock Exchange and the Chicago Stock Exchange. Additionally, no director may serve on the Compensation Committee unless he or she (a) is a “Non-Employee Director” under the qualifications set forth in Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (b) satisfies the requirements of an “outside director” for purposes of Section 162(m)(4)(C) of the Internal Revenue Code.

Members of the Compensation Committee are appointed by the Board of Directors annually or as necessary to fill vacancies on the recommendation of our Nominating and Corporate Governance Committee. The Compensation Committee is currently comprised of the following individuals:

Gary E. Dewel James R. Everline R. Stephen Newman, Chairman

The Compensation Committee meets at least four times annually, or more frequently as circumstances dictate. The Committee Chair is appointed by the Board of Directors and chairs all regular sessions of the Compensation Committee and, in consultation with the Chairman of the Board of Directors, sets the agendas for Compensation Committee meetings.

Our Compensation Committee has taken the following steps to ensure our executive compensation and benefit programs are consistent with corporate governance guidelines and the compensation objectives described above:

•	Engaged and directed Mercer HR Consulting to review the Company’s executive compensation program and seek recommendations on the following issues:

-	Short-term plan performance metrics and measures;
-	Long-term plan performance metrics and measures;
-	Long-term plan delivery vehicles (for example, restricted stock, stock options and performance units); and
-	Provide a high level assessment of the competitiveness of our overall executive compensation and benefits program.

•	Reviewed the performance of our CEO (independent of input from him) and approved total compensation for the CEO based on competitive levels and using the same philosophies as stated above as measured against our comparator group (the composition of the comparator group is discussed below).

•	Reviewed the performance of our other named executive officers and other key employees with assistance from our CEO and approved the proper total compensation based on competitive levels as measured against our comparator group.

•	Reviewed each element of compensation, both individually and in the aggregate, awarded to the named executive officers.

Total Direct Compensation

The Compensation Committee establishes total direct compensation (TDC) targets for each of our named executive officers. TDC is the sum of the base salary and short-term and long-term award opportunities (combination of cash and/or stock) available to an executive. TDC is structured to ensure that there is an appropriate balance between short-term (annual) performance and long-term performance. TDC is designed to compensate our executives at competitive levels, with the opportunity to earn above-market pay for above-market performance, through a pay plan that emphasizes performance-based compensation in the form of cash and equity.

Our desire is to compensate executives fairly, from both an internal and external perspective. From an internal perspective, executives are compensated fairly considering factors such as, among other things, role in the organization, achievement of corporate results and individual objectives, and experience. From an external perspective, our executive pay levels are designed to be competitive in the markets in which we compete for executive talent. We benchmark our compensation practices against companies in the manufacturing industry and when appropriate all industries, with revenues between $750 million and $1.25 billion (our comparator group). Compensation for our named executive officers is also benchmarked periodically against the named executive officers at companies in our comparator group as disclosed in proxy statements.

Based on recommendations from Mercer HR Consulting, the Compensation Committee changed the TDC target from the market 60th percentile to the market 50th percentile of competitive compensation, beginning in January 2006. We believe this change better aligns our pay targets with our comparator group and the interests of our shareholders and is more reflective of our actual executive pay practices.

In addition to changing our target TDC to the 50th percentile, the Compensation Committee also made the following changes for 2006 based on recommendations made by Mercer HR Consulting to better align our executive pay program with the interests of our shareholders and pay practices in the marketplace:

•	Executive base salary midpoints were established at the market 50th percentile using the same revenue factors discussed above. As a result of this action, 2006 midpoints for executive officers, including the Chief Executive Officer, were reduced from 2005 levels.

•	Any pay-outs based on results achieved under our Short-Term (annual) Award Plan are to be paid in cash rather than restricted stock with 3-year vesting.

•	Under our Long-Term Award Plan, restricted stock was replaced with performance units to increase the linkage of executive compensation earned to the long-term financial performance of the Company.

For 2006, TDC opportunities for the named executive officers were generally between the 40th and 50th percentile of TDC paid to executives holding similar positions in our comparator group of companies. Messrs Carver, Heidbreder, McErlane, Kopittke, and Tirona received increases of 3.5%, 12%, 43%, 7.5%, and 3.5%, respectively, in TDC opportunities for 2006, which includes any increases in base salary as discussed below. Mr. Heidbreder’s TDC opportunity was increased substantially to better align his compensation with that of executive’s performing similar roles in our comparator group. Mr. McErlane’s TDC opportunity was significantly increased due to his assumption of increased responsibilities in his role during 2006. Of the total amount of increase in TDC, approximately 94% is reflective of additional performance-based compensation opportunities.

The actual level of TDC an executive will achieve depends upon a variety of factors, including the responsibilities of the position, experience of the executive, current level of total compensation relative to the target level, the financial performance of the Company, national trends, and the Company’s competitive need to retain and recruit the very best and most capable individuals. In reviewing the Company’s financial performance, the Compensation Committee considers the Company’s revenues, net income and net income per share in light of competitive and economic conditions during the fiscal year.

Elements of Total Direct Compensation

Base Salary

The base salaries of our named executive officers are reviewed annually by our Compensation Committee. When determining the amount of base salary for each of our named executive officers, the Compensation Committee considers a variety of factors, including level of experience, individual performance, Company and business unit financial performance and trends in salaried employee compensation increases, as disclosed by published salary budget forecasts.

Our Compensation Committee strives to establish competitive base salaries for our named executive officers and targets the market 50th percentile of organizations using the revenue factors discussed above. This helps establish a “midpoint”, or base salary target, under which an executive officer’s base salary is then administered by the Compensation Committee. Midpoints are used to calculate the annual increase for each executive officer by multiplying the midpoint (not the current base salary) by the percentage increase established by the Compensation Committee. In making its decision as to the specific percentage increase to be provided, the Compensation Committee considers information from a variety of sources, including, among other things, salary budget forecasts, consumer price index and Company performance. The resulting amount is then added to the current base salary. During 2006, the named executive officers, with the exception of Messrs. Kopittke and McErlane, received a 3.5% increase in base salary based on the midpoint established for their respective roles.

For Messrs. Carver, Heidbreder and Tirona, this resulted in actual increases, as a percentage of base salary, of 4.0%, 3.1%, and 3.4%, respectively. Messrs. Kopittke and McErlane received increases of 9.2% and 4.2%, respectively, as a percentage of base salary, due to their assumption of additional responsibilities during 2006.

For Messrs Carver, Heidbreder, McErlane, Kopittke, and Tirona, base salary represented approximately 43%, 50%, 44%, 64%, and 60%, respectively, of each of their respective target TDC opportunities for 2006.

Short-Term Award Plan

Our Short-Term Award Plan provides for the award of annual cash bonuses to our named executive officers based on achievement of certain financial targets established by the Compensation Committee.

The Short-Term Award Plan is intended to emphasize achievement of our corporate financial goals and reward the performance of our executive officers in fulfilling their responsibilities. Consistent with our compensation philosophy, cash award payments to our named executive officers are contingent upon the achievement of specific performance targets during the applicable performance period. Specific performance measures used in 2006 were a combination of consolidated Earnings Before Tax (EBT) and specific business unit Earnings Before Interest and Tax (EBIT).

Because of their overall role in the Company, and because they are not affiliated with any one particular business unit, performance was based only on consolidated EBT for Martin G. Carver, Chief Executive Officer and Warren W. Heidbreder, Vice President and Chief Financial Officer. For the remaining named executive officers, performance was based on achievement of a combination of EBT (50%) and specific business unit EBIT (50%). For John C. McErlane, Vice President, North America, business unit performance was based on the combined financial performance of North America and Tire Distribution Systems, Inc., one of our wholly owned subsidiaries. Under each performance measure, pay-out levels are established for threshold, target, and superior performance. For 2007, performance measures used under the Short-Term Award Plan are the same, except that for Frederico U. Kopittke, Vice President, International, business unit performance will be based on the combined financial performance of the International and Europe and Middle East Africa (EMEA) business units.

In addition to establishing performance targets, the Compensation Committee also sets each named executive officer’s target short-term award amount. This amount is determined by subtracting an executive’s base salary from his/her TDC opportunity established by the Compensation Committee. The remaining amount is then divided evenly to achieve the desired balance between short-term and long-term compensation opportunities. The resulting values are then used as the compensation targets under the Short-Term Award Plan and Long-Term Award Plan.

For 2006, Messrs. Carver, Heidbreder, McErlane, Kopittke, and Tirona had a target short-term award amount of $423,000, $201,500, $225,000, $99,000 and $89,000, respectively, which was to be paid upon the achievement of the above described performance measures for each of such officers. For financial performance achieved at the threshold level, cash awards represent 50% of the target value, and for financial performance achieved at the superior level, cash awards represent 150% of the target award value. Arithmetic interpolation is used for financial performance which falls in between the performance levels.

For 2006, the actual consolidated EBT and the EBIT for each of the various business units, other than the International business unit and Tire Distribution Systems, were below the threshold level of performance. Therefore, Frederico U. Kopittke, Vice President, International, was the only named executive officer who earned a cash award based on actual performance against the EBIT component. The value of this cash award for the EBIT component was $34,155.

In addition to the award made to Mr. Kopittke, the Compensation Committee, in its discretion, also granted short-term awards at the threshold level to each of the remaining named executive officers under both the EBT and EBIT components, as applicable. In reaching its decision, the Compensation Committee recognized the significant organizational restructuring that took place during 2006 and that the Short-Term Award Plan did call for restructuring expenses to be included in the calculation of EBT and EBIT. The Compensation Committee also considered the following:

•	The need to recognize the significant effort on the part of our named executives during 2006 in leading the Company through this restructuring, which was designed to increase organizational competitiveness;

•	Restructuring expenses were a one-time charge and the impact did not accurately reflect the operating results for the year; and

•	The need for the Company to retain its executives and pay them competitively.

Based on the Compensation Committee’s decision, Messrs. Carver, Heidbreder, McErlane, and Tirona received total cash awards under the 2006 Short-Term Award Plan of $211,500, $100,750, $112,500, and $44,500, respectively, which represent the total award amounts under both the EBT and EBIT components. The Compensation Committee also awarded Mr. Kopittke $24,750 at the threshold level under the EBT component, in addition to the amount actually earned under the EBIT component for his business unit, as explained above. Including the threshold award under the EBT component, Mr. Kopittke’s total cash award under the 2006 Short-Term Award Plan was $58,905. In 2006, cash bonuses paid to Messrs. Carver, Heidbreder, McErlane, Kopittke, and Tirona represented 16.7%, 14.4%, 16.4%, 11.6% and 11.1%, respectively, of their TDC.

For the 2007 Short-Term Award Plan, Messrs. Carver, Heidbreder, McErlane, Kopittke, and Tirona, have target short-term award amounts of $436,000, $210,000, $233,000, $150,000 and $92,000, respectively, which is to be paid upon the achievement of the above described performance measures for each of such officers. Mr. Kopittke’s short-term target award amount increased $51,000 from 2006 levels due to increased responsibilities and to better align his compensation opportunities with executives performing similar roles in our comparator group.

Because of the relative importance of our Short-Term Award Plan to TDC and its direct link to the achievement of specific performance targets, we believe that the Short-Term Award Plan supports our objectives and remains an important part of our overall compensation program.

Long-Term Award Plan

The objective of our Long-Term Award Plan is to provide compensation opportunities to our executives, contingent upon the long-term performance of the Company. Consistent with our overall compensation philosophy, our Long-Term Award Plan ensures that our named executive officers have a continuing stake in the long-term success of the Company. Because we believe that it is in the interests of our shareholders to have an evenly balanced emphasis between short-term and long-term performance, the target award values under the Long-Term Award Plan for each of our named executive officers are the same as those under the Short-Term Award Plan.

To help achieve the desired focus on long-term performance, equity and cash-based awards, including stock options, restricted stock, performance units, and other equity-based awards can be granted under our 2004 Stock Grant and Awards Plan. Our Compensation Committee determines the relative mix of our equity-based awards by considering various factors, including, among other things, the competitive levels of such awards used in our comparator group, our stock price and our financial performance. Consistent with our compensation objectives, our Compensation Committee may grant awards contingent upon the achievement of additional performance targets, similar to those used in the Short-Term Award Plan.

On February 21, 2006, our named executive officers were granted a stock option to purchase shares of Class A Common Stock at fair market value as of the date of award. In the past four years, our grants of options to the named executive officers occurred on the first regularly scheduled meeting of the Compensation Committee, which is generally the third or fourth Tuesday of the month of February.

The options granted on February 21, 2006 are non-qualified stock options under the Internal Revenue Code. Stock options awarded under this grant are exercisable at a rate of 25% per year, beginning February 21, 2007, and have an exercise period of 10 years. The size of the grant was based on the estimated value of the options using the Black-Scholes option pricing model, and was made considering the portion of the executives officer’s targeted long-term award value that the Compensation Committee wanted to be dependent upon stock price. We believe that having a portion of long-term term compensation linked to our stock price supports our objective of aligning executive compensation with the interests of our shareholders. As a result, stock options made up approximately 40% of an executive officer’s long-term award.

In previous years, we awarded restricted stock with three-year vesting to our named executive officers. Under the direction of the Compensation Committee, restricted stock was replaced with performance units to increase the linkage of executive compensation earned to the specific long-term financial performance of the Company and enhance shareholder value. Because the Compensation Committee desired to place more emphasis on long-term financial performance and increasing shareholder value (rather than stock price only), performance units were also granted February 21, 2006, and made up the remaining 60% of an executive officer’s long-term award.

The number of performance units granted was based on the fair market value of shares of Class A Common Stock on the date of the award. Vesting of the performance units is contingent upon achievement of pre-established equally-weighted financial targets over a three-year period based upon:

•	Compound Annual Growth Rate in consolidated Earnings Before Tax over the three year period ending December 31, 2008, and
•	Three-year average Return on Invested Capital.

The number of performance units granted to each named executive officer represents the number of performance units that could be potentially vested at the target level of performance under both performance measures. At the threshold level of performance, the performance units vest at 50% of the target award value, and at the superior level of performance, the performance units vest at 200% of the target award value. Based on the actual level of performance achieved as measured against the threshold, target, and superior performance levels, 50% of the value of the performance units, based on the fair market value of Class A Common Stock at the end of the performance period, is delivered to the participant in cash, and the remaining 50% is delivered in the form of shares of Class A Common Stock.

To ease the transition from restricted stock to performance units, the Compensation Committee also determined that for the 2006 grant of performance units, 20% will vest at the end of the three-year performance period regardless of the level of performance achieved.

On February 21, 2006, we made the following awards of non-qualified stock options (NQSOs) and performance units (PUs):

•	Mr. Carver received 14,800 NQSOs and 7,080 PUs
•	Mr. Heidbreder received 7,050 NQSOs and 3,370 PUs
•	Mr. McErlane received 4,370 NQSOs and 2,090 PUs
•	Mr. Kopittke received 3,460 NQSOs and 1,660 PUs
•	Mr. Tirona received 3,110 NQSOs and 1,490 PUs.

In addition, on April 18, 2006, we made a grant of 3,600 NQSOs and 1,720 PUs to Mr. McErlane based on increased responsibilities in his role. This award of NQSOs and PUs carries the same attributes as the grants of NQSOs and PUs described above.

Other Benefits

We maintain certain other plans which provide, or may provide compensation and benefits to our named executive officers. These plans are principally our pension plan, supplemental pension plan, 401(k) profit-sharing plan and supplemental profit-sharing plan.

Pension Plan

We maintained a traditional defined benefit pension plan for all salaried employees including our named executive officers. Compensation covered by our pension plan included the salary reported in the Summary Compensation Table, but was limited to $220,000 per year in 2006. Upon termination of employment, an employee may receive a lump-sum benefit, not to exceed $30,000, equal to the actuarial present value of the pension benefit. If the benefit exceeds $30,000, the employee may receive the benefit in the form of a monthly annuity. Under the pension plan, we froze benefit accruals attributable to salary and service effective December 31, 2006.

Salaried Profit-Sharing, Retirement and Savings Plan {(401(k) Profit-sharing Plan}

We maintain a 401(k) Profit-Sharing Plan for all salaried employees including our named executive officers. Under the 401(k) Profit-Sharing Plan, we match 100% of the first 3% of compensation contributed by our named executive officers. During the first quarter of each year, based on service in the prior year, we also contribute an additional 2% of base salary to participant accounts, including the accounts of our named executive officers, as well as four shares of Class A Common Stock and four shares of Common Stock. In addition, salaried employees, including our named executive officers, participate in a performance-based profit-sharing plan, which provides for an additional Company contribution of 0-4% based on Company performance.

Beginning January 1, 2007, we discontinued the 2% company contribution to participant accounts, and implemented a 100% match of the first 6% of compensation contributed by our named executive officers.

Supplemental Pension Plan

We maintain two supplemental executive retirement plans for our named executive officers which supplement such officers’ retirement income. The Supplemental Pension Plan I and Supplemental Pension Plan II are designed to mirror the benefits under our pension plan for executive compensation in excess of $220,000 per year, but not more than $500,000 per year. Each plan served as a tool with which we could provide competitive compensation and benefits to retain and attract talented individuals.

The Supplemental Pension Plan I was frozen for future benefit accruals as of December 31, 2004 due to legislation that was passed regarding non-qualified deferred compensation plans (namely, Section 409A of the Internal Revenue Code, as amended). The Supplemental Pension Plan II was created to conform to the new legislation.

To be consistent with the freeze of our qualified pension plan and also due to increased matching contributions under the 401(k) Profit-Sharing and Supplemental Profit-Sharing Plan II (see below), our Supplemental Pension Plan II was also frozen on December 31, 2006.

Supplemental Profit-Sharing Plan

We maintain two supplemental profit-sharing plans for our named executive officers which supplement such officers’ retirement income. Under the Supplemental Profit-Sharing Plan I and Supplemental Profit-Sharing Plan II, we provided a Company contribution of 5% on compensation over $220,000, up to a salary of $500,000. In addition, an additional Company contribution of 0-4% based on Company performance is also possible. Each plan served as a tool with which we could provide competitive compensation and benefits to retain and attract talented individuals.

The Supplemental Profit-Sharing Plan I was frozen to new contributions as of December 31, 2004 due to legislation that was passed regarding non-qualified deferred compensation plans (namely, Section 409A). The Supplemental Profit-Sharing Plan II was created to conform to the new legislation, and was frozen on December 31, 2006.

Compensation Arrangements Related to Merger

On December 5, 2006, we entered into a definitive merger agreement with Bridgestone Americas Holding, Inc. (referred to as BSAH) and Grip Acquisition Corporation (referred to as Grip Acquisition), a wholly-owned subsidiary of BSAH, pursuant to which Grip Acquisition will acquire the outstanding shares of each class of our stock for US $50.75 per share in cash. Our Compensation Committee believes that the proposed merger causes uncertainty among certain key employees about future employment with us, without regard to each employee’s competence or past contributions. It was determined that this uncertainty could result in the loss of the services of certain employees, to our detriment and the detriment of our shareholders.

Based on the uncertainty related to the proposed merger and the valuable services that our employees provide to the company, the Compensation Committee determined that it is in the best interests of these employees and Bandag and its shareholders to provide for the acceleration of outstanding equity awards upon consummation of the merger, with the equity awards being cancelled and representing solely the right to receive a cash payment provided for in the merger agreement. See “Disclosure Regarding Termination and Change in Control Provisions” for a more detailed description of the treatment of equity awards in the merger.

In addition, the Compensation Committee approved severance agreements for certain employees, including Mr. Kopittke. (In 1999, we had previously entered into severance agreements with Messrs. Carver, Heidbreder and McErlane.) See “Disclosure Regarding Termination and Change in Control Provisions” for a more detailed discussion of the severance agreements.

In addition to approving severance agreements for certain employees, the Compensation Committee approved consulting agreements with Messrs. Carver and Heidbreder, whose employment with us will terminate as of the effective date of the merger. These consulting agreements will be triggered only if consulting services are requested by us after the merger is consummated. The Compensation Committee determined that it was advisable to enter into the consulting agreements because Messrs. Carver and Heidbreder have expertise, knowledge and insight that might be useful to enhancing or improving our strategic business, or to easing integration issues following the merger. See “Disclosure Regarding Termination and Change in Control Provisions” for a more detailed discussion of the consulting agreements.

Summary Compensation Table

Set forth below is information regarding compensation earned by or paid or awarded to the named executive officers during 2006: (a) Martin G. Carver, our Chairman, President and Chief Executive Officer; (b) Warren H. Heidbreder, our Chief Financial Officer and Secretary; (c) John C. McErlane, our Vice President of North America, which includes responsibility for Tire Distribution Systems; (d) Frederico U. Kopittke, our Vice President of our International business unit; and (e) Michael A. Tirona, our Vice President of our EMEA business unit. Messrs. McErlane, Kopittke, and Tirona represent our three other most highly compensated executive officers whose total compensation exceeded $100,000. The identification of such named executive officers is determined based on the individual’s total compensation for 2006, as reported below in the Summary Compensation Table, other than amounts reported as above-market earnings on deferred compensation and the actuarial increase in pension benefit accruals. The table sets forth for the named executive officers: (a) the dollar value of base salary earned during 2006; (b) the dollar value of cash bonuses granted for the year; (c) the dollar value of the compensation cost of all stock and option awards recognized over the requisite service period, computed in accordance with Financial Accounting Standards No. 123 (Revised 2004) (SFAS 123(R)); (d) the dollar value of non-equity incentive plan compensation paid; (e) the change in pension value and non-qualified deferred compensation earnings during the year; (f) all other compensation for the year; and (g) the dollar value of total compensation for the year.

2006 Summary Compensation Table

Name and Principal Position	Year	Salary (a)	Bonus (b)	Stock Awards (c)	Option Awards (c)	Non-Equity Incentive Plan Compen- sation (d)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (e)	All Other Compen- sation (f)	Total Compen- sation (g)
Martin G. Carver
Chairman, CEO & President	2006	$631,029	$211,500	$99,981	$40,700	$0	$101,208	$75,915	$1,160,333
Warren W. Heidbreder
Vice President, Chief
Financial Officer & Secretary	2006	396,671	100,750	47,590	19,388	0	105,614	40,739	710,752
John C. McErlane
Vice President - North
America	2006	341,594	112,500	53,803	21,648	0	43,259	44,505	617,309
Frederico U. Kopittke
Vice President -
International	2006	336,763	24,750	23,442	9,515	34,155	106,680	34,056	569,361
Michael A. Tirona
Vice President - EMEA	2006	265,925	44,500	21,041	8,553	0	53,524	215,491	609,034

(a)	The dollar value of base salary earned during the fiscal year. For Frederico Kopittke, $168,816 was paid in US dollars, and the remaining amount of $167,947 represents the value, in United States currency, of Mr. Kopittke’s salary which was paid in Brazil Real.

(b)	As discussed above in the Compensation Discussion and Analysis, our Compensation Committee awarded discretionary bonuses to our named executive officers for 2006.

(c)	These amounts reflect the dollar value of the compensation cost of all outstanding stock awards or option awards recognized over the requisite service period, computed in accordance with SFAS 123(R). The assumptions made in valuing the stock awards are included under Note 1 of the Notes to Consolidated Financial Statements in the 2006 Annual Report of Form 10-K.

(d)	Represents earnings in 2006 under the Company’s Short-Term Award Plan based financial performance using a combination of consolidated earnings before tax and business unit earnings before interest and tax.

(e)	Represents the aggregate change in the actuarial present value of accumulated benefits under all qualified and non-qualified defined benefit and actuarial pension plans from the plan measurement date used for financial statement reporting purposes with respect to 2005 to the plan measurement date used for financial statement reporting purposes with respect to 2006. There were no above-market or preferential earnings on non-tax-qualified deferred compensation.

(f)	Of the amounts shown in this column for 2006:

•	the Company’s contribution under its Salaried Profit Sharing, Retirement and Savings Plan for the named executive officers is as follows: Martin G. Carver, $31,500; Warren W. Heidbreder, $24,990; John C. McErlane, $22,905; Frederico U. Kopittke, $10,635; and Michael A. Tirona, $16,753 (of which, because of limitations under the Internal Revenue Code of 1986, as amended, $13,860 was paid into such Profit-sharing Plan for Messrs. Carver, Heidbreder and Tirona; $14,914 for Mr. McErlane; and $10,635 for Mr. Kopittke and the balance to be paid by the Company outside such Profit-sharing Plan);

•	investment earnings on the Company’s non-tax qualified profit-sharing contributions for the named executive officers are as follows: Martin G. Carver, $6,545; Warren W. Heidbreder, $4,199; John C. McErlane, $2,438; and Michael A. Tirona, $665;

•	dividends earned on unvested awards of restricted stock are as follows: Martin G. Carver, $35,143; Warren W. Heidbreder, $7,581; John C. McErlane, $11,428; Frederico U. Kopittke, $9,701; and Michael A. Tirona, $4,460;

•	the imputed value of life insurance provided by the Company is as follows: Martin G. Carver, $2,322; Warren W. Heidbreder, $3,564; John C. McErlane, $860; Frederico U. Kopittke, $2,275; and Michael A. Tirona, $2,322; and

•	$405 is the Company’s contribution to its Bandag Security Program, a combination defined benefit and defined contribution plan, for Messrs. Carver, Heidbreder, McErlane, Kopittke and Tirona.

The remainder of the amount shown for Mr. Kopittke in 2006 is $11,040 representing payments to Mr. Kopittke for rent for an apartment in Muscatine, Iowa, the location of the Company’s headquarters. The remainder of the amount shown for Mr. Tirona in 2006 is $190,886 representing payments due to Mr. Tirona’s status as an expatriate in Belgium. The remainder of the amount shown for Mr. McErlane in 2006 is $6,469 representing cash paid in lieu of vacation to Mr. McErlane.

(g)	The dollar value of total compensation for 2006, equal to the sum of columns (a) through (f).

Grants of Plan-Based Awards

We maintain our 2004 Stock Grant and Awards Plan under which grants may be made to our named executive officers. The following table presents information regarding all such awards that were made to the named executive officers in 2006. The table below also highlights the estimated future payouts under the Short-Term Award Plan at the time the awards were granted under the plan. As of the date of this Annual Report, these non-equity incentive plan awards have either been earned or paid out, or they were not earned, as discussed in more detail in the Compensation Discussion and Analysis.

Grants of Plan-Based Awards in 2006

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (a)
Name	Grant Date	Threshold	Target	Maxi- mum	Threshold	Target	Maxi- mum	All Other Stock Awards: No. of Shares of Stock or Units	All Other Option Awards: No. of Securities Underlying Options (c)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Mr.
Carver		$211,500	$423,000	$634,500
	2/21/2006				3,540	7,080	14,160				$299,944
	2/21/2006								14,800	$35.85	$162,800
Mr.
Heidbreder		100,750	201,500	302,250
	2/21/2006				1,685	3,370	6,740				$142,770
	2/21/2006								7,050	35.85	$ 77,550
Mr.
McErlane		62,500	125,000	187,500
	2/21/2006				1,045	2,090	4,180				$ 88,543
	2/21/2006							2,406 (b)			$ 86,255
	2/21/2006								4,370	35.85	$ 48,070
		50,000	100,000	150,000
	4/18/2006				860	1,720	3,440				$ 72,868
	4/18/2006								3,600	34.88	$ 38,520
Mr.
Kopittke		49,500	99,000	148,500
	2/21/2006				830	1,660	3,320				$ 70,326
	2/21/2006								3,460	35.85	$ 38,060
Mr.
Tirona		44,500	89,000	133,500
	2/21/2006				745	1,490	2,980				$ 63,124
	2/21/2006								3,110	35.85	$ 34,210

(a)	Represents the performance units awarded to our named executive officers, which vest contingent upon the specified level of achievement of pre-established equally-weighted financial targets over a three-year period. Under the Company’s Long-Term Award Plan for each of our named executive officers, vesting of the performance units is based on achievement of results against (i) Compound Annual Growth Rate in Consolidated Earnings Before Tax (EBT) over the three year period ending December 31, 2008, and (ii) Three-year average Return on Invested Capital.

(b)	Mr. McErlane received 2,406 shares of restricted stock based on performance achieved under the 2005 Short-Term Award Plan. The performance measures used were a combination of consolidated earnings per share and Tire Distribution Systems, Inc. earnings before interest and tax. While Messrs. Carver, Heidbreder, Kopittke and Tirona were participants in the Short-Term Award Plan during 2005, their performance targets were not achieved and therefore no grant of restricted stock was made.

(c)	The non-qualified stock options awarded to our named executive officers on February 21, 2006 have a Black-Scholes value of $11.00 per share based on an exercise price of $35.85, and expire on February 16, 2016. The non-qualified stock option awarded to Mr. McErlane on April 18, 2006 has a Black-Scholes value of $10.70 per share based on a grant price of $34.88 and expires on April 18, 2016. Both awards vest over four years at a rate of 25% per year. The stock options have an estimated volatility of 36.5% and a dividend yield of 3.58%.

For a discussion of the treatment of plan-based awards in the proposed merger with BSAH, see “Disclosure Regarding Termination and Change in Control Provisions”.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding stock options, restricted stock, and performance units held by the named executive officers as of December 31, 2006, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

Outstanding Equity Awards at December 31, 2006

	Option Awards					Stock Awards
Name	No. of Securities Underlying Unexercised Options (# Exercisable)	No. of Securities Underlying Unexercised Options (# Unexercisable) (a)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (b)	Market Value of Shares or Units of Stock That Have Not Vested (c)	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested (d)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (e)
Mr. Carver	24,100	0	--	$33.88	2/8/2009
	47,900	0	--	21.09	3/7/2010
	50,400	0	--	24.35	3/13/2011
	41,100	0	--	32.53	3/12/2012
	43,800	14,600	--	27.68	2/25/2013
	11,150	11,150	--	44.41	2/24/2014
	4,805	14,415	--	40.96	2/18/2015
	0	14,800	--	35.85	2/21/2016
						2,972	$148,481	9,992	$499,200
						5,005	250,050	5,475	273,531
								3,540	176,858

Mr. Heidbreder	9,000	0	--	$33.88	2/8/2009
	17,600	0	--	21.09	3/7/2010
	19,300	0	--	24.35	3/13/2011
	15,500	0	--	32.53	3/12/2012
	16,800	5,600	--	27.68	2/25/2013
	4,450	4,450	--	44.41	2/24/2014
	1,920	5,760	--	40.96	2/18/2015
	0	7.050	--	35.85	2/21/2016
						1,189	$59,402	3,837	$191,697
						2,000	99,920	2,190	109,412
								1,685	84,183

Mr. McErlane	7,000	0	--	$33.88	2/8/2009
	17,600	0	--	21.09	3/7/2010
	19,300	0	--	24.35	3/13/2011
	16,400	0	--	32.53	3/12/2012
	16,800	5,600	--	27.68	2/25/2013
	3,100	3,100	--	44.41	2/24/2014
	1,350	4,050	--	40.96	2/18/2015
	0	4,370	--	35.85	2/21/2016
	0	3,600	--	34.88	4/18/2016
						832	$41,567	4,047	$202,188
						1,405	$70,194	1,965	$98,171
								2,406	$120,204
							`	1,045	$52,208
								860	$42,966

Mr. Kopittke	11,800	0	--	$21.09	3/7/2010
	13,300	0	--	24.35	3/13/2011
	9,800	0	--	32.53	3/12/2012
	10,200	3,400	--	27.68	2/25/2013
	2,600	2,600	--	44.41	2/24/2014
	1,115	3,345	--	40.96	2/18/2015
	0	3,460	--	35.85	2/21/2016
						691	$34,522	2,628	$131,295
						1,160	57,954	2,339	116,856
								830	41,467

Mr. Tirona	9,400	0	--	$21.09	3/7/2010
	6,400	0	--	24.35	3/13/2011
	9,300	0	--	32.53	3/12/2012
	9,450	3,150	--	27.68	2/25/2013
	2,350	2,350	--	44.41	2/24/2014
	1,010	3,030	--	40.96	2/18/2015
	0	3,110	--	35.85	2/21/2016
						624	$31,175	1,079	$53,907
						1,050	52,458	575	28,727
								745	37,220

(a)	Represents the number of securities underlying non-qualified stock options that are not vested and non-exercisable. For Mr. Carver, 28,680, 14,080, 8,505 and 3,700 securities will vest in the years 2007, 2008, 2009, and 2010, respectively; for Mr. Heidbreder, 11,508, 5,908, 3,683, and 1,763 securities will vest in the years 2007, 2008, 2009, and 2010, respectively; for Mr. McErlane, 10,493, 4,893, 3,343, and 1,993 securities will vest in the years 2007, 2008, 2009, and 2010, respectively; for Mr. Kopittke, 6,680, 3,280, 1,980, and 865 securities will vest in the years 2007, 2008, 2009, and 2010, respectively; and for Mr. Tirona, 6,113, 2,963, 1,788, and 778 securities will vest in the years 2007, 2008, 2009, and 2010, respectively.

(b)	Represents unvested restricted stock awards made to the named executive officers under the Company’s Long-Term Award Plan. Awards of 2,972 and 5,005 restricted shares made to Mr. Carver vest on February 24, 2007 and February 18, 2008, respectively; awards of 1,189 and 2,000 restricted shares made to Mr. Heidbreder vest on February 24, 2007 and February 18, 2008, respectively; awards of 832 and 1,405 restricted shares made to Mr. McErlane vest on February 24, 2007 and February 18, 2008, respectively; awards of 691 and 1,160 restricted shares made to Mr. Kopittke vest on February 24, 2007 and February 18, 2008, respectively; and awards of 624 and 1,050 restricted shares made to Mr. Tirona vest on February 24, 2007 and February 18, 2008, respectively.

(c)	Represents the aggregate market value of shares of restricted stock that have not vested based on the closing price of a share of Class A Common Stock on December 29, 2006, which was $49.96.

(d)	Represents unvested restricted stock awarded based on achievement of goals established under Company’s Short-Term Award Plan, and unvested performance units held by the named executive officers under the Long-Term Award Plan.

Awards of 9,992 and 5,475 restricted shares made to Mr. Carver vest on February 24, 2007 and February 18, 2008, respectively; awards of 3,837 and 2,190 restricted shares made to Mr. Heidbreder vest on February 24, 2007 and February 18, 2008, respectively; awards of 4,047, 1,965, and 2,406 restricted shares made to Mr. McErlane vest on February 24, 2007, February 18, 2008, and February 21, 2009, respectively; awards of 2,638 and 2,339 restricted shares made to Mr. Kopittke vest on February 24, 2007 and February 18, 2008, respectively; and awards of 1,079 and 575 restricted shares made to Mr. Tirona vest on February 24, 2007 and February 18, 2008, respectively.

Awards of performance units granted in 2006 vest on January 1, 2009 based on achievement of performance targets established by the Compensation Committee for the three-year period ending December 31, 2008 as discussed above. Based on achievement at the threshold level of performance, 3,540 units would vest for Mr. Carver; 1,685 units would vest for Mr. Heidbreder; 1,905 units would vest for Mr. McErlane; 830 units would vest for Mr. Kopittke; and 745 units would vest for Mr. Tirona.

(e)	Represents the aggregate market value of performance units at the threshold level of performance that have not vested, based on the closing price of a share of Class A Common Stock on December 29, 2006, which was $49.96.

Option Exercises and Stock Vested

The following table sets forth information regarding each exercise of stock options and vesting of restricted stock that occurred during 2006 for each of our named executive officers on an aggregated basis:

Option Exercises and Stock Vested During 2006

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting (a)	Value Realized on Vesting (b)
Mr. Carver	--	--	11,129	$410,382
Mr. Heidbreder	--	--	4,197	154,764
Mr. McErlane	--	--	1,112	41,005
Mr. Kopittke	--	--	1,687	62,208
Mr. Tirona	--	--	--	--

(a)	Represents number of restricted shares of Class A Common Stock awarded on February 25, 2003, which vested on February 25, 2006.

(b)	Represents the aggregate dollar value realized upon vesting based on the fair market value of $36.875 for a share of Class A Common Stock of on the day of vesting (namely, the number of shares times the market price of the underlying shares on the vesting date).

Pension Benefits

The following table sets forth the actuarial present value of each named executive officer’s accumulated benefits under our pension plan and supplemental executive retirement plan, assuming benefits are paid at normal retirement age based on current levels of compensation. The table also shows the number of years of credited service under each such plan.

Pension Benefits as of December 31, 2006

Name	Plan Name (a)	Number of Years Credited Service (b)	Present Value of Accumulated Benefits (c)	Payments During Last Fiscal Year
Mr. Carver	Bandag Pension Plan	27.48	$555,430	$0
	Bandag, Incorporated	27.48	738,115	0
	Supplemental Pension Plan
Mr. Heidbreder	Bandag Pension Plan	24.33	$541,727	$0
	Bandag, Incorporated	24.33	445,800	0
	Supplemental Pension Plan
Mr. McErlane	Bandag Pension Plan	21.78	$321,699	$0
	Bandag, Incorporated	21.78	226,390	0
	Supplemental Pension Plan
Mr. Kopittke	Bandag Pension Plan	12.47	$212,843	$0
	Unfunded liability	12.47	486,036	0
Mr. Tirona	Bandag Pension Plan	21.37	$395,175	$0
	Bandag, Incorporated	21.37	87,897	0
	Supplemental Pension Plan

(a)	The name of each defined benefit plan administered by the Company is provided. For Mr. Kopittke, the Bandag Pension Plan covers service and earnings in the United States up to the IRS compensation limit of $220,000, the same as for the other named executive officers. In addition, he accrues pension benefits based on his service and salary earned in Brazil as well as the grant date value of awards of restricted stock, which are not covered under the Bandag Pension Plan (as it is a qualified plan) or the Supplemental Pension Plan. Therefore it is shown as an unfunded liability, the actuarial present value of which is shown in the table.

(b)	Represents the number of years of service credited to the named executive officer under each plan, computed as of December 31, 2006, the same pension plan measurement date used for financial statement reporting purposes with respect to the Company’s audited financial statements.

(c)	Represents the actuarial present value of the named executive officer’s accumulated benefit under each plan, computed as December 31, 2006, the same pension plan measurement date used for financial statement reporting purposes with respect to the Company’s audited financial statements. As such, the lump sum values were calculated using an interest rate of 5.75% and the RP2000 White Collar Mortality Table projected to 2005 for Males.

Amounts indicated under the Bandag Pension Plan include accrued benefits from Bandag’s Security Program, a component of the Bandag Pension Plan that provides a benefit for service prior to January 1, 1993.

Amounts indicated for our Supplemental Pension Plan include accrued benefits for both the Supplemental Pension Plan I and Supplemental Pension Plan II. Benefits under the Supplemental Pension Plan I were frozen effective December 31, 2004, and benefits provided under the Supplemental Pension Plan II were frozen effective December 31, 2006.

Bandag Pension Plan

Our pension plan is a defined benefit plan which provides a monthly benefit payable to Messrs. Carver, Heidbreder, McErlane, Kopittke, and Tirona based on the formula below. Employees become vested in plan benefits after five years of service, and normal retirement age under the plan is 65, but employees are eligible for early retirement with reduced benefits as early as age 55 with 10 years of service.

1/2% of average monthly earnings		1% of average monthly earnings
times		times		10% of average monthly earnings that
Credited service through	plus	Credited service on and after	plus	exceed covered compensation (pro-rated
12-31-1969		1-1-1970		for less than 16 years of service)

For purposes of our pension plan, earnings consists of income included on an individual’s W-2 form, which would include salary, bonuses as well as any before-tax contributions made to plans sponsored by the Company.

Average monthly earnings are determined by adding earnings during an employee’s five highest consecutive earnings years of service with the Company and dividing the total by 60 (excluding compensation deferred pursuant to our supplemental plan).

Our pension plan was frozen as of December 31, 2006 for benefit accruals attributable to salary and service. Therefore, credited service consists of the total period of employment through December 31, 2006.

For purposes of our pension plan, “Covered Compensation” is the wages with respect to which Social Security benefits would be provided if an employee earned the highest amount covered through age 65. This is determined in accordance with IRS tables as of December 31, 2006.

In addition, our Bandag Security Program also provides a monthly defined benefit payable to Messrs. Carver, Heidbreder, McErlane, and Tirona. The amount of the benefit is $4.33 for each month of service completed with the Company prior to January 1, 1993, payable at age 62 as a monthly annuity or lump sum. The annual amount of the benefit is fixed for each of the following named executive officers as follows: Mr. Carver, $700; Mr. Heidbreder, $542; Mr. McErlane, $404; and Mr. Tirona, $384.

Bandag Supplemental Pension Plan

Our named executive officers also participate in our supplemental executive retirement plan under which benefits are subject to the same vesting schedule as that of our pension plan. Our Supplemental Pension Plan is comprised of the Supplemental Pension Plan I and Supplemental Pension Plan II, and is designed to mirror the benefits under our pension plan for executive compensation in excess of $220,000 per year, up to a maximum salary of $500,000.

Benefits payable under the Supplemental Pension Plan I are in the form of a monthly annuity, and was frozen for future accruals effective December 31, 2004. Benefits payable under our Supplemental Pension Plan II are in the form of a lump sum payment, payable in the seventh month after separation from the Company. The Supplemental Pension Plan II was also frozen to future benefit accruals effective December 31, 2006.

Non-Qualified Deferred Compensation

The following table sets forth annual executive and company contributions under non-qualified defined contribution and other deferred compensation plans, as well each named executive officer’s withdrawals, earnings and year end balances in those plans:

Non-Qualified Deferred Compensation for 2006

Name	Executive Contributions in 2006	Registrant Contributions in 2006 (a)	Aggregate Earnings in 2006 (b)	Aggregate Withdrawals/ Distributions in 2006	Aggregate Balance at December 31, 2006
Mr. Carver	$0	$17,640	$6,545	$0	$173,256
Mr. Heidbreder	0	11,130	4,199	0	110,956
Mr. McErlane	0	7,991	2,438	0	65,959
Mr. Kopittke	0	0	0	0	0
Mr. Tirona	0	2,893	665	0	18,714

(a)	Represents the aggregate dollar amount of Company contributions during 2006, the amounts of which are included under the “All Other Compensation” column in the Summary Compensation Table.

(b)	Represents the aggregate dollar amount of interest or other earnings accrued during the Company’s last fiscal year, the amounts of which are included under the “All Other Compensation” column in the Summary Compensation Table.

Disclosure Regarding Termination and Change in Control Provisions

As discussed previously, on December 5, 2006, we entered into a definitive merger agreement with BSAH and a subsidiary thereof pursuant to which BSAH will acquire the outstanding shares of each class of our stock for US $50.75 per share in cash. In connection with the proposed merger, the named executive officers will receive the payments discussed below.

At the effective time of the merger, all options to purchase stock outstanding under our equity incentive plans, whether or not vested, will be cancelled (subject to the rights of the holders thereof) and will represent solely the right to receive a cash payment equal to the option consideration. The option consideration is equal to the product of (1) the excess, if any, of (a) the merger consideration or, with respect to stock options granted under the Bandag, Incorporated 2004 Stock Grant and Awards Plan (which we refer to as the 2004 Award Plan), the “Change of Control Price,” as defined in the 2004 Award Plan, if greater than the merger consideration over (b) the exercise price per share of stock subject to the stock option, multiplied by (2) the number of shares of stock for which such stock option has not theretofore have been exercised.

At the effective time of the merger, all shares of restricted stock outstanding under our equity incentive plans, whether or not vested, will be cancelled (subject to the rights of the holders thereof) and the holders thereof will be entitled to receive a cash payment with respect to each share subject to any such award equal to the merger consideration or, with respect to restricted stock or restricted stock units granted under the 2004 Award Plan, the “Change of Control Price” as defined therein if greater than the merger consideration.

At the effective time of the merger, all unvested PUs outstanding immediately prior to the effective time will be cancelled (subject to the rights of the holders thereof) and the holder thereof will be entitled to receive performance award consideration. The performance award consideration is equal to the product of (1) the merger consideration or the “Change of Control Price,” as defined in the 2004 Award Plan, if greater than the merger consideration, without interest, in respect of each cancelled PU, multiplied by (2) a fraction the numerator of which is the number of whole months that have elapsed from the beginning of the performance period to which the PU is subject to the date of the effective time and the denominator of which is the number of whole months in such performance period.

The following table indicates the number of options held by the named executive officers on December 31, 2006, the weighted-average exercise prices of those options, those options vested as of December 31, 2006, those options that will vest prior to or as a result of the merger, and the amounts the named executive officers are estimated to receive in settlement of their respective options if the merger is completed:

Officer	Total Options	Weighted- Average Exercise Price ($)	Options Currently Vested	Options to Vest Prior to or as a Result of the Merger	Total Amount to be Received ($)
Martin G. Carver	278,220	$29.89	223,255	54,965	$5,804,270
Warren W. Heidbreder	107,430	30.09	84,570	22,860	2,219,293
Frederico U. Kopittke	61,620	29.30	48,815	12,805	1,321,625
John C. McErlane	102,270	29.44	81,550	20,720	2,179,720
Michael A. Tirona	49,550	30.09	37,910	11,640	1,023,608

As of December 31, 2006, the number and value of the aggregate restricted stock holdings (based on the merger consideration of $50.75 per share) for the named executive officers were as follows:

Officer	Number of Restricted Shares	Amount to be Received ($)
Martin G. Carver	23,444	$1,189,783
Warren W. Heidbreder	9,216	467,712
Frederico U. Kopittke	6,818	346,014
John C. McErlane	10,656	540,792
Michael A. Tirona	3,328	168,896

The table below shows the number and value of the aggregate PU holdings (based on the merger consideration of $50.75 per share) for the named executive officers, assuming for purposes of the table only that the merger was consummated on March 31, 2007:

Officer	Number of Performance Units	Amount to be Received ($)
Martin G. Carver	7,080	$149,713
Warren W. Heidbreder	3,370	71,261
Frederico U. Kopittke	1,660	35,102
John C. McErlane	3,810	80,566
Michael A. Tirona	1,490	31,507

Severance Agreements

Under severance agreements, entered into in 1999, certain of our executive officers (Martin G. Carver, Warren W. Heidbreder and John C. McErlane) are entitled to receive severance benefits equal to the greater of a specified dollar amount ($1,000,000 for Mr. Carver; $650,000 for Mr. Heidbreder; and $610,000 for Mr. McErlane) or an amount equal to 24 months base salary if their employment is involuntary terminated or they voluntarily terminate their employment for good reason, except for death, disability or retirement.  For purposes of these severance agreements, “good reason” means (1) a 15% or greater reduction in the executive’s base pay, (2) a materially adverse change, without the executive’s prior written consent, in the nature or scope of the executive’s title or responsibilities, or (3) the relocation of the executive’s principal place of employment by more than fifty (50) miles.  The severance agreements restrict the executive officers from competing with us for twenty-four months following the termination of employment and also contain extensive restrictions on disclosure of our confidential information.  In connection with entering into the consulting agreements discussed below, the employment of Martin G. Carver and Warren W. Heidbreder will be terminated as of the effective date of the merger with BSAH, thereby triggering our obligation to make severance payments to them under these agreements.

Mr. Frederico U. Kopittke is a party to a severance agreement entered into in connection with the merger agreement with BSAH which provides for a severance payment of two year’s base salary for Mr. Kopittke in the event that, within one year following a change of control of the company, Mr. Kopittke is terminated without “cause” or Mr. Kopittke terminates his or her employment for “good reason” (namely, a reduction in salary and benefits to amounts which are not substantially the same as those in effect as of the date of the agreement, or the relocation of Mr. Kopittke’s principal place of employment to a location more than 50 miles from Mr. Kopittke’s principal place of employment as of the date of the agreement).  The 2007 base salary for Mr. Kopittke is $361,000.

Consulting Agreements

Each of Martin G. Carver, Chairman of the Board, President and Chief Executive Officer, and Warren W. Heidbreder, Vice President, Chief Financial Officer and Secretary, whose employment with us will terminate as of the effective date of the merger, entered into a consulting agreement with us, to be effective as of the effective date of the merger, pursuant to which Messrs. Carver and Heidbreder will provide certain consulting and other related services to us in accordance with the terms and conditions contained therein, if requested by us.  If we request that Mr. Carver provide consulting services during the nine months following the effective date of the merger, we will make a payment to Mr. Carver in an amount equal to $3,000 for each full day that Mr. Carver provides consulting services (we are not required to request any such services of Mr. Carver).  In addition, for the first three months after the effective date of the merger, we will reimburse Mr. Carver for payments for the continuation of his coverage under our group health plan.  The consulting agreement with Mr. Carver is terminable by us upon 30 days prior written notice.  In consideration of Mr. Heidbreder’s performance of the consulting services on a substantially full-time basis during the six months following the effective date of the merger we will make a monthly payment to Mr. Heidbreder in an amount equal to $41,000 and will reimburse Mr. Heidbreder for payments for the continuation of his coverage under our group health plan.

Pension Benefits

Messrs. Carver, Heidbreder, McErlance, Kopittke and Tirona participate in Bandag’s Pension Plan and Supplemental Pension Plan. Upon their termination of employment with us, Messrs. Carver and Heidbreder will be eligible to receive pension benefits, as described under “Pension Benefits”. There were no modifications to the pension plans as a result of entering into the merger agreement with BSAH.

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors during 2006 (Mr. Martin G. Carver receives no compensation for service as a director):

Director Compensation for 2006

Name	Fees Earned or Paid in Cash (b)	Stock Awards (c)	Option Awards (c)	Total
Robert T. Blanchard (a)	$37,500	$23,386	$14,960	$75,846
Roy J. Carver, Jr.	51,250	23,386	14,960	$89,596
Gary E. Dewel	71,375	23,386	14,960	$109,721
James R. Everline	92,750	23,386	14,960	$131,096
Phillip J. Hanrahan	51,500	23,386	14,960	$89,846
Amy P. Hutton	84,250	23,386	14,960	$122,596
Edward D. Jannotta (a)	30,000	23,386	14,960	$68,346
R. Stephen Newman	90,250	23,386	14,960	$128,596

(a)	Messrs. Blanchard and Jannotta retired from our Board of Directors on May 6, 2006.

(b)	Represents the aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairmanship fees, and meeting fees. The following is the number of meetings held during 2006 by our Board of Directors and Committees: There were 13 meetings of our Board of Directors; our Audit Committee held 13 meetings; our Management Continuity and Compensation Committee held 7 meetings, and our Nominating and Corporate Governance Committee held 5 meetings.

(c)	These amounts reflect the dollar value of the compensation cost of all outstanding stock awards recognized over the requisite service period, computed in accordance with SFAS 123(R). The assumptions made in valuing the stock awards are included in Note 1 of the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K and such information is incorporated herein by reference. The total number of outstanding restricted shares as of December 31, 2006 for each of our non-employee directors is as follows: Mr. Carver, 1,411; Mr. Dewel, 1,411; Mr. Everline, 1,411; Mr. Hanrahan, 1,411; Ms. Hutton, 1,411; and Mr. Newman, 1,411. The total number of outstanding stock options as of December 31, 2006 for each of our non-employee directors is as follows: Mr. Carver, 12,935; Mr. Blanchard 6,010; Mr. Dewel, 12,935; Mr. Everline, 12,935; Mr. Hanrahan, 12,935; Ms. Hutton, 4,210; Mr. Jannotta, 12,935; and Mr. Newman, 12,935.

Retainer and Meeting Fees

Our directors, other than our CEO, are compensated according to the following schedule:

Annual Retainer

Committee Chair and Vice Chairman of the Board — $34,500

Other Directors - $32,000

Board Meeting Attendance

All Directors - $1,500 per meeting

Committee Meeting Attendance

Committee Chair - $1,750 per meeting

Other Directors - $1,500 per meeting

Awards of Stock Options and Restricted Stock

Stock Options. Each non-employee director was awarded a stock option to purchase 1,370 shares of Class A Common Stock on March 13, 2006. The exercise price of the stock option is $35.60 per share, which is the fair market value of the Class A Common Stock on the day of grant. The options are immediately exercisable and expire 10 years from the date of grant.

Restricted Stock. Each non-employee director was awarded 657 shares of Class A Common Stock on March 13, 2006. The shares are restricted and vest in three years based upon continued service as a director, or earlier in the event of death, disability, or retirement from the Board of Directors after age 60 with at least 10 years of continuous service as a director. Prior to vesting, our directors are entitled to receive dividends on the shares.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Mr. R. Stephen Newman, Chairman
Gary E. Dewel
James R. Everline

(This compensation committee report is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Act of 1934, except to the extent it is specifically incorporated by reference into such filing.)

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the Compensation Committee during 2006 was a current or former officer or employee of the Company. None of the members engaged in certain transactions with the Company which were required to be disclosed by regulations of the Securities and Exchange Commission. Additionally, there were no compensation committee “interlocks” during 2006, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of Bandag’s Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Ownership by Directors and Executive Officers. The following table sets forth information as to the Common Stock and Class A Common Stock beneficially owned as of January 31, 2007 by each director, the named executive officers, and by all directors and executive officers as a group as of January 31, 2007:

Directors, Nominees and Executive Officers	Amount Beneficially Owned[1][2]	Percentage of Outstanding Stock of Respective Class[1]
Martin G. Carver[3][4]	3,146,132[5]	31.5%[5]
Common Stock
Class A Common Stock	4,118,621[5]	42.1%[5]

Roy J. Carver, Jr.[6]	3,016,417[7]	30.2%[7]
Common Stock
Class A Common Stock	3,522,406[7]	36.9%[7]

Gary E. Dewel
Common Stock	0	0
Class A Common Stock	15,546	*

James R. Everline
Common Stock	200	*
Class A Common Stock	15,596	*

Phillip J. Hanrahan	0	0
Common Stock
Class A Common Stock	14,846	*

Amy P. Hutton
Common Stock	0	0
Class A Common Stock	5,621	*

R. Stephen Newman
Common Stock	0	0
Class A Common Stock	28,996	*

Frederico U. Kopittke
Common Stock	2,052	*
Class A Common Stock	66,836	*

Warren W. Heidbreder	1,861[8]	*
Common Stock
Class A Common Stock	111,754[9]	1.2%

John C. McErlane	1,289[10]	*
Common Stock
Class A Common Stock	108,560[11]	1.1%

Michael A. Tirona
Common Stock	1,076	*
Class A Common Stock	48,713	*

All Directors and Executive Officers
as a Group (14 Persons)
Common Stock	3,554,228[12]	35.6%
Class A Common Stock	4,740,776[12]	46.7%

*	Shares owned constitute less than 1% of shares outstanding and less than 1% of votes entitled to be cast.
**	Shares of Class A Common Stock are non-voting, except as otherwise required by law.

[1]	Beneficial owners exercise both sole voting and sole investment power unless otherwise stated.

[2]	Includes the specified number of shares of Class A Common Stock which the following individuals may acquire pursuant to the exercise of stock options within 60 days after January 31, 2007: Martin G. Carver – 251,935; Roy J. Carver, Jr. – 12,935; Gary E. Dewel – 12,935; James R. Everline - 12,935; Phillip J. Hanrahan - 12,935; Amy P. Hutton – 4,210; R. Stephen Newman - 12,935; Warren W. Heidbreder – 96,077; Frederico U. Kopittke - 55,495; John C. McErlane – 91,142; and Michael A. Tirona - 44,022.

[3]	Does not include 53,079 shares of Common Stock and 12,376 shares of Class A Common Stock held by members of his family, beneficial ownership of which is disclaimed.

[4]	Includes 6,991 shares of Common Stock and 8,944 shares of Class A Common Stock indirectly owned by Carver Management LLC and 1,734,468 shares of Common Stock and 2,218,780 shares of Class A Common Stock held by Carver Partners LP, beneficial ownership of which is disclaimed.

[5]	Martin G. Carver has sole voting and investment power over 530,060 directly held shares of Common Stock and approximately 387 shares of Common Stock held in his 401(k) account, or 5.3% of the outstanding shares of Common Stock, and shares voting and investment power with Roy J. Carver, Jr. over 2,615,685 shares of Common Stock, or 26.2% of the outstanding shares of Common Stock. He has sole investment power over 520,188 directly held shares of Class A Common Stock and approximately 438 shares of Class A Common Stock held in his 401(k) account, or 5.2% of the outstanding shares of Class A Common Stock, and shares investment power with Roy J. Carver, Jr. over 3,346,060 shares of Class A Common Stock, or 35.3% of the outstanding shares of Class A Common Stock.

[6]	Includes 6,991 shares of Common Stock and 8,944 shares of Class A Common Stock indirectly owned by Carver Management LLC and 1,734,468 shares of Common Stock and 2,218,780 shares of Class A Common Stock held by Carver Partners LP, beneficial ownership of which is disclaimed.

[7]	Roy J. Carver, Jr. has sole voting and investment power over 400,732 shares of Common Stock, or 4.0% of the outstanding shares of Common Stock, and shares voting and investment power with Martin G. Carver over 2,615,685 shares of Common Stock, or 26.2% of the outstanding shares of Common Stock. He has sole investment power over 163,411 shares of Class A Common Stock, or 1.7% of the outstanding shares of Class A Common Stock, and shares investment power with Martin G. Carver over 3,346,060 shares of Class A Common Stock, or 35.3% of the outstanding shares of such class.

[8]	Mr. Heidbreder shares voting and investment power over 136 shares with his wife.

[9]	Mr. Heidbreder shares investment power over 5,390 shares with his wife.

[10]	Mr. McErlane shares voting and investment power over 403 shares with his wife.

[11]	Mr. McErlane shares investment power over 544 shares with his wife.

[12]	In order to avoid overstatement, the number of shares of Common Stock and Class A Common Stock which is the subject of shared voting or investment power is only counted once.

Shareholders Owning More Than Five Percent of the Common Stock. The following table provides information concerning persons known by us to beneficially own more than five percent of our Common Stock as of January 31, 2007, based on Schedule 13D or Schedule 13G filings by such persons, other than the ownership of Martin G. Carver and Roy J. Carver, Jr., which is contained in the previous table:

Name and Address	Amount of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Third Avenue Management LLC[1]	2,047,698[1]	20.5%
622 Third Avenue
32nd Floor
New York, NY 10017

Dimensional Fund Advisors Inc.[2]
1299 Ocean Avenue
Santa Monica, CA 90401	729,891[2]	7.3%

Barclays Global Investors, N.A.[3]
45 Fremont Street
5th Floor
San Francisco, CA 94105	598,683[3]	6.6%

Advisory Research, Inc.[4]
180 North Stetson St.
Suite 5500
Chicago, IL 60601	556,715[4]	5.6%

[1]	Information shown is based on an amended Schedule 13G filed with the Securities and Exchange Commission. The amended Schedule 13G indicates that such party has sole voting power over 2,023,948 of such shares and sole dispositive power over 2,047,698 of such shares and shares voting and dispositive power over none of such shares.

[2]	Information shown is based on an amended Schedule 13G filed with the Securities and Exchange Commission. The amended Schedule 13G indicates that such party has sole voting and dispositive power over all of the shares.

[3]	Information shown is based on a jointly filed Schedule 13G filed with the Securities and Exchange Commission by Barclays Global Investors, N.A.; Barclays Global Fund Advisors; Barclays Global Investors, Ltd.; Barclays Global Investors Japan Trust and Banking Company Limited; and Barclays Global Investors Japan Limited. The Schedule 13G indicates that such parties have sole voting power over 537,575 of such shares and sole dispositive power over 598,683 of such shares and share voting and dispositive power over none of such shares.

[4]	Information shown is based on an amended Schedule 13G filed with the Securities and Exchange Commission. The amended Schedule 13G indicates that such party has sole voting and dispositive power over all of the shares.

Shareholders Owning More Than Five Percent of the Class A Common Stock. The following table provides information concerning persons known by us to beneficially own more than five percent of our Class A Common Stock as of January 31, 2007, based on Schedule 13D or Schedule 13G filings by such persons, other than the ownership of Martin G. Carver and Roy J. Carver, Jr., which is contained in the previous table:

Name and Address	Amount of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Private Capital Management, L.P.[1]	1,467,490[1]	15.5%
8889 Pelican Bay Blvd.
Naples, FL 34108

Royce & Associates, LLC[2]
1414 Avenue of the Americas
New York, NY 10019	723,100[2]	7.6%

[1]	Information shown is based on a joint amended Schedule 13G filed with the Securities and Exchange Commission by Private Capital Management, L.P., Bruce S. Shearman, the Chief Executive Officer of Private Capital Management, and Gregg J. Powers, the President of Private Capital Management. The amended Schedule 13G indicates that such party has shared voting power and dispositive power over the 1,467,490 shares of Class A Common Stock.

[2]	Information shown is based on an amended Schedule 13G filed with the Securities and Exchange Commission. The amended Schedule 13G indicates that such party has sole voting and dispositive power over the 723,100 shares of Class A Common Stock.

Change in Control

As discussed previously, on December 5, 2006, we entered into a definitive merger agreement with BSAH and Grip Acquisition, pursuant to which Grip Acquisition will acquire the outstanding shares of each class of our stock for US $50.75 per share in cash. In connection with the merger agreement, each of Martin G. Carver, Roy J. Carver, Jr. and Carver Partners LP (referred to as the “principal shareholders”) entered into a voting agreement, dated as of December 5, 2006, with Grip Acquisition pursuant to which the principal shareholders have each agreed to vote the 3,546,477 shares of Common Stock, representing 35.5% of the Common Stock, and the 4,029,659 shares of Class A Common Stock, representing 42.5% of the Class A Common Stock, that the principal shareholders beneficially own, as well as any shares of which they acquire beneficial ownership, in favor of the merger agreement and the transactions contemplated thereby and against, among other things, any proposal made in opposition to, or in competition or inconsistent with, the merger agreement or the merger.

Each of the principal shareholders, in their capacity as shareholders, also agreed that they will not, and will not permit or authorize any of their representatives to, directly or indirectly:

•	initiate, solicit or knowingly encourage (including by way of providing information) or facilitate any inquiries, proposals or offers with respect to, or the making, or the completion of, a takeover proposal;
•	participate or engage in any discussions or negotiations with, or furnish or disclose any non-public information relating to us or any of our subsidiaries to, or otherwise cooperate with or assist any person in connection with a takeover proposal;
•	approve, endorse or recommend any takeover proposal;
•	enter into any letter of intent, agreement in principle, merger agreement, acquisition agreement, option agreement or other similar agreement relating to a takeover proposal; or
•	resolve, propose or agree to do any of the foregoing, including any agreement with respect to their potential investment in connection with any transaction or resulting entity.

Each of the principal shareholders also waived any rights of appraisal or rights to dissent from the merger that they may have.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about shares of Class A Common Stock that are authorized for issuance (no Common Stock is so authorized) under all of the Company’s existing equity compensation plans, consisting solely of the Company’s Stock Award Plan and 2004 Award Plan.

Equity Compensation Plan Information as of December 31, 2006

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [excluding Securities reflected in Column (a)] (c)
Equity compensation plans
approved by shareowners	1,105,729[1]	$30.57	1,739,138[2]
Equity compensation plans not
approved by shareowners	--	--	--

Total	1,105,729[1]	$30.57	1,739,138[2]

[1]	Represents 959,669 outstanding options under the Stock Award Plan, 141,220 outstanding options under the 2004 Award Plan, and 4,840 stock appreciation rights under the 2004 Award Plan.

[2]	Consists of 1,739,138 shares of Class A Common Stock available for future issuance under the 2004 Award Plan, of which no more than 701,757 shares may be in the form of restricted stock awards.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Roy J. Carver, Jr., brother of Martin G. Carver, owns 100% of Carver Aero, Inc., which operates fixed base operations at airports in Muscatine, Iowa; and Davenport, Iowa. During 2006, it sold $122,707 of aviation fuel and charter services to the Company at competitive prices based on volume purchased and services utilized. Phillip J. Hanrahan, a director, retired January 31, 2007 as a partner of the law firm of Foley & Lardner LLP, Milwaukee, Wisconsin, which has provided legal services to the corporation for several years, including 2006, and expects to provide legal services in 2007. Mr. Jannotta, a former director who retired from our Board in May 2006, is Chairman of William Blair & Company, L.L.C. and Chairman of that firm’s Executive Committee. William Blair & Company, L.L.C. has provided investment banking services to the Company for several years, including 2006, and may provide services in 2007 if requested by the Company.

Our Board of Directors has adopted policies and procedures regarding related person transactions. For purposes of these policies and procedures: (a) a “related person” means any of our directors, executive officers or nominees for director or any of their immediate family members; and (b) a “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $100,000, and in which a related person had or will have a direct or indirect material interest.

Each of our executive officers, directors or nominees for director is required to disclose to the Audit Committee certain information relating to related person transactions for review, approval or ratification by the Audit Committee. Disclosure to the Audit Committee should occur before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the related person transaction. The Audit Committee’s decision whether or not to approve or ratify a related person transaction is to be made in light of the Audit Committee’s determination that consummation of the transaction is not or was not contrary to our best interests. Any related person transaction must be disclosed to the full Board of Directors. Certain types of related person transactions have been pre-approved, including a transaction with a related person that is made in the ordinary course of business on terms no less favorable to the Company than those generally available from an unaffiliated third-party under the same or similar circumstances.

Director Independence

The Company’s Board of Directors has affirmatively determined that all of the Company’s directors (other than Martin G. Carver, Roy J. Carver, Jr. and Phillip J. Hanrahan and our former director Mr. Jannotta), including our former director Mr. Blanchard, as well as each of the members of the Board’s Audit, Management Continuity and Compensation, and Nominating and Corporate Governance Committees, are “independent” as defined in the New York Stock Exchange’s corporate governance listing standards, as they meet the categorical standards of independence adopted by the Board and have no other material relationships with the Company. In addition, the Board determined that Ms. Hutton (Chairman) and Messrs. Everline and Newman meet the additional independence standards for Audit Committee members. The categorical standards of independence are as follows:

A director who at all times during the previous three years has met all of the following categorical standards (the “Categorical Standards”) and has no other material relationships with the Company shall be deemed to be independent:

1.	The Company has not employed the director, and has not employed (except in a non-executive officer capacity) any of his or her immediate family members. Employment as an interim Chairman or Chief Executive Officer or other executive officer shall not disqualify a director from being considered independent following that employment.

2.	Neither the director, nor any of his or her immediate family members, has received more than $100,000 during any twelve-month period in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service). Compensation received by a director for former service as an interim Chairman or Chief Executive Officer or other executive officer need not be considered in determining independence under this test. Compensation received by an immediate family member for service as a non-executive employee of the Company need not be considered in determining independence under this test.

3.	Neither the director, nor one of his or her immediate family members, is a current partner of a firm that is the Company’s internal or external auditor; the director is not a current employee of such a firm; the director does not have an immediate family member that is a current employee of such a firm participating in the firm’s audit, assurance or tax compliance (but excluding tax planning) practice; nor was the director or one of his or her immediate family members, within the last three years, a partner or employee of such a firm that personally worked on the Company’s audit within that time.

4.	Neither the director, nor any of his or her immediate family members, has been part of an “interlocking directorate” in which any of the Company’s present executives serve on the compensation (or equivalent) committee of another company that employs the director or any of his or her immediate family members in an executive officer capacity.

5.	Neither the director, nor any of his or her immediate family members (except in a non-executive officer capacity), has been employed by a company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

6.	Neither the director, nor any of his or her immediate family members, has had a personal services contract with the Company, its Chairman and Chief Executive Officer or other executive officer, or any affiliate of the Company.

7.	Neither the director, nor any of his or her immediate family members, has been an employee, officer or director of a foundation, university or other non-profit organization to which the Company gives directly, or indirectly through the provision of services, more than $100,000 per annum or 10% of the total annual donations received (whichever is less).

8.	Neither the director, nor any of his or her immediate family members, has been employed by (or affiliated with) a significant lender of the Company. For the purposes of this categorical standard, a lender shall be considered significant if the credit extended is more than 10% of the consolidated assets of the Company.

9.	The director is an executive officer of an entity which is indebted to the Company, or to which the Company is indebted, and the total amount of either’s indebtedness to the other is less than 10% of its own total consolidated assets, measured as of the last fiscal year-end.

10.	Neither the director, nor any of his or her immediate family members, is or is affiliated with a firm that is an attorney, investment bank, consultant or similar advisor to the Company.

Presiding Director and Meetings of Independent Directors

The Company requires its non-management directors to meet in executive session at the end of each regularly scheduled meeting of the Board of Directors, not including routine telephonic meetings, and at such other times as any of the non-management directors determine necessary or appropriate. The chairmen of the Audit Committee, the Management Continuity and Compensation Committee and the Nominating and Corporate Governance Committee alternate as the presiding director of the executive sessions of the non-management directors. In addition, the directors who have been determined to be independent by the Board of Directors are required to meet at least once a year in executive session.

Availability of Certain Corporate Governance Documents

The Board of Directors has adopted corporate governance guidelines, a global ethics policy and a written charter for each of the Audit Committee, Management Continuity and Compensation Committee and Nominating and Corporate Governance Committee. The corporate governance guidelines, global ethics policy and the charters are available on the Company’s website at www.bandag.com under “Investor Relations – Corporate Governance.” All of these documents are also available in print upon written request directed to Warren W. Heidbreder, Secretary, Bandag, Incorporated, 2905 North Highway 61, Muscatine, IA 52761-5886.

Communications with Board of Directors

Shareholders may communicate with the Board of Directors by writing to the Board of Directors (or, at the shareholder’s option, to a specific director or group of directors), in care of the Assistant to the Board of Directors at the Company’s Headquarters in Muscatine, Iowa. The Assistant to the Board of Directors will ensure that this communication (assuming it is properly marked to Board of Directors or a specific director or a group of directors) is delivered to the Board of Directors or the specified director or group of directors, as the case may be.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection of Independent Auditors. The Audit Committee has selected Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007. Ernst & Young LLP served as the Company’s independent auditors for the fiscal year ended December 31, 2006.

Audit Fees. The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of the Company’s annual financial statements, the review of the financial statements included in the Company’s Form 10-Qs and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were $2,042,700 and $1,947,000, respectively.

Audit Related Fees. The aggregate fees billed by Ernst & Young LLP for assurance and related services principally related to the performance of the audit of the Company’s financial statements, other than the audit fees described above, for the fiscal years ended December 31, 2006 and 2005 were $96,000 and $85,700, respectively. The services primarily consisted of services in connection with pension audits and various miscellaneous matters.

Tax Fees. For the fiscal years ended December 31, 2006 and 2005, Ernst & Young LLP did not perform any professional services for the Company relating to tax compliance, tax advice or tax planning.

All Other Fees. Other than the foregoing described fees and services, Ernst & Young LLP received no fees nor provided any services in either 2006 or 2005.

Audit Committee Pre-approval Polices and Procedures. The policy of the Audit Committee requires pre-approval of all audit, audit-related, tax and other services to be provided by Ernst & Young LLP, subject to de minimis exceptions for the providing of non-audit services, which services must be approved by the Audit Committee prior to completion of the audit and must otherwise comply with Section 10A(i)(B) of the Securities Exchange Act of 1934.

All of the audit-related services described above were pre-approved by the Audit Committee to the extent required by applicable law.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1)	Financial Statements

The following consolidated financial statements are included in Part II, Item 8 (page references are to the original Annual Report on Form 10-K):

(2)	Financial Statement Schedule

Schedule II – Valuation and qualifying accounts and reserves.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 5, 2006, by and among Bandag, Incorporated, Grip Acquisition Corporation and Bridgestone Americas Holding, Inc. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
3.1	Bylaws: As amended November 8, 2005. (Incorporated by reference to Exhibit No. 3.1 to the Company’s Form 10-K for the year ended December 31, 2005.)
3.2	Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company’s Form 10-K for the year ended December 31, 1992.)
3.3	Articles of Amendment to Bandag, Incorporated’s Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company’s Form 10-K for the year ended December 31, 1992.)
3.4	Articles of Amendment to Bandag, Incorporated’s Restated Articles of Incorporation, effective May 15, 2002. (Incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended June 30, 2002.)
4.1	Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company’s Form 10-K for the year ended December 31, 1992.)
4.2	Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 1997.)
4.3	Rights Agreement dated as of August 21, 2006, between Bandag, Incorporated and Computershare Trust Company, N.A. (Incorporated by reference to the Company’s Form 8-A dated as of August 22, 2006.)
4.4	Amendment to Rights Agreement, dated as of December 5, 2006, between Bandag, Incorporated and Computershare Trust Company, N.A. (Incorporated by reference to the Company’s Form 8-A/A dated as of December 6, 2006.)
10.1*	Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-K for the year ended December 31, 1999.)
10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company’s Form 10-K for the year ended December 31, 1993.)
10.2(a)	U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company’s Form 10-K for the year ended December 31, 1996.)
10.2(b)	Bandag System Franchise Agreement, as revised November 1998. (Incorporated by reference to Exhibit 10.2(a) to the Company’s form 10-K for the year ended December 31, 1998.)
10.2(c)	Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(c) to the Company’s Form 10-K for the year ended December 31, 2001.)
10.2(d)	Form letter to the Company’s U.S. franchisees. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 14, 2002.)
10.2(e)	Current Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(e) to the Company’s Form 10-K for the year ended December 31, 2004.)
10.3*	Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company’s Form 10-K for the year ended December 31, 2001.)

10.4*	Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1994.)
10.5*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999.)
10.6*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999.)
10.7*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999.)
10.8*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999.)
10.9*	Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001.)
10.10*	Form of Nonqualified Stock Option Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2000.)
10.11*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001.)
10.12*	Description of Short-term Compensation Plan. (Incorporated by reference to Exhibit No. 10.12 to the Company’s Form 10-K for the year ended December 31, 2005.)
10.13*	Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders filed on March 31, 2004.)
10.14*	Form of Stock Appreciation Rights Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004.)
10.15*	Form of Restricted Stock Unit Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004.)
10.16*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 25, 2005.)
10.17*	Form of Nonqualified Stock Option Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 17, 2005.)
10.18*	Form of Restricted Stock Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005.)
10.19*	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 17, 2005.)
10.20	Voting Agreement, dated as of December 5, 2006, by and between Martin G. Carver and Grip Acquisition Corporation. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
10.21	Voting Agreement, dated as of December 5, 2006, by and between Roy J. Carver and Grip Acquisition Corporation. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
10.22	Voting Agreement, dated as of December 5, 2006, by and between Carver Partners LP and Grip Acquisition Corporation. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)

10.23*	Consulting Agreement, dated as of the effective date of the merger, by and between Martin G. Carver and Bandag, Incorporated. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
10.24*	Consulting Agreement, dated as of the effective date of the merger, by and between Warren W. Heidbreder and Bandag, Incorporated. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
10.25*	Severance Agreement, dated as of December 14, 2006, by and between Frederico U. Kopittke and Bandag, Incorporated. (Incorporated by reference to the Company’s Form 8-K dated as of December 14, 2006.)
10.26*	Form of Severance Agreement. (Incorporated by reference to the Company’s Form 8-K dated as of December 14, 2006.)
21	Subsidiaries of Registrant. +
23	Consent of Independent Auditors. +
31.1	Certification of the Chief Executive Officer.
31.2	Certification of the Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

*Represents a management compensatory plan or arrangement.
+ Previously filed.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDAG, INCORPORATED
By /s/ Martin G. Carver
Martin G. Carver
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 27, 2007

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 5, 2006, by and among Bandag, Incorporated, Grip Acquisition Corporation and Bridgestone Americas Holding, Inc. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
3.1	Bylaws: As amended November 8, 2005. (Incorporated by reference to Exhibit No. 3.1 to the Company’s Form 10-K for the year ended December 31, 2005.)
3.2	Restated Articles of Incorporation, effective December 30, 1986. (Incorporated by reference to Exhibit No. 3.2 to the Company’s Form 10-K for the year ended December 31, 1992.)
3.3	Articles of Amendment to Bandag, Incorporated’s Articles of Incorporation, effective May 6, 1992. (Incorporated by reference to Exhibit No. 3.3 to the Company’s Form 10-K for the year ended December 31, 1992.)
3.4	Articles of Amendment to Bandag, Incorporated’s Restated Articles of Incorporation, effective May 15, 2002. (Incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended June 30, 2002.)
4.1	Instruments defining the rights of security holders. (Incorporated by reference to Exhibit Nos. 3.2 and 3.3 to the Company’s Form 10-K for the year ended December 31, 1992.)
4.2	Note Purchase Agreement dated December 15, 1997 for $40,000,000 of 6.50% Senior Notes due December 15, 2007. (Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 1997.)
4.3	Rights Agreement dated as of August 21, 2006, between Bandag, Incorporated and Computershare Trust Company, N.A. (Incorporated by reference to the Company’s Form 8-A dated as of August 22, 2006.)
4.4	Amendment to Rights Agreement, dated as of December 5, 2006, between Bandag, Incorporated and Computershare Trust Company, N.A. (Incorporated by reference to the Company’s Form 8-A/A dated as of December 6, 2006.)
10.1*	Bandag, Incorporated Restricted Stock Grant Plan, as amended August 24, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-K for the year ended December 31, 1999.)
10.2	U.S. Bandag System Franchise Agreement Truck and Bus Tires. (Incorporated by reference to Exhibit No. 10.2 to the Company’s Form 10-K for the year ended December 31, 1993.)
10.2(a)	U.S. Bandag System Franchise Agreement Truck and Bus Tires, as revised April 1996. (Incorporated by reference to Exhibit No. 10.2(a) to the Company’s Form 10-K for the year ended December 31, 1996.)
10.2(b)	Bandag System Franchise Agreement, as revised November 1998. (Incorporated by reference to Exhibit 10.2(a) to the Company’s form 10-K for the year ended December 31, 1998.)
10.2(c)	Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(c) to the Company’s Form 10-K for the year ended December 31, 2001.)
10.2(d)	Form letter to the Company’s U.S. franchisees. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 14, 2002.)
10.2(e)	Current Form of Bandag Dealer Franchise Agreement. (Incorporated by reference to Exhibit 10.2(e) to the Company’s Form 10-K for the year ended December 31, 2004.)
10.3*	Miscellaneous Fringe Benefits for Executives. (Incorporated by reference to Exhibit No. 10.3 to the Company’s Form 10-K for the year ended December 31, 2001.)
10.4*	Form of Participation Agreement under the Bandag, Incorporated Restricted Stock Grant Plan. (Incorporated by reference as Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1994.)
10.5*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Martin G. Carver. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999.)
10.6*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Nathaniel L. Derby, II. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999.)

10.7*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and Warren W. Heidbreder. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999.)
10.8*	Severance Agreement, dated as of May 4, 1999, by and between Bandag, Incorporated and John C. McErlane. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999.)
10.9*	Bandag, Incorporated Stock Award Plan, as amended March 12, 2002. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001.)
10.10*	Form of Nonqualified Stock Option Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2000.)
10.11*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated Stock Award Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001.)
10.12*	Description of Short-term Compensation Plan. (Incorporated by reference to Exhibit No. 10.12 to the Company’s Form 10-K for the year ended December 31, 2005.)
10.13*	Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders filed on March 31, 2004.)
10.14*	Form of Stock Appreciation Rights Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004.)
10.15*	Form of Restricted Stock Unit Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-115369, filed on May 11, 2004.)
10.16*	Form of Restricted Stock Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 25, 2005.)
10.17*	Form of Nonqualified Stock Option Award Agreement under the Bandag, Incorporated 2004 Stock Grant and Awards Plan. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 17,2005.)
10.18*	Form of Restricted Stock Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005.)
10.19*	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 17, 2005.)
10.20	Voting Agreement, dated as of December 5, 2006, by and between Martin G. Carver and Grip Acquisition Corporation. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
10.21	Voting Agreement, dated as of December 5, 2006, by and between Roy J. Carver and Grip Acquisition Corporation. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
10.22	Voting Agreement, dated as of December 5, 2006, by and between Carver Partners LP and Grip Acquisition Corporation. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
10.23*	Consulting Agreement, dated as of the effective date of the merger, by and between Martin G. Carver and Bandag, Incorporated. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
10.24*	Consulting Agreement, dated as of the effective date of the merger, by and between Warren W. Heidbreder and Bandag, Incorporated. (Incorporated by reference to the Company’s Form 8-K dated as of December 5, 2006.)
10.25*	Severance Agreement, dated as of December 14, 2006, by and between Frederico U. Kopittke and Bandag, Incorporated. (Incorporated by reference to the Company’s Form 8-K dated as of December 14, 2006.)

10.26*	Form of Severance Agreement. (Incorporated by reference to the Company’s Form 8-K dated as of December 14, 2006.)
21	Subsidiaries of Registrant. +
23	Consent of Independent Auditors. +
31.1	Certification of the Chief Executive Officer.
31.2	Certification of the Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C.ss.1350.

*Represents a management compensatory plan or arrangement.
+ Previously filed.