Form 10-Q
period 2007-03-31
BANDAG INC
filed 2007-05-10
CIK 9534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Common Stock, $1 par value, 9,982,335 shares as of April 30, 2007.
Class A Common Stock, $1 par value, 9,530,621 shares as of April 30, 2007.

BANDAG, INCORPORATED AND SUBSIDIARIES

INDEX

Part I: FINANCIAL INFORMATION			Page No.
Item	1.	Financial Statements (Unaudited)
		Condensed consolidated balance sheets -
		March 31, 2007 (as restated) and December 31, 2006	3
		Condensed consolidated statements of operations
		Three months ended March 31, 2007 and 2006	4
		Condensed consolidated statements of cash flows
		Three months ended March 31, 2007 and 2006	5
		Notes to condensed consolidated financial statements
		March 31, 2007 (as restated)	6
Item	2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	11
Item	4.	Controls and Procedures	16
PART II: OTHER INFORMATION
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item	6.	Exhibits	17
SIGNATURES			18

PART I. FINANCIAL INFORMATION

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

In thousands, except share data	(Unaudited) March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$34,956	$45,900
Investments	97,075	80,300
Accounts receivable, net	148,970	163,160
Inventories
Finished products	68,426	65,904
Material and work in process	18,575	18,703

	87,001	84,607
Other current assets	52,030	53,132

Total current assets	420,032	427,099
Property, plant, and equipment	639,002	633,393
Less accumulated depreciation and amortization	(384,441)	(379,397)

	254,561	253,996
Intangible assets, net	39,832	40,099
Other assets	35,798	31,754

Total assets	$750,223	$752,948

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$38,100	$38,839
Accrued employee compensation and benefits	24,730	32,791
Accrued marketing expenses	18,489	19,433
Other accrued expenses	36,189	39,617
Income taxes payable	9,069	1,611
Short-term notes payable and current portion of other obligations	12,866	14,600

Total current liabilities	139,443	146,891
Long-term debt and other obligations	23,696	22,964
Deferred income tax liabilities	5,961	5,838
Minority interest	1,583	1,750
Shareholders’ equity
Common stock; $1.00 par value; authorized - 21,500,000 shares;
issued and outstanding - 9,983,127 shares in 2007, 9,066,683 shares in 2006	9,983	9,067
Class A common stock; $1.00 par value; authorized - 50,000,000 shares;
issued and outstanding - 9,530,948 shares in 2007, 9,517,117 shares in 2006	9,531	9,517
Class B common stock; $1.00 par value; authorized - 8,500,000 shares;
issued and outstanding - 916,910 shares in 2006	--	917
Additional paid-in capital	49,332	47,670
Retained earnings	517,511	515,883
Accumulated other comprehensive loss	(6,817)	(7,549)

Total shareholders’ equity	579,540	575,505

Total liabilities and shareholders’ equity	$750,223	$752,948

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings

In thousands, except per share data	Three Months Ended March 31,
	2007	2006
Income
Net sales	$227,046	$212,355
Other	2,303	4,556

	229,349	216,911
Costs and expenses
Cost of products sold	152,064	144,744
Engineering, selling, administrative, and other expenses	55,607	65,179

	207,671	209,923
Income from operations	21,678	6,988
Interest income	1,865	2,454
Interest expense	(231)	(314)

Earnings before income taxes, minority interest
and discontinued operations	23,312	9,128
Income taxes	8,598	3,599
Minority interest	(167)	(180)

Earnings from continuing operations	14,881	5,709
Net loss on discontinued operations	--	(16,356)

Net earnings (loss)	$14,881	$(10,647)

Basic earnings (loss) per share
Earnings from continuing operations	$0.77	$0.30
Net loss on discontinued operations	--	(0.85)

Net earnings (loss)	$0.77	$(0.55)

Diluted earnings (loss) per share
Earnings from continuing operations	$0.75	$0.29
Net loss on discontinued operations	--	(0.83)

Net earnings (loss)	$0.75	$(0.54)

Comprehensive net earnings	$15,613	$4,791
Cash dividends declared per share	$0.340	$0.335
Depreciation included in expense	$6,818	$6,653
Weighted average shares outstanding:
Basic	19,428	19,324
Diluted	19,766	19,571

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands	Three Months Ended March 31,
	2007	2006
Operating Activities
Net earnings (loss)	$14,881	$(10,647)
Non-cash translation adjustment due to sale of South Africa	--	14,212
Provision for depreciation	6,818	6,653
Decrease in operating assets and liabilities, net	2,037	10,576

Net cash provided by operating activities	23,736	20,794
Investing Activities
Additions to property, plant, and equipment	(10,033)	(22,677)
Purchases of investments	(235,525)	(184,950)
Maturities of investments	218,750	180,200
Divestitures of businesses	--	460
Acquisitions of businesses	--	(7,997)

Net cash used in investing activities	(26,808)	(34,964)
Financing Activities
Principal payments on short-term notes payable and long-term obligations	(1,195)	(1,468)
Cash dividends	(6,630)	(6,515)
Purchases of Common Stock and Class A Common Stock	(792)	(946)
Stock options exercised	611	1,181
Excess tax benefits from share-based compensation expense	156	90

Net cash used in financing activities	(7,850)	(7,658)
Effect of exchange rate changes on cash and cash equivalents	(22)	(4)

Decrease in cash and cash equivalents	(10,944)	(21,832)
Cash and cash equivalents at beginning of period	45,900	97,071

Cash and cash equivalents at end of period	$34,956	$75,239

See notes to condensed consolidated financial statements.

BANDAG, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 of Bandag, Incorporated (the “Company”).

Note 2. Comprehensive Net Earnings

Comprehensive net earnings for the three month periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net earnings (loss)	$14,881	$(10,647)
Other comprehensive income:
Foreign currency translation	732	15,522
Minimum pension liability	--	(84)

Comprehensive net earnings	$15,613	$4,791

For the three month period ended March 31, 2006, other comprehensive income includes $14,212,000 of cumulative translation adjustment that was written off as part of the sale of the South African operations.

Note 3. Income Taxes

The company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5,907,000 increase in the liability for unrecognized tax benefits. As required by FIN 48, this was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, the following information required by FIN 48 is provided:

•	The gross unrecognized tax benefits were approximately $7,453,000 as of January 1, 2007 and approximately $7,453,000 as of March 31, 2007. If these unrecognized tax benefits were recognized, approximately $3,424,000 (net of federal tax benefit) would impact the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the change is not expected to have a significant impact on the results of operations or the financial position of the Company.

•	The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $7,028,000 as of January 1, 2007 and $7,117,000 as of March 31, 2007.

BANDAG, INCORPORATED AND SUBSIDIARIES

•	The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and many states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examination for the years prior to 2003. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Earnings from continuing operations	$14,881	$5,709
Net loss on discontinued operation	--	(16,356)

Net earnings (loss)	$14,881	$(10,647)

Denominator:
Weighted-average shares - Basic	19,428	19,324
Effect of dilutive:
Restricted stock	9	2
Stock options	329	245

	338	247
Weighted-average shares - Diluted	19,766	19,571

Basic earnings (loss) per share
Earnings from continuing operations	$0.77	$0.30
Net loss on discontinued operations	--	(0.85)

Net earnings (loss)	$0.77	$(0.55)

Diluted earnings (loss) per share
Earnings from continuing operations	$0.75	$0.29
Net loss on discontinued operations	--	(0.83)

Net earnings (loss)	$0.75	$(0.54)

BANDAG, INCORPORATED AND SUBSIDIARIES

Note 5. Retirement Benefit Plans

Net periodic (benefit) cost for the three month periods ended March 31 is composed of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Pension Benefits
Service cost	$6	$1,317
Interest cost	1,604	1,985
Expected return on plan assets	(1,637)	(2,164)
Amortization of prior service cost	7	32
Amortization of transitional assets	4	16
Recognized actuarial loss	31	358
Settlement loss	9	--

Net periodic cost	$24	$1,544

Postretirement Benefits
Service cost	$47	$52
Interest cost	92	80
Amortization of prior service cost	1	1
Recognized actuarial gain	(41)	(32)

Net periodic cost	$99	$101

Note 6. Restructuring Costs

During 2006, the Company recorded total pre-tax restructuring expenses of $19,762,000. During the quarter ended March 31, 2007, the Company paid approximately $2,304,000 relating to the termination of employees. As of March 31, 2007, $1,612,000 of these restructuring costs remained accrued, substantially all of which is expected to be paid by December 31, 2007.

Note 7. Operating Segment Information

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

BANDAG, INCORPORATED AND SUBSIDIARIES

Speedco, together with Truck PM Plus (formerly Truck Lube 1), acquired in the second quarter of 2006, are combined into one segment, Vehicle Services. Speedco provides quick-service truck lubrication and routine tire services through company-owned on-highway locations in the United States. Truck PM Plus is located in Florida and provides light truck maintenance.

Other consists of corporate administrative expenses, net unrealized foreign exchange gains and losses on U.S. denominated investments, interest income and interest expense.

The Company evaluates performance and allocates resources based primarily on profit or loss before interest and income taxes. Intersegment and intrasegment sales and transfers are recorded at fair market value less a discount between geographic areas within the Traditional Business. Transactions between the Traditional Business and TDS and between the Traditional Business and Vehicle Services are recorded at a value consistent with that to unaffiliated customers.

For the three months ended March 31 (in thousands):

	Traditional Business
	North America		EMEA		International
	2007	2006	2007	2006	2007	2006
Sales by Product
Retread products	$92,528	$87,797	$21,680	$18,967	$31,844	$26,246
New tires	--	--	--	--	--	--
Retread tires	--	--	--	--	--	--
Equipment	4,011	6,354	1,635	555	190	433
Services	--	--	--	--	--	--
Other	2,898	5,949	--	--	--	--

Net sales to unaffiliated customers	$99,437	$100,100	$23,315	$19,522	$32,034	$26,679

Transfers	$7,196	$7,066	$49	$41	$1,812	$2,175
Operating earnings	$18,063	$7,224	$2,090	$801	$5,446	$3,248
Interest income	--	--	--	--	--	--
Interest expense	--	--	--	--	--	--

Earnings before income taxes, minority interest and
discontinued operations	$18,063	$7,224	$2,090	$801	$5,446	$3,248

	TDS		Vehicle Services		Other
	2007	2006	2007	2006	2007	2006
Sales by Product
Retread products	$--	$--	$--	$--	$--	$--
New tires	23,945	24,126	2,136	847	--	--
Retread tires	7,085	7,473	258	160	--	--
Equipment	--	--	--	--	--	--
Services	6,244	6,223	26,804	21,315	--	--
Other	4,921	4,653	867	1,257	--	--

Net sales to unaffiliated customers	$42,195	$42,475	$30,065	$23,579	$--	$--

Transfers	$18	$--	$--	$--	$--	$--
Operating earnings (loss)	$(204)	$(26)	$(497)	$(996)	$(3,220)	$(3,263)
Interest income	--	--	--	--	1,865	2,454
Interest expense	--	--	--	--	(231)	(314)

Earnings (loss) before income taxes, minority interest and
discontinued operations	$(204)	$(26)	$(497)	$(996)	$(1,586)	$(1,123)

BANDAG, INCORPORATED AND SUBSIDIARIES

	Consolidated
	2007	2006
Sales by Product
Retread products	$146,052	$133,010
New tires	26,081	24,973
Retread tires	7,343	7,633
Equipment	5,836	7,342
Services	33,048	27,538
Other	8,686	11,859

Net sales to unaffiliated customers	$227,046	$212,355

Transfers	$9,075	$9,282
Operating earnings	$21,678	$6,988
Interest income	1,865	2,454
Interest expense	(231)	(314)

Earnings before income taxes, minority interest and
discontinued operations	$23,312	$9,128

BANDAG, INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Results include the Company’s three reportable operating segments – its Traditional Business, TDS and Vehicle Services.

Proposed Sale of the Company

On December 5, 2006, Bandag entered into a definitive merger agreement with Bridgestone Americas Holding, Inc. (BSAH) pursuant to which BSAH will acquire the outstanding shares of each class of stock of Bandag for $50.75 per share in cash. This proposed merger remains subject to regulatory approval, as well as the satisfaction of customary closing conditions. The transaction is expected to be completed in the second quarter of 2007.

Income Taxes

The company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5,907,000 increase in the liability for unrecognized tax benefits. As required by FIN 48, this was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, the following information required by FIN 48 is provided:

•	The gross unrecognized tax benefits were approximately $7,453,000 as of January 1, 2007 and approximately $7,453,000 as of March 31, 2007. If these unrecognized tax benefits were recognized, approximately $3,424,000 (net of federal tax benefit) would impact the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the change is not expected to have a significant impact on the results of operations or the financial position of the Company.

•	The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $7,028,000 as of January 1, 2007 and $7,117,000 as of March 31, 2007.

•	The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and many states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examination for the years prior to 2003. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years.

BANDAG, INCORPORATED AND SUBSIDIARIES

Sale of South Africa Operations

During the first quarter of 2006 the Company recorded the deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,356,000, or $0.83 per diluted share. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

Net Sales

Consolidated net sales for the quarter ended March 31, 2007 increased $14,691,000, or 7%, from the prior year period. Retread unit volume in the Traditional Business increased 5% for the quarter ended March 31, 2007 from the prior year period. Net sales were positively impacted by an increase in Traditional Business and Vehicle Services net sales of $8,141,000 and $6,486,000, respectively, for the quarter ended March 31, 2007. Net sales were also positively impacted by $2,568,000 for the quarter ended March 31, 2007, due to the effect of translating foreign currency denominated results to U.S. dollars. The Company’s seasonal sales pattern is tied to the overall performance of the economy and to the level of trucking activity.

Gross Margin

Consolidated gross margin for the quarter ended March 31, 2007 increased 1.2 percentage points from the prior year period. Traditional Business gross margin increased 1.8 percentage points for the quarter ended March 31, 2007, from the prior year period.

Operating and Other Expenses

Consolidated operating and other expenses decreased $9,572,000, or 15%, for the quarter ended March 31, 2007 from the prior year period. The decrease in consolidated operating and other expenses was primarily due to reductions in workforce in 2006.

Other Income

Consolidated other income decreased $2,253,000 for the quarter ended March 31, 2007 from the prior year period. Other income for the quarter ended March 31, 2006, was positively impacted by $1,978,000 due to a legal settlement with a raw material supplier and by $845,000 due to the sale of the Company’s joint venture in India.

Net Earnings

Consolidated earnings from continuing operations were $14,881,000, or $0.75 per diluted share, for the quarter ended March 31, 2007, compared to $5,709,000, or $0.29 per diluted share, for the prior year period. During the quarter ended March 31, 2006 the Company recorded a net loss on discontinued operations of $16,356,000, or $0.83 per diluted share, resulting in a net loss of $10,647,000, or $0.54 per diluted share.

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

BANDAG, INCORPORATED AND SUBSIDIARIES

The table below depicts the breakout of North America’s retread product sales to TDS and to independent dealers.

(in thousands)	Three Months Ended March 31,
Retread Product Sales	2007	2006	(Decrease) Increase
Sales to Independent Dealers	$92,528	$87,797	5.4%
Sales to TDS	4,050	4,355	-7.0%

Total Retread Product Sales	$96,578	$92,152	4.8%

Retread product sales were positively impacted by a 2% increase in retread material unit volume for the quarter ended March 31, 2007. Retread product sales were also positively impacted by a decrease of $3,456,000 in sales incentive programs. Net sales were negatively impacted by the effect of translating Canadian dollar foreign currency denominated results to U.S. dollars of $115,000.

A decrease in sales incentive programs primarily resulted in a 3.4 percentage point increase in North America’s gross margin for the quarter ended March 31, 2007 from the prior year period.

Operating and other expenses decreased $8,491,000, or 30%, for the quarter ended March 31, 2007 from the prior year period. The decrease in operating and other expenses is primarily due to the 2006 reduction in workforce. Other income for the quarter ended March 31, 2006 was positively impacted by $1,083,000 due to a legal settlement with a raw material supplier.

Higher gross margin and lower operating and other expenses were the primary reasons for an increase for North America of $10,839,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended March 31, 2007. North America recorded earnings before income taxes, minority interest and discontinued operations of $18,063,000 for the quarter ended March 31, 2007 as compared to earnings on the same basis of $7,224,000 for the prior year period.

EMEA

The Company’s operations located in Europe principally service markets in European countries, but also export to certain other countries in the Middle East and Northern and Central Africa. This collection of countries is under one management group and is referred to internally as EMEA. Net sales in EMEA increased $3,793,000, or 19%, for the quarter ended March 31, 2007 from the prior year period on a 6% increase in retread material unit volume. Net sales were positively impacted by $2,219,000 due to the effect of translating foreign currency denominated results to U.S. dollars.

Primarily as a result of higher raw material costs, gross margin decreased 5.7 percentage points for the quarter ended March 31, 2007 as compared to the prior year period. Operating and other expenses decreased $1,520,000, or 22%, for the quarter ended March 31, 2007 as compared to the prior year period. The decrease in operating and other expenses is primarily due to the 2006 reduction in workforce. Other income for the quarter ended March 31, 2006 was positively impacted by $340,000 due to a legal settlement with a raw material supplier.

BANDAG, INCORPORATED AND SUBSIDIARIES

Lower operating and other expenses was the primary reason for an increase for EMEA of $1,289,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended March 31, 2007. EMEA recorded earnings before income taxes, minority interest and discontinued operations of $2,090,000 for the quarter ended March 31, 2007 as compared to earnings on the same basis of $801,000 for the prior year period.

International

The Company’s exports from North America to markets in the Caribbean, Central America, South America and Asia, along with operations in Brazil, Mexico, Venezuela, and royalties from licensees in Australia and South Africa, are combined under one management group referred to internally as International. Net sales in International for the quarter ended March 31, 2007 increased $5,355,000, or 20%, from the prior year period. Retread material unit volume increased 16% for the quarter ended March 31, 2007 as compared to the prior year period. Net sales in International for the quarter ended March 31, 2007 were positively impacted by $464,000 due to the effect of translating foreign currency denominated results to U.S. dollars.

Gross margin for the quarter ended March 31, 2007 increased 2.6 percentage points from the prior year period primarily due to higher selling prices. Operating and other expenses for the quarter ended March 31, 2007 decreased $1,000,000, or 16%, from the prior year period. The decrease in operating and other expenses is primarily due to the 2006 reduction in workforce. Other income for the quarter ended March 31, 2006 was positively impacted by $555,000 due to a legal settlement with a raw material supplier and by $845,000 due to the sale of the Company’s joint venture in India.

Higher net sales and gross margin and lower operating and other expenses primarily resulted in an increase for International of $2,198,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended March 31, 2007. International recorded earnings before income taxes, minority interest and discontinued operations of $5,446,000 for the quarter ended March 31, 2007 as compared to earnings on the same basis of $3,248,000 for the prior year period.

During the first quarter of 2006 the Company recorded the deferred loss on the sale of its business in South Africa. Bandag recorded a net loss on discontinued operations of $16,356,000. The loss was primarily due to the cumulative translation adjustment of $14,212,000 that was recorded in the Consolidated Balance Sheet related to the South African operation.

TIRE DISTRIBUTION SYSTEMS, INC.

TDS net sales for the quarter ended March 31, 2007 decreased $280,000, or 1%, from the prior year period.

BANDAG, INCORPORATED AND SUBSIDIARIES

Gross margin for the quarter ended March 31, 2007 decreased 0.7 percentage points from the prior year period. Operating and other expenses decreased $297,000, or 2%, for the quarter ended March 31, 2007.

Lower gross margin primarily resulted in a decrease for TDS of $178,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended March 31, 2007. TDS recorded a loss before income taxes, minority interest and discontinued operations of $204,000 for the quarter ended March 31, 2007 as compared to a loss on the same basis of $26,000 for the prior year period.

VEHICLE SERVICES

The Company’s Speedco, Inc. and Truck PM Plus (formerly Truck Lube 1) operations are combined under one management group referred to internally as Vehicle Services. Truck PM Plus, which provides light truck maintenance, was purchased in April 2006 and contributed $2,281,000 to net sales for the quarter ended March 31, 2007. Speedco net sales for the quarter ended March 31, 2007 increased $3,798,000, or 16%, from the prior year period, primarily due to additional locations. For the quarter ended March 31, 2007, Speedco same store lube sales remained even with the prior year period and same store tire sales increased $169,000, or 8%, as compared to the prior year period. Same store revenue is comprised of locations that have operated for twelve full months. As of March 31, 2007 same store lube sales included 38 locations and same store tire sales included 26 locations. Speedco had 49 locations, 39 with tire service capabilities, as of March 31, 2007, compared to 39 locations, 27 with tire service capabilities, at the same time last year.

Vehicle Services gross margin for the quarter ended March 31, 2007 increased 0.8 percentage points, as compared to the prior year period. Operating and other expenses for the quarter ended March 31, 2007 increased $1,779,000, or 21%, as compared to the prior year periods. Operating and other expenses were negatively impacted by the April 1, 2006 acquisition of Truck PM Plus and by expenses associated with the start-up of new Speedco stores and the addition of tire lanes to existing stores.

Higher net sales was the primary reasons for an increase in Vehicle Services of $499,000 in earnings before income taxes, minority interest and discontinued operations for the quarter ended March 31, 2007, as compared to the prior year period. Vehicle Services recorded a loss before income taxes, minority interest and discontinued operations of $497,000 for the quarter ended March 31, 2007, as compared to a loss on the same basis of $996,000 for the prior year period.

OTHER

The Company’s Other segment consists of corporate expenses, interest income on invested cash balances and interest expense on long-term and short-term debt. Corporate expenses decreased $43,000 for the quarter ended March 31, 2007 as compared to the prior year period. Interest income decreased $589,000 for the quarter ended March 31, 2007 from the prior year period due to a decrease in cash.

BANDAG, INCORPORATED AND SUBSIDIARIES

Financial Condition:

Liquidity

At March 31, 2007, the Company had cash and cash equivalents of $34,956,000, as compared to $45,900,000 at December 31, 2006. At March 31, 2007, the Company had investments of $97,075,000, as compared to $80,300,000 at December 31, 2006. The Company’s ratio of total current assets to total current liabilities was 3.0 to 1 at March 31, 2007, with current assets exceeding current liabilities by $280,589,000. At March 31, 2007, the Company had approximately $107,394,000 in borrowing capacity available under unused lines of credit. The Company believes it has an adequate cash balance for future cash flow needs.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2007 was $23,736,000. At March 31, 2007, the Company had a net decrease in operating assets and liabilities of $2,037,000 compared to a net decrease of $10,576,000 for the prior year period.

Investing Activities

The Company spent $10,033,000 on capital expenditures through March 31, 2007, compared to $22,677,000 spent for the same period last year. The decrease in capital expenditures is primarily due to lower Speedco expenditures for new facilities and installations of quick-service tire lanes at existing facilities. The Company typically funds its capital expenditures from cash, investments and operating cash flows.

The Company’s excess funds are invested in financial instruments with various maturities, but only instruments available-for-sale with an original maturity date of over 90 days and auction rate securities are classified as investments for balance sheet purposes. The Company’s purchases of investments exceeded maturities by $16,775,000 during the three months ended March 31, 2007, resulting in total investments of $97,075,000 as of March 31, 2007.

Financing Activities

Cash dividends totaled $6,630,000 for the three months ended March 31, 2007, compared to $6,515,000 for the same period last year. Cash dividends declared per share were $0.34 for the three months ended March 31, 2007, compared to $0.335 per share for the same period last year.

During the three month period ended March 31, 2007, the Company purchased 15,661 shares of Common Stock and Class A Common Stock at an average price of $50.57 per share, as compared to the purchase of 26,198 shares of Common Stock and Class A Common Stock at an average price of $36.13 per share for the same period last year.

BANDAG, INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION – SAFE HARBOR STATEMENT

In addition to historical information, this quarterly report on Form 10-Q contains “forward-looking” statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which are based on certain assumptions, describe future expectations of Bandag, and are identifiable by the use of words like “estimated” and “expects.” These statements are based on management’s current projections, beliefs and opinions as of the date of this Form 10-Q. They involve known and unknown risk and uncertainties, which may cause the actual results in the future to differ materially from expected results. Bandag’s ability to predict results of the actual effect of future events is inherently uncertain. Factors which could affect the “forward-looking” statements include unanticipated issues associated with obtaining approvals to complete the proposed merger or other unexpected issues that could impact the closing of the proposed merger; unanticipated delays or difficulties in achieving and sustaining the expected cost savings from Bandag’s employee reduction programs; and Bandag’s ability to achieve and sustain expected improvements in its competitive position and management of its business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the Company’s most recent Annual Report filed on Form 10-K, as amended, (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended March 31, 2007 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

BANDAG, INCORPORATED AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)
January 1, 2007 - March 31, 2007	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
Common Stock
January 1 - January 31	1,302	$50.87	1,302	478,131
February 1 - February 28	1,783	$50.80	1,783	467,108
March 1 - March 31	1,465	$50.72	1,465	464,245

Total	4,550	$50.79	4,550	464,245	(1)(2)

Class A Common Stock
January 1 - January 31	473	$50.35	473	478,131
February 1 - February 28	9,240	$50.48	9,240	467,108
March 1 - March 31	1,398	$50.49	1,398	464,245

Total	11,111	$50.47	11,111	464,245	(1)(2)

(1)	On May 2, 2000, the Board of Directors approved a stock purchase program which authorized the purchase of up to 2,000,000 shares of outstanding Common Stock, Class A Common Stock, and/or Class B Common Stock in the open market or in private transactions. The program has no stated expiration date. No stock purchase program expired during the period covered by the above table.

(2)	Represents the total number of shares of Common Stock and/or Class A Common Stock remaining to be purchased under the stock purchase program.

Item 6 — Exhibits

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Written Statement of the Chairman of the Board, Chief Executive Officer and President of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.
32.2	Written Statement of the Vice President, Chief Financial Officer and Secretary of Bandag, Incorporated Pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANDAG, INCORPORATED
(Registrant)

Date: May 10, 2007	/s/ Martin G. Carver
Martin G. Carver
Chairman and Chief Executive Officer
Date: May 10, 2007	/s/ Warren W. Heidbreder
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